Form 10QSB
period 1995-03-31
POLYPHASE CORP
filed 1995-05-22
CIK 748212

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB

          (Mark One)
          [X]    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15 (d) OF  THE
          SECURITIES

          EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1995

          [  ]  TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15  (d) OF THE
          SECURITIES

          EXCHANGE ACT OF 1934


          For the transition period from                to

                            Commission file number: 1-9083

                                POLYPHASE CORPORATION
          (Exact name of small business issuer as specified in its charter)

                                             Nevada
                                    23-2708876
                                  (State or other jurisdiction of
                                                 (I.R.S. Employer
                                       incorporation or organization)
                                                   Identification No.)

                           16885 Dallas Parkway, Suite 400
                                 Dallas, Texas 75248
                       (Address of principal executive offices)

                                    (214) 732-0010
                             (Issuer's telephone number)




          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes       X       No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Common Stock, $.01 par value
                                  12,619,616

                                      Outstanding at May 10, 1995



          Transitional Small Business Disclosure Format Yes    [  ]    No
          [X]

                                POLYPHASE CORPORATION
                                     FORM 10-QSB
                             QUARTER ENDED March 31, 1995


                                  TABLE OF CONTENTS

          PART I. FINANCIAL INFORMATION                   Page No.

          Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of
             March 31, 1995 and September 30, 1994        2

          Consolidated Condensed Statements of
            Operations for the three months ended
            March 31, 1995 and 1994                       4

          Consolidated Condensed Statements of
            Operations for the six months ended
            March 31, 1995 and 1994                       5
          Consolidated Condensed Statements of
            Cash Flows for the six months ended
            March 31, 1995 and 1994                       6


          Notes to Consolidated Condensed
           Financial Statements                           8


          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                                                          10



          PART II - OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K        12


          Signature Page
                                                                    13


                                        Assets
                                                 March 31, September 30,

                                                      1995           1994


          Current assets:
          Cash                                    $275,929     $1,036,839
          Receivables, net  of allowance
           for doubtful accounts
           of $841,326 and $1,243,562
          Trade accounts                         3,592,177      3,023,052
          Current portion of sales
           contracts                             4,574,628      3,827,052
          Notes receivable                       2,464,997      1,234,188
          Related parties                          784,548        860,048
          Inventories                           12,777,470      8,953,780
          Prepaid expenses and other               491,272        362,462
          Total current assets                  24,961,021     19,297,421


          Property and equipment:
          Land                                     505,000        505,000
          Buildings and improvements             2,596,152      2,310,261
          Machinery, equipment and other         2,693,063      2,406,535
          5,794,215                              5,221,796
          Less-Accumulated depreciation          2,072,905      1,901,945
          3,721,310                              3,319,851
          Other assets:
          Noncurrent receivables
            Sales contracts                      2,573,228      2,669,151  Notes receivable654,904379,344
          Excess of cost over fair
            value of net assets
            of businesses
            acquired, net of accumulated
            amortization of $581,548
            and $349,982                         9,151,723      9,383,289
          Other intangible assets                1,284,458      1,314,800
          Restricted cash                          589,989        639,589
          Other                                  1,082,331        971,504
          15,336,633                            15,357,677
                                               $44,018,964    $37,974,949

                     The accompanying notes are an integral part of these consolidated financial statements.

                           POLYPHASE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                                              (Unaudited)

                         Liabilities and Stockholders' Equity

                                                              March 31,           September 30,
                                                                 1994                1994
          Current liabilities:
          Notes payable                        $16,038,085    $12,026,043
          Accounts payable                       3,306,897      3,311,885
          Accrued expenses and other             2,294,544      1,330,524
          Current maturities of
           long-term debt                          737,491        687,954

          Total current liabilities             22,377,017     17,356,406

          Long-term debt, less current maturities5,059,421      5,258,772
          Reserve for credit guarantees            589,989        639,589
          Deferred income taxes                    200,000        200,000
          Deferred credits                         121,885        163,357

          Total liabilities                     28,348,312     23,618,124




          Stockholders' equity:
          Preferred stock, $.01 par value,
           authorized 50,000,000
           shares, issued and outstanding
           100,000 and 477,000 shares                1,000          4,770
          Common stock, $.01 par value,
           authorized 100,000,000 shares,
           issued and outstanding 11,999,116  and 5,880,616
           shares                                  119,991         58,806
          Paid-in capital                       21,743,415     20,924,331
          Accumulated deficit                  (3,201,754)    (4,381,082)
          Notes (receivable)                   (2,992,000)    (2,250,000)

           Total stockholders' equity           15,670,652     14,356,825

                                               $44,018,964    $37,974,949





                     The accompanying notes are an integral part of these consolidated financial statements.

                           POLYPHASE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                                              (Unaudited)

                        POLYPHASE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                          For the Three Months Ended
                                                      March 31,
                                                      1995           1994

          Net revenues                          13,831,411      3,482,599
          Cost of sales                         10,796,839      2,511,227

          Gross profit                           3,034,572        971,372

          Selling, general and
          administrative expenses                2,028,935        787,122

          Operating income                       1,005,637        184,250

          Other income (expenses):
          Interest expense                       (606,967)       (19,418)
          Interest income and other                231,304       -
          Total other income (expenses)          (375,663)       (19,418)

          Earnings before income taxes             629,974        164,832
          Income taxes                              25,000          6,000


          Net income                              $604,974       $158,832
          Weighted average common and common
          equivalent shares:                    12,341,517      6,082,058


          Net income per common share                 $.05           $.03















                     The accompanying notes are an integral part of these consolidated financial statements.

                        POLYPHASE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                                          For the Six Months Ended
                                                     March 31,

                                                      1995           1994

          Net revenues                          26,442,576      7,204,692
          Cost of sales                         20,343,395      5,163,123

          Gross profit                           6,099,181      2,041,569

          Selling, general and
           administrative expenses               4,216,055      1,547,273

          Operating income                       1,883,126        494,296


          Other income (expenses):
          Interest expense                     (1,075,525)       (35,821)
          Interest income and other                416,727       -

          Total other income (expenses)          (658,798)       (35,821)

          Earnings before income taxes
             and cumulative effect of
             accounting change                   1,224,328        458,475
          Income taxes                              45,000         17,000

          Earnings  before cumulative
           effect of accounting change           1,179,328        441,475
          Cumulative effect of change
          in method of
          accounting for income taxes                    -        305,000
          Net income                            $1,179,328       $746,475
          Weighted average
           common and common
          equivalent shares:                    12,361,287      5,822,938

          Income per common share:
          Before extraordinary items
           and cumulative
          effect of accounting change                 $.10           $.08
          Cumulative effect of accounting change         -            .05

          Net income per common share                 $.10           $.13







                     The accompanying notes are an integral part of these consolidated financial statements.

                        POLYPHASE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                For the Six Months Ended
                                                      March 31,
                                                      1995           1994

          Cash flow provided by
             operating activities:
          Net income                            $1,179,328       $746,475
          Adjustments to reconcile
           net income
          to net cash provided by
           (used in ) operating
           activities:
          Depreciation and amortization            539,600        162,599
          Bad debt expense                        (70,582)         24,000
          Issuance of preferred stock
           for services                                  -          5,000
          Cumulative effect of
           change in method
          of accounting for income taxes                 -      (305,000)Imputed interest on TTI
           acquisition note                         66,225        -
          Recognition of deferred
           rent reductions                        (41,472)       (41,472)
          (Increase) decrease in,
           net of effects of
          acquisitions:
          Accounts and sales contracts
           receivable                          (1,188,318)      (796,368)
          Inventories                          (3,823,690)      (350,793)
          Prepaid expenses and other             (239,137)      (126,679)
          Increase (decrease) in,
           net of effects of
          acquisitions:
          Accounts payable                         (4,988)        370,988
          Accrued expenses and other               964,020       (49,778)
          Net cash (used in)
          operating activities                 (2,619,514)      (361,028)


          Cash flows provided by
           (used in) investing
          activities:
          Capital expenditures                   (572,419)      (132,732)
          Notes and other receivables          (1,392,747)        -
          Other intangibles                      (106,732)        -
          Deposit on TTI acquisition                      -      (500,000)

          Net cash provided by (used in)
          investing activities                 (2,071,898)      (632,732)



                     The accompanying notes are an integral part of these consolidated financial statements.

                        POLYPHASE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                     (Unaudited)


                                           For the Six Months Ended

                                March 31,
                                                      1995           1994
          Cash flows provided by
           (used in) financing
          activities:
          Borrowings under line
           of credit arrangements               $4,100,000      $-
          Principal payments on
           notes payable
           and long-term debt                    (303,997)      (734,772)
          Borrowings on notes payable
           and long-term debt                            -        362,000
          Proceeds from private
           placements of
          preferred stock                                -        100,000
          Principal collections on
           Pyrenees notes receivable               258,000              -
          Dividends paid on Series
           A-5 preferred  stock                          -       (62,500)
          Common stock issuance costs            (123,501)       (43,360)
          Net cash provided by (used in)
          financing activities                   3,930,502        (3,632)

          Net increase (decrease)

           in cash                               (760,910)      (997,362)
          Cash - beginning of period             1,036,839      1,234,835

          Cash - end of period                    $275,929       $237,443


          Supplemental schedule of
           cash flow information:
          Cash paid during the period for :
          Interest                                $438,935        $24,207
          Income taxes                                  $-         $2,000


          Supplemental schedules of
           noncash investing
           and financing activities:
          Issuances of preferred stock
           in connection with
            the acquisition
            of Dallas Parkway
            Properties Incorporated                     $-     $1,000,000
          Issuance of  Series A
           preferred stock in
           connection with  consulting
           contract with former officer and director     -         75,000




          .


                     The accompanying notes are an integral part of these consolidated financial statements.

                        POLYPHASE CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Condensed Financial Statements
                                    March 31, 1995



           1.  NATURE OF BUSINESS

             The Company is a diversified holding company that, through its subsidiaries, currently operates in three industry segments: the forestry segment, which distributes, leases and provides financing for commercial and industrial timber and logging equipment; the computer segment, which markets, services and provides the networking of computers and related equipment and electronic parts; and the transformer segment, which manufactures and markets electronic transformers, inductors and filters.
           2.   BASIS OF PRESENTATION

             The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated.

             The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company's latest financial statements filed as part of Form 10-KSB.

           3.   NOTES PAYABLE

             In connection with the acquisition of TTI on June 24, 1994, the Company issued a noninterest bearing note to the seller in the amount of $10,000,000 due October 31,1994 on which interest was imputed at 8%. As of the maturity date, the Company and the seller entered into an agreement providing for the modification, extension and renewal of the note, whereby the note bears interest at 12% and matures on October 31, 1995.

          4.  STOCKHOLDERS' EQUITY

             In connection with the registration of certain shareholders' common stock with the Securities and Exchange Commission on Form SB-2, all previous holders of preferred stock requested conversions of their preferred shares into shares of common stock. All such conversions were completed during the six months ended March 31,1995.

             During March 1995, the Pyrenees Group exercised its option to purchase 100,000 shares of the Company's Series C Preferred Stock through the issuance of a 7% demand note in the amount of $1,000,000, collateralized by the shares issued. This note, together with the notes issued for the previous option exercises by Pyrenees, less $258,000 in principal payments, are reflected as a reduction in stockholders' equity in the accompanying consolidated balance sheet. All such notes were repaid by Pyrenees subsequent to March 31, 1995. Also subsequent to March 31, 1995, Pyrenees converted its Series C Preferred Stock into 500,000 shares of common stock.


          5.  SALE OF SUBSIDIARY

             The Company, during February 1995, entered into a transaction whereby it exchanged 100% of the common stock of Taylor-Built Industries, Inc., a wholly owned subsidiary, for 200,000 shares of restricted common stock of Optimax, Inc., a public company traded on the NASDAQ Exchange. No gain or loss was recognized on this transaction.


          6.  LITIGATION

             On February 28, 1995 a class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company and certain officers seeking at least $15 million in damages plus an unspecified amount for plaintiffs' costs. The suit claims, among other things, that the Company and the officers were responsible for artificially inflating the market price of the Company's common stock
             during the  period of  October   26, 1993  through
             January  15,1995.
             The  Company  intends  to  defend  these   allegations
             vigorously.


          7.  ACQUISITION

             Effective May 5, 1995, the Company acquired the assets and operations of IBM Foods, Inc., a food processing company located in Culver City , California, which operated using the name Overhill Farms. The purchase, which was accomplished through Overhill Farms, Inc. a newly-formed subsidiary of the Company ("Overhill"), provided for cash payment to the seller of $29.7 million, subject to certain adjustments, plus the assumption of certain liabilities of the acquired business. The transaction was financed by Overhill in part using (1) a $12 million revolving line of credit, of which $9.7 million was initially drawn, (2) term loans totalling $6 million , payable monthly over a 4 to 5-year period and (3) the sale of $13 million of senior subordinated notes and warrants, of which $10 million was initially utilized , due in 2002 and
             2003; the warrants provide, among other things, that the purchasers of the subordinated notes may acquire up to 22.5% of Overhill.

          ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS

          General

          The Company is continuing its program of acquisition and expansion, most recently through the completion of the acquisition of the Overhill Farms operations from IBM Foods, Inc. This transaction represents the Company's largest acquisition to date, with Overhill having reported revenues of approximately $100 million and pretax profits of $6.9 million for its latest fiscal year. Overhill which produces high quality frozen poultry, beef and fish entrees, plated meals, soups, sauces and specialty dishes, serves a strong corporate customer base in a wide variety of markets.

          As the Company continues to investigate additional growth and expansion opportunities, its activities are expected to be more industry specific, with efforts focused towards complementing the business segments where the Company, through its subsidiaries, currently operates.

          Results of Operations

          Revenues for the three months ended March 31, 1995 increased from $3,483,000 to $13,831,000 (297%) compared to the three months ended March 31, 1994. Similar increases were experienced in operating income (446%) and in net income (281%), which were substantially attributable to the inclusion of the operations of Texas Timberjack, Inc. (TTI), Micro Configurations, Inc. (Micro) and PC Repair of Florida, Inc. (PCR), all of which were acquired during the latter part of fiscal 1994.

          Revenues for the six months ended March 31, 1995 increased from $7,205,000 to $26,443,000 (267%) compared to the six months ended March 31, 1994. Operating income increased from $494,000 to
          $1,883,000 (281%) and earnings before cumulative effect of an accounting change increased from $441,000 to $1,179,000 (167%). These increases are primarily the result of the added operations of the Company's acquisitions in fiscal 1994. Earnings per share, also before the effect of the accounting change, increased to $.10 per share from $.08, even though the weighted average number of common and common equivalent shares more than doubled between comparable periods.


          Liquidity and Capital Resources

          During the three months ended March 31, 1995, the Company used cash of approximately $2,620,000 in its operating activities.
          This use of cash is primarily attributable to increases in inventories and trade receivables in the Forestry Group as sales are seasonal with increases occurring in the winter months in preparation of logging activities in the spring and summer. The Company used cash of $2,072,000 in its investing activities primarily for increases in notes receivable and capital expenditures.

          The Company's financing activities provided cash of $3,931,,000 during the period, primarily through borrowings against the TTI credit line. These borrowings were used in funding the increases in inventories and receivables referred to above. The Company's note payable to the seller of TTI is due October 31, 1995; the Company anticipates repaying the note prior to maturity using additional borrowings currently being arranged.

          The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come from a combination of internally generated funds, proceeds from the exercise of options, the issuance of additional shares of preferred stock and from additional borrowings. The Company's management believes that cash generated from operations, together with available lines of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

                             PART II - OTHER INFORMATION


          Item 6. Exhibits  and Reportson Form 8-K.

           (a)  Exhibits

           10.1* Loan and Security Agreement, dated May 5, 1995, among FINOVA Capital Corporation and Overhill Farms, Inc.

           10.2*  Secured   Promissory   Note   in   principal   amount   of
                  $2,000,000, dated May 5, 1995.

           10.3*  Secured   Promissory   Note   in   principal   amount   of
                  $4,000,000, dated May 5, 1995.

           10.4* Intercreditor and Subordination Agreement, dated May 5, 1995, among FINOVA Capital Corporation, Rice Partners II, L.P., and Overhill Farms, Inc.

           10.5* Note Purchase Agreement, dated May 5, 1995, among Rice Partners II, L.P. and Overhill Farms, Inc.

           10.6* Warrant Purchase Agreement, dated May 5, 1995, among Rice Partners II, L.P., Polyphase Corporation and Overhill Farms, Inc.

           10.7*  Warrant, dated May 5, 1995.
           10.8* Shareholder Agreement, dated May 5, 1995, among Rice Partners II, L.P., Polyphase Corporation and Overhill Farms, Inc.

           10.9*  Senior   Subordinated   Note  in   principal   amount   of
                  $13,000,000, dated May 5, 1995.

           10.10*                                     Asset        Purchase
                                                      Agreement,      dated
                                                      May 5,   1995,  among
                                                      IBM  Foods,  Inc. and
                                                      Overhill Farms, Inc.,
                                                      and  acknowledged  by
                                                      Polyphase Corporation
                                                      and     Maurice    H.
                                                      Gettleman.

           10.11*                                     N o n r e c o u r s e
                                                      Continuing  Corporate
                                                      Guaranty,       dated
                                                      May 5,    1995,    by
                                                      P o l y p h a s e
                                                      Corporation.

           27.  Financial Data Schedule

           (b)  Reports on Form 8-K

              None

          * Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 1995.

                                      SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          POLYPHASE  CORPORATION

          (Registrant)



          Date:   May  22, 1995
                                             By:  /s/Paul A. Tanner
                                                  Paul A. Tanner
                                                  President and Chief
                                                         Executive Officer

                                  INDEX TO EXHIBITS



            Exhibit No.      Exhibit

              27             Financial Data Schedule