Form 10QSB
period 1995-06-30
POLYPHASE CORP
filed 1995-08-14
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               ---------------  ----------------

                        Commission file number: 1-9083

                             POLYPHASE CORPORATION
       (Exact name of small business issuer as specified in its charter)

         Nevada                                              23-2708876
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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X       No
    ------------     -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value                                 12,619,116
                                                    ----------------------------
                                                    Outstanding at July 20, 1995

Transitional Small Business Disclosure Format Yes   [_]    No   [X]

                             POLYPHASE CORPORATION
                                  FORM 10-QSB
                          QUARTER ENDED June 30, 1995
--------------------------------------------------------------------------------


                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                        Page No.
-----------------------------                                        --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   June 30, 1995 and September 30, 1994                                  2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 1995 and 1994                                                 4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 1995 and 1994                                                 5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 1995 and 1994                                                 6

Notes to Consolidated Condensed Financial Statements                     8



Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          10


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                11

Item 6. Exhibits and Reports on Form 8-K                                 11

Signature Page                                                           13

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                    Assets

                                                                            June 30,    September 30,
                                                                           -----------  -------------
                                                                              1995          1994
                                                                           -----------  -------------
Current assets:
 Cash                                                                      $   324,240    $ 1,036,839
 Receivables, net  of allowance for doubtful accounts
  of $521,302 and $1,243,562
   Trade accounts                                                           11,815,779      3,023,052
   Current portion of sales contracts                                        5,995,954      3,827,052
   Notes receivable                                                          1,690,071      1,234,188
   Related parties                                                             728,048        860,048
 Inventories                                                                22,886,580      8,953,780
 Prepaid expenses and other                                                    906,973        362,462
                                                                           -----------    -----------
     Total current assets                                                   44,347,645     19,297,421
                                                                           ===========    ===========

Property and equipment:
 Land                                                                          505,000        505,000
 Buildings and improvements                                                  3,710,866      2,310,261
 Machinery, equipment and other                                              7,701,597      2,406,535
                                                                           -----------    -----------
                                                                            11,917,463      5,221,796
 Less-Accumulated depreciation                                               2,378,154      1,901,945
                                                                           -----------    -----------
                                                                             9,539,309      3,319,851
                                                                           -----------    -----------

Other assets:
 Noncurrent receivables
   Sales contracts                                                           3,372,725      2,669,151
   Notes receivable                                                            412,772        379,344
 Excess of cost over fair value of net assets of businesses
    acquired, net of accumulated amortization of $697,325
    and $349,982                                                            19,245,240      9,383,289
 Other intangible assets                                                     2,190,092      1,314,800
 Restricted cash                                                               697,784        639,589
 Other                                                                       1,021,144        971,504
                                                                           -----------    -----------
                                                                            26,939,757     15,357,677
                                                                           -----------    -----------
                                                                           $80,826,711    $37,974,949
                                                                           ===========    ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                                  (Unaudited)


                     Liabilities and Stockholders' Equity

                                                        June 30,    September 30,
                                                      ------------  --------------
                                                          1995           1994
                                                      ------------  --------------
Current liabilities:
 Notes payable                                        $23,871,698     $12,026,043
 Accounts payable                                       6,425,243       3,311,885
 Accrued expenses and other                             4,285,462       1,330,524
 Due to related party                                   1,153,000            -
 Current maturities of long-term debt                     480,082         687,954
                                                      -----------   -------------
    Total current liabilities                          36,215,485      17,356,406

Long-term debt, less current maturities                10,918,196       5,258,772
Subordinated debentures, less discount of $480,394     12,519,606
Reserve for credit guarantees                             697,784         639,589
Deferred income taxes                                     200,000         200,000
Deferred credits                                          101,149         163,357
                                                      -----------   -------------
    Total liabilities                                  60,652,220      23,618,124
                                                      -----------   -------------

Redeemable common stock purchase warrants
 of subsidiary                                            602,880            -

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
   50,000,000 shares, issued and outstanding
   none and 477,000 shares                                   -              4,770
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   12,499,116  and 5,880,616 shares                       124,991          58,806
 Paid-in capital                                       21,730,914      20,924,331
 Accumulated deficit                                   (2,284,294)     (4,381,082)
 Notes (receivable)                                          -         (2,250,000)
                                                      -----------   -------------
    Total stockholders' equity                         19,571,611      14,356,825
                                                      -----------   -------------
                                                      $80,826,711     $37,974,949
                                                      ===========   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  For the Three Months Ended
                                                            June 30,
                                                  --------------------------
                                                       1995         1994
                                                  ------------- ------------

Net revenues                                      $33,633,241    $4,992,493
Cost of sales                                      27,348,219     3,822,133
                                                  -----------   -----------

Gross profit                                        6,285,022     1,170,360
Selling, general and administrative expenses        4,133,492       920,348
                                                  -----------   -----------

Operating income                                    2,151,530       250,012
                                                  -----------   -----------

Other income (expenses):
 Non-recurring charge related to grant
  of stock options                                       -       (1,400,000)
 Interest expense                                  (1,140,282)      (34,550)
 Interest income and other                             92,832        14,050
                                                  -----------   -----------

  Total other income (expenses)                    (1,047,450)   (1,420,500)
                                                  -----------   -----------

Income (loss) before income taxes and
 warrant accretion                                  1,104,080    (1,170,488)
Income taxes                                           79,144          -
                                                  -----------   -----------

                                                    1,024,936    (1,170,488)

Accretion of common stock purchase warrants
of subsidiary                                        (107,475)         -
                                                  -----------   -----------

Net income (loss)                                    $917,461   $(1,170,488)
                                                  ===========   ===========

Weighted average common and common
  equivalent shares                                12,838,294     6,201,046
                                                  ===========   ===========

Net income (loss) per common share                       $.07         $(.19)
                                                  ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         For the Nine Months Ended
                                                                  June 30,
                                                        ---------------------------
                                                            1995           1994
                                                        -----------     -----------
Net revenues                                            $60,075,817     $12,197,185
Cost of sales                                            47,691,615       8,985,256
                                                        -----------     -----------

Gross profit                                             12,384,202       3,211,929
Selling, general and administrative expenses              8,349,546       2,467,621
                                                        -----------     -----------

Operating income                                          4,034,656         744,308
                                                        -----------     -----------

Other income (expenses):
 Non-recurring charge related to grant
   of stock option                                             -         (1,400,000)
 Interest expense                                        (2,215,806)        (70,371)
 Interest income and other                                  509,557          14,050
                                                        -----------     -----------
        Total other income (expenses)                    (1,706,249)     (1,456,321)
                                                        -----------     -----------

Income (loss) before income taxes, warrant
  accretion and cumulative effect of accounting change    2,328,407        (712,013)
Income taxes                                                124,144          17,000
                                                        -----------     -----------

Income (loss) before accretion of common
  stock purchase warrants of subsidiary and
  cumulative effect of accounting change                  2,204,263        (729,013)
Accretion of common stock purchase warrants
  of subsidiary                                             107,475            -
                                                        -----------     -----------

Income (loss) before
  cumulative effect of accounting change                  2,096,788        (729,013)
Cumulative effect of change in method of
  accounting for income taxes                                  -            305,000
                                                        -----------     -----------

Net income (loss)                                        $2,096,788       $(424,013)
                                                        ===========     ===========
Weighted average common and common
  equivalent shares                                      12,674,441       5,751,338
                                                        ===========     ===========
Income (loss) per common share:
  Before cumulative effect of accounting change                $.17           $(.12)
  Cumulative effect of accounting change                       -                .05
                                                        -----------     -----------
Net income (loss) per common share                             $.17           $(.07)
                                                        ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          For the Nine Months Ended
                                                                   June 30,
                                                          -------------------------
                                                             1995          1994
                                                          ----------    -----------
Cash flow provided by operating activities:
 Net income (loss)                                        $ 2,096,788   $  (424,013)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in ) operating
 activities:
  Depreciation and amortization                             1,049,896       181,341
  Bad debt expense                                            (58,949)       38,454
  Non-recurring charge related to
   grant of stock options                                        -        1,400,000
  Issuance of Series B Preferred stock
   for services                                                  -            5,000
  Cumulative effect of change in method
   of accounting for income taxes                                -         (305,000)
  Accretion of common stock purchase warrants
   of subsidiary                                              107,475          -
  Recognition of deferred rent reductions                     (62,208)         -
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable                 (4,187,611)   (1,783,329)
   Inventories                                             (3,311,211)      608,234
   Prepaid expenses and other                                 836,455      (390,684)
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                                           652,632       (90,372)
   Accrued expenses and other                               1,021,626      (237,532)
                                                          -----------   -----------
      Net cash (used in)
       operating activities                                (1,855,107)     (997,901)
                                                          -----------   -----------

Cash flows provided by (used in) investing
 activities:
  Acquisition of Texas Timberjack, Inc.                          -         (620,423)
  Acquisition of the net assets of Overhill Farms, Inc.   (32,225,782)         -
  Notes and other receivables                                (319,189)         -
  Capital expenditures                                       (773,994)     (145,669)
  Other intangibles                                          (106,732)         -
  Cash of acquired businesses                                    -           35,104
                                                          -----------   -----------
     Net cash used in
      investing activities                                (33,425,697)     (730,988)
                                                          -----------   -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                     For the Nine Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                      1995               1994
                                                                  ------------        ------------

Cash flows provided by (used in) financing
 activities:
  Borrowings under line of credit arrangements                     $11,468,461        $      -
  Principal payments on notes payable
   and long-term debt                                                 (615,144)        (1,433,176)
  Borrowings on notes payable and
   long-term debt                                                   18,948,485          1,562,000
  Borrowings from related party                                      1,153,000               -
  Proceeds from private placements of
   preferred stock                                                        -               340,000
  Issuance of redeemable common stock purchase
   warrants of subsidiary                                              495,405               -
  Exercise of stock options                                          1,000,000            375,000
  Principal payments on Pyrenees notes receivable                    2,250,000               -
  Dividends paid on Series A-5 preferred stock                            -               (62,500)
  Common stock issuance costs                                         (132,002)           (43,360)
                                                                   -----------        -----------
   Net cash provided by
    financing activities                                            34,568,205            737,964
                                                                   -----------        -----------
Net (decrease) in cash                                                (712,599)          (990,925)
Cash - beginning of period                                           1,036,839          1,234,835
                                                                   -----------        -----------
Cash - end of period                                               $   324,240        $   243,910
                                                                   ===========        ===========

Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                                         $ 1,036,793        $    56,799
  Income taxes                                                     $      -           $     2,979
Supplemental schedules of noncash investing
and financing activities:
 Issuances of preferred stock in connection with
  the acquisitions:
   Dallas Parkway Properties Incorporated                          $      -           $ 1,000,000
   PC Repair of Florida, Inc.  (PCR)                                                      160,000
   Texas Timberjack, Inc.  (TTI)                                                        3,500,000
 Issuance of Series A preferred stock in connection with
  consulting contract with former officer and director                    -                75,000
                                                                   ===========        ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 June 30, 1995



1. NATURE OF BUSINESS

   The Company is a diversified holding company that, through its subsidiaries, currently operates in four industry segments: the forestry segment, which distributes, leases and provides financing for commercial and industrial timber and logging equipment; the computer segment, which markets, services and provides the networking of computers and related equipment and electronic parts; the transformer segment, which manufactures and markets electronic transformers, inductors and filters; and the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties.

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

4. STOCKHOLDERS' EQUITY

   In connection with the registration of certain shareholders' common stock with the Securities and Exchange Commission , all previous holders of preferred stock requested conversions of their preferred shares into shares of common stock. All such conversions were completed during the nine months ended June 30, 1995.

   During March 1995, the Pyrenees Group exercised its option to purchase 100,000 shares of the Company's Series C Preferred Stock through the issuance of a 7% demand note in the amount of $1,000,000, collateralized by the shares issued. This note, together with the notes issued for the previous option exercises by Pyrenees, were repaid by Pyrenees during the quarter ended June 30, 1995. Additionally, Pyrenees converted its Series C Preferred Stock into 500,000 shares of common stock during the quarter ended June 30, 1995.

5. SALE OF SUBSIDIARY

   The Company, during February 1995, entered into a transaction whereby it exchanged 100% of the common stock of Taylor-Built Industries, Inc., a wholly owned subsidiary, for 200,000 shares of restricted common stock of Optimax, Inc., a publicly held company. No gain or loss was recognized on this transaction.

6. LITIGATION

   On February 28, 1995 a class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company and certain officers seeking at least $15 million in damages plus an unspecified amount for plaintiffs' costs. The suit claims, among other things, that the Company and the officers were responsible for artificially inflating the market price of the Company's common stock during the period of October 26, 1993 through January 15, 1995. The Company intends to defend these allegations vigorously.

7. ACQUISITION

   Effective May 5, 1995, the Company acquired the assets and operations of IBM Foods, Inc., a food processing company located in Culver City , California, which operated using the name Overhill Farms. The purchase, which was accomplished through Overhill Farms, Inc. a newly-formed subsidiary of the Company ("Overhill"), provided for cash payment to the seller of $29.7 million, subject to certain adjustments, plus the assumption of certain liabilities of the acquired business. The transaction was financed by Overhill in part using (1) a $12 million revolving line of credit, of which $9.7 million was initially drawn, (2) term loans totalling $6 million, payable monthly over a 4 to 5-year period and (3) the sale of $13 million of senior subordinated notes and warrants, due in 2002 and 2003.

   The warrants issued in connection with the subordinated debt provide that the warrant holders may purchase shares of the Company's Overhill subsidiary (representing 22.5% of its common stock) at any time for a period of ten years for a nominal exercise price of $100. The warrant holders also have the option to "put" the warrants to the Company any time after the warrant's fifth anniversary at a "put" price based upon various fair market value estimates. The initial undiscounted "put" value of the warrants was determined to be 22.5% of the book value of Overhill at the date of acquisition which was $900,000. This value was discounted at a rate of 12.0% resulting in a discounted value of $495,045 which was recorded as a debt discount. The initial value recorded for the warrant is subject to periodic charges for accretion based upon changes in the estimated value of the warrant which are expected to approximate 22.5% of the earnings of the subsidiary.

   Upon closing of the purchase, the Pyrenees Group, a related party to the Company, paid $ 4,000,000 to IBM on the Company's behalf. Of this amount $ 2,992,000 represented repayment of obligations of Pyrenees to the Company, with the excess representing a temporary advance by Pyrenees to the Company. (See note 4.)

8. INCOME TAXES

   The effective income tax rate for the nine-month period ended June 30, 1995 differs from the federal statutory rate primarily due to the utilization of net operating loss carry-forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

The Company is continuing its program of acquisition and expansion, most recently through the completion of the acquisition of the Overhill Farms operations from IBM Foods, Inc. This transaction represents the Company's largest acquisition to date, with Overhill having reported revenues of approximately $100 million and pretax profits of $6.8 million for its latest fiscal year. Overhill which produces high quality frozen poultry, beef and fish entrees, plated meals, soups, sauces and specialty dishes, serves a strong corporate customer base in a wide variety of markets.

As the Company continues to investigate additional growth and expansion opportunities, its activities are expected to be more industry specific, with efforts focused towards complementing the business segments where the Company, through its subsidiaries, currently operates.

Results of Operations

Revenues for the three months ended June 30, 1995 increased to $33,633,000 from $4,992,000 (574%) compared to the three months ended June 30, 1994. Similar increases were experienced in operating income (760%) and in net income (178%), which were substantially attributable to the inclusion of the operations of Texas Timberjack, Inc. (TTI), Micro Configurations, Inc. (Micro) and PC Repair of Florida, Inc. (PCR), all of which were acquired during the latter part of fiscal 1994 and Overhill Farms which was acquired in the most recent quarter.

Revenues for the nine months ended June 30, 1995 increased to $60,076,000 from $12,197,000 (392%) compared to the nine months ended June 30, 1994. Operating income increased to $4,035,000 from $744,000 (442%) and net income increased to $2,097,000 from a loss of $424,000. (594%). These increases are primarily the result of the added operations of the Company's acquisitions in fiscal 1994 and
1995.   Earnings per share increased to $.17 per share from a loss of  $.07, even though the weighted average number of common and common equivalent shares more than doubled between comparable periods.


Liquidity and Capital Resources

During the nine months ended June 30, 1995, the Company used cash of approximately $ 1,855,000 in its operating activities. This use of cash is primarily attributable to increases in inventories and trade receivables in the Forestry Group as sales are seasonal with increases occurring in the winter and spring months in preparation of logging activities throughout the summer. The Company used cash of $ 33,426,000 in its investing activities primarily for the purchase of the operating assets of Overhill Farms.

The Company's financing activities provided cash of $34,568,000 during the period, primarily through borrowings to finance the acquisition of the assets of Overhill Farms and to fund increased accounts receivables and inventories. The Company's note payable to the seller of TTI is due October 31, 1995; the Company anticipates repaying the note prior to maturity using additional borrowings currently being arranged.

The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come from a combination of internally generated funds, proceeds from the exercise of options, the issuance of shares of preferred stock and from additional borrowings. The Company's management believes that cash generated from operations, together with available lines of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    On February 28, 1995, a class action suit was filed in the United States District Court for the Eastern District of New York (the "Court") against the Company, Paul A. Tanner, James Rudis and William E. Shatley (Messrs. Tanner, Rudis and Shatley being herein referred to as the "Individuals") seeking at least $15 million in damages plus an unspecified amount for plaintiffs' costs. The claims against the Company and the Individuals were brought pursuant to
Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and against the Individuals pursuant to Section 20 of the Exchange Act. The suit claims, among other things, that the Company and the Individuals were responsible for artificially inflating the market price of the Common Stock during the period of October 26, 1993 through January 15, 1995. On August 4, 1995, the Court granted the Company's motion to transfer venue to the United States District Court for the Northern District of Texas. The Company intends to continue to defend these allegations vigorously.


Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

        27   Financial Data Schedule

    (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended June 30, 1995.

        The Company's Current Report on Form 8-K, dated May 5, 1995, which was amended under cover of Form 8-K/A (Amendment No. 1) filed with the Commission on July 19, 1995, reported under Item 2 thereof the acquisition of the operating assets of IBM Foods, Inc., and which included the following financial statements:

        (i)   Balance Sheet of IBM Foods, Inc. as of September 25, 1994

        (ii) Statements of Income and Retained Earnings of IBM Foods, Inc. for the Year Ended September 25, 1994, the Four Months Ended September 26, 1993 and the Year Ended May 30, 1993

        (iii) Statements of Cash Flows of IBM Foods, Inc. for the Year Ended September 25, 1994, the Four Months Ended September 26, 1993 and the Year Ended May 30, 1993

        (iv) Pro Forma Consolidated Balance Sheet of Polyphase Corporation and Subsidiaries as of March 31, 1995

        (v) Pro Forma Consolidated Statement of Operations of Polyphase Corporation and Subsidiaries for the Year Ended September 30, 1994

        (vi) Pro Forma Consolidated Statement of Operations of Polyphase Corporation and Subsidiaries for the Six Months Ended March 31, 1995


        The Company's Current Report on Form 8-K, dated May 8, 1995, which was amended under cover of Form 8-K/A (Amendment No. 1) filed with the Commission on May 18, 1995, reported under Item 4, the resignation of Price Waterhouse LLP as independent auditors.

        The Company's Current Report on Form 8-K, dated May 31, 1995, reported under Item 4, the appointment of Ernst & Young LLP as independent auditors.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       POLYPHASE CORPORATION
                                       (Registrant)


Date:   August 9, 1995                 By: /s/Paul A. Tanner
                                           --------------------------
                                           Paul A. Tanner
                                           President and Chief Executive Officer

                               INDEX TO EXHIBITS



      Exhibit No.                             Exhibit
    -----------------                 -----------------------

         27                           Financial Data Schedule