Form 10KSB/A
period 1994-09-30
POLYPHASE CORP
filed 1995-11-07
CIK 748212

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended September 30, 1994

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ___________ to ___________

                         Commission file number: 1-9083

                             POLYPHASE CORPORATION
                 (Name of small business issuer in its charter)

                 Nevada                                         23-2708876
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     16885 Dallas Parkway, Suite 400
              Dallas, Texas                                       75248
(Address of principal executive offices)                        (Zip Code)


                                (214) 732-0010
                          (Issuer's telephone number)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
       Title of each class                      which registered
       -------------------                   ----------------------

Common Stock,  $.01  par value per share    American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Revenues for the year ended September 30, 1994 were $24,970,404.

     As of December 30, 1994, the registrant had issued and outstanding 9,380,616 shares of the Company's common stock, $ .01 par value.

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 30, 1994, was approximately $21,000,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

     Transitional Small Business Disclosure Format  Yes [_]     No [X]

================================================================================

                                     PART I


ITEM 1.  Description Of Business.
         ------------------------

General


     The Company is a diversified holding company that, through its subsidiaries, currently operates in three industry segments: the forestry segment, which distributes, leases and provides financing for industrial and commercial timber and logging equipment; the computer segment, which markets, services and provides the networking of computers and related equipment and electronic parts; and the transformer segment, which manufactures and markets electronic transformers, inductors and filters. The Company was incorporated in New Jersey in 1963 under the name Kappa Networks, Inc. In June 1991, through a merger with a wholly owned subsidiary, the Company reincorporated in Pennsylvania and formally changed its name to Polyphase Corporation. In June 1994, the Company, through a merger with a wholly owned subsidiary, reincorporated in Nevada.

     During 1993, under the direction of a new management team, the Company embarked on an aggressive long-term program to diversify its activities and expand its operations. In connection therewith, the Company consummated the following acquisitions during fiscal 1993 and fiscal 1994:

     .  Computer System Concepts ("CSC")    Effective January 1, 1993, the
        ----------------------------------
Company acquired certain assets of CSC from Michael Panayiotis. CSC, located in Long Island City, New York, represented the first of two strategic acquisitions by the Company in the computer marketing, service and networking businesses. The assets of CSC were acquired in exchange for 30,000 shares of the Company's Series C Preferred Stock, which were subsequently converted into 150,000 shares of Common Stock. The Company currently operates the assets acquired from CSC through its wholly owned subsidiary, Letronix, Inc.

     .  Network America, Inc. ("NAI")   Effective April 1, 1993, the Company
        ------------------------------
acquired all of the outstanding capital stock of NAI from Steven T. Douglas. NAI is a Tulsa, Oklahoma-based assembler and retailer of computer hardware. The NAI acquisition represented the Company's second strategic acquisition in the computer marketing, service and networking businesses. The capital stock of NAI was acquired in exchange for 250,000 shares of Series A-5 Preferred Stock, which were subsequently converted into 500,000 shares of Common Stock.

     .  Taylor-Built Industries, Inc. ("TBI")   In October 1993, the Company
        --------------------------------------
acquired all of the outstanding capital stock of TBI from James T. Taylor in exchange for 5,000 shares of Series B Preferred Stock, which were subsequently converted into 50,000 shares of Common Stock. TBI, located in Dallas, Texas, is a manufacturer and distributor of automotive aftermarket products. As of September 30, 1994, the operations of TBI have not been material.

     .  Dallas Parkway Properties Inc.  ("DPPI")   The Company, during October
        -----------------------------------------
1993, acquired from Weldon Hays all the outstanding stock of DPPI in exchange for 100,000 shares of Series D Preferred Stock, which were subsequently converted into 250,000 shares of Common Stock. At the time of the acquisition, DPPI was a single-asset Texas corporation that owned (subject to related indebtedness) a 40,000 square foot office building in Dallas, Texas, which is used as the Company's corporate headquarters. Ownership of the property was subsequently conveyed to the Company.

     .  Register-Mate, Inc. ("RMI")  The Company, in March 1994, acquired the
        ---------------------------
rights to the point-of-sale software system marketed under the name "Register-Mate" together with certain other assets from the system's developers. The consideration for this purchase amounted to approximately $500,000, consisting of debt forgiveness of approximately $215,000 together with stock options valued at $285,000. Pursuant to an employment agreement entered into between the sole stockholder of the seller and the Company, the sole stockholder was granted stock options to acquire 57,000 shares of Common Stock at an exercise price of $.50 per share. Such options were exercised in full during September 1994. The assets acquired were transferred to a newly formed subsidiary of the Company operating as Register-Mate, Inc., a Texas corporation. As of September 30, 1994 the operations of RMI have not been material.

     .  PC Repair of Florida, Inc. ("PCR")  In May 1994, the Company acquired
        -----------------------------------
all of the outstanding capital stock of PCR from Gene H. Thurston, Jr. for 7,500 shares of Series B Preferred Stock, which, subject to adjustment in certain instances, are currently convertible into 75,000 shares of Common Stock. PCR is a Sarasota, Florida-based retailer of computer hardware and networks. In addition PCR provides service and maintenance of computer systems for business in the Sarasota region. The PCR acquisition was undertaken as a means of expanding the Company's computer sales and service operations.

     .  Texas Timberjack, Inc. ("TTI")   In June 1994, the Company acquired all
        -------------------------------
of the outstanding capital stock of TTI from Harold Estes. TTI located in Lufkin, Texas and Jasper, Texas is a distributor of industrial and commercial timber and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes in consideration of approximately $4,000,000 in cash, a $10,000,000 promissory note payable to the order of Mr. Estes, due October 31, 1995 (as modified, renewed and extended), and 100,000 shares of Series A Preferred Stock, which, subject to adjustment in certain instances, are currently convertible into 2,000,000 shares of Common Stock as specified in the Series A Preferred Stock Designation. See "Management's Discussion and Analysis--Liquidity and Capital Resources"

     .  Micro Configurations, Inc. ("Micro")   In August 1994, the Company
        -------------------------------------
acquired all of the outstanding capital stock of Micro from Brett Ashley, Michael Swornik and Serge Bien-Aime in exchange for 60,000 shares of Series A-2 Preferred Stock, which, subject to adjustment in certain instances, are currently convertible into 120,000 shares of Common Stock. Under the terms of the Micro acquisition agreement, the sellers are further entitled to a maximum of 60,000 additional shares of such Preferred Stock, which, subject to adjustment in certain instances, are convertible into 120,000 shares of Common Stock, based upon the future earnings of Micro. Micro, located in Brooklyn, New York, is engaged in the assembly, sale and service of computers and related electronic products and represents further expansion of the Company's computer sales and service operations.

     Prior to fiscal 1993, the Company's sole operating entity was Polyphase Instrument Co. ("PIC"), which conducts the Company's transformer-related activities. PIC, active since 1956, manufactures and sells customized transformers and communication filters primarily to defense contractors and their suppliers. In April 1993, the Company announced its intention to sell PIC to prior management and reported PIC's financial results as discontinued operations. After reviewing PIC's current financial performance and the effect of management's cost-reduction measures, the sale of PIC was cancelled by mutual agreement of the parties. Accordingly, the operating results of PIC were reconsolidated in the Company's financial statements for fiscal 1993.

     In January 1993, the Company relocated its corporate headquarters, together with its accounting, administrative and investor relations functions, to Dallas, Texas. See "Properties--Corporate Headquarters."



Products

Transformer Group

     The Company's Transformer Group currently consists of PIC. Transformers are electromagnetic mechanisms used in a wide variety of electronic and electro-mechanical applications to convert electrical currents from one voltage level to another. The Transformer Group's products include power transformers used in direct current power supplies; audio transformers used in voice and audio signal circuits for transferral of low level, precise signals; pulse transformers used in radar, digital signaling and computer applications; telephone modem transformers used in telephone circuits; and ferro-resonant transformers used in computers and stabilized power systems. PIC manufactures a large line of transformers ranging from miniaturized versions to oil-filled units, with power levels ranging from microwatts to over 20 kilowatts, voltage levels of up to 20 kilovolts and currents ranging from micro-amperes to 700 amperes.

     PIC's communications filters are electronic, frequency-selective devices that isolate and permit the passage through electronic equipment of selected information carried by electrical energy. Such filters include filter chokes and low pass, bank pass and high pass filter-to-signal circuits that separate frequencies from one another. Filter sales currently account for only a small portion of the transformer group's total sales.

     PIC supplies products to meet its customers' exact specification requirements. Specifications include frequency response and temperature range; energy loss; and voltage, current, and energy levels.

     Computer Group

     Through its subsidiaries NAI, PCR, Micro and Letronix, the Company sells, installs and provides ongoing maintenance and repair for major brand computer hardware including IBM, Compaq(R), Apple(R), Hewlett-Packard, Epson, Citizen and Okidata products. The Computer Group integrates hardware with various software packages and operating systems including DOS, Novell(R), Unix(R), WordPerfect(R), Lotus 123(R), Quatro(R), Accpac(R), and Paradox(R).

     A major emphasis of the Computer Group has been expansion of its role in integrating personal computers ("PCs") into local and wide area networks for major corporate accounts. In addition to providing equipment and installation, the Computer Group provides on-site training and ongoing technical support to those accounts.

     Forestry Group

     The Forestry Group, through TTI, is a distributor of industrial and commercial timber and logging equipment with locations in Lufkin and Jasper, Texas. TTI is involved in the sale, leasing, and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of East Texas although its market extends to surrounding states. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that it currently holds 50% of the skidder and shear market and approximately 75% of the loader market in Texas.

Sales

     Transformer Group

     Approximately 95% of the transformers and filters sold by PIC are incorporated into equipment and systems used by branches of the United States Armed Forces, primarily as components in state-of-the-art defense equipment programs. The remainder are used as components in industrial processing systems. Major design projects in which PIC's products are currently used include the United States Navy's Aegis Nuclear Cruiser and Aircraft Signal Protection Jammer programs. In these programs, PIC acts as a subcontractor to major defense contractors. Approximately 5% of PIC's sales from these operations in fiscal 1994 were direct sales to branches of the United States Armed Forces.

     PIC's products are sold to approximately 150 active accounts, principally defense contractors and their suppliers. Nine customers accounted for approximately 84% of PIC's sales for fiscal 1994 and 77% in fiscal 1993, which percentages represented approximately 12% and 32% of the Company's consolidated sales, respectively. Martin Marietta, its predecessor company, and its affiliates accounted for approximately 55% of such sales in fiscal 1994 and 41% of such sales in fiscal 1993, which percentages represented approximately 8% and 17% of the Company's consolidated sales, respectively. Other major customers of the Transformer Group currently include SPD Technologies, Rockwell International, Hughes and Raytheon.

     Transformers' sales prices range from $.05 to $20,000 per unit, while communication filters' sales prices range from $30 to $5,000. PIC provides a limited one-year product warranty on all its products.

     Computer Group

     Approximately 60% of the Computer Group's products and services are sold to corporate accounts ranging from Fortune 500 companies to smaller businesses such as local accounting, architectural, and advertising firms; the balance of such products and services are sold to retail consumers.

     In fiscal 1994, hardware and software package sales represented approximately 60% of the Computer Group's sales, while service, repairs and system maintenance accounted for approximately 40% of the Computer Group's sales. Service is provided on either an "as needed" basis or as part of service and maintenance contracts offered by CSC, NAI, Micro and PCR. Currently, the Computer Group services over 250 commercial accounts.

For companies with service contracts, agreements provide for on-site coverage for specified equipment, normally for a 12-month period. Service and maintenance contracts are established either on a fixed hourly rate plus materials or on an all-inclusive fixed annual rate. CSC, NAI, Micro and PCR maintain adequate spare parts inventory and a staff of service managers and trained technicians to service accounts. All hardware and spare parts provided by CSC, NAI, Micro and PCR carry the manufacturers' warranties.

     The customer list for the Computer Group is diversified with no single account representing more than 2% of the Computer Group's total sales.

     Forestry Group.

     Approximately 65% of TTI sales during fiscal 1994 are from new equipment sold to companies involved in the forestry industries. Additionally, TTI derived 12%, 5% and 18% of its revenues from sales of used equipment, servicing of equipment and financing equipment sales, respectively. No single customer accounts for more than 10% of TTI's sales. Equipment sales are typically financed by TTI for 12 to 24 months at interest rates ranging from 12% to 18% per annum.

Marketing

     Transformer Group

     The Company sells transformers and filters directly to customers and through commissioned sales representatives principally in the Mid-Atlantic and Northeast regions of the United States. As of September 30, 1994, PIC had an in-house sales and marketing staff of two full-time employees. To obtain new business, PIC relies on leads generated from its reputation and existing customer base. In addition, PIC advertises in various trade journals.

     Computer Group

     Commercial business is generated by the sales executives of CSC, NAI, Micro and PCR through customer and vendor referrals and through bid awards from local and state agencies. The Computer Group's marketing efforts are presently concentrated in New York, Oklahoma, Arkansas and Florida, where it maintains offices. Retail sales are primarily generated through local advertising and repeat business.

     Forestry Group

     TTI currently maintains sales and distribution offices in Lufkin, Texas, Jasper, Texas and Cleveland, Texas primarily to serve Eastern Texas and Western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on timber companies located in the area. TTI's sales staff consists of five salesmen. A general sales manager and branch managers supply technical and operational support. TTI meets customers' orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

Manufacturing and Sourcing

     Transformer Group

     PIC operates a manufacturing facility in Fort Washington, Pennsylvania that produces approximately 90% of the Transformer Group's transformers and all filters. Transformers are also manufactured at a leased facility in Haiti. See "Properties--Transformer Group."

     Management does not anticipate that the recent political events in Haiti will have a material adverse effect on the Transformer Group's operations. To date, production and shipments have continued on schedule. Management continues to monitor events in Haiti and, if necessary, management believes that production from this facility can be promptly replaced by domestic sub-contractors with no significant cost increase.

     The manufacturing process for PIC's transformers and filters is labor intensive, involving mostly low-technology, manually operated machinery. The process is not highly automated since PIC's products are custom designed to customer specifications. Wherever economically feasible, operations are automated. To date, PIC has automated the following operations: testing, coil winding and a portion of the assembly operation. Given the nature of PIC's products and their end uses, PIC maintains extensive test equipment for its quality control operation.

     Raw materials used by PIC include ferrites, laminates, copper wire and electronic components purchased in predesigned configurations. Substantially all raw materials and components are purchased from domestic sources and are widely available. PIC carries adequate inventories of raw materials and other product components as required to meet open customer orders. To avoid the impact of commodity price fluctuations on items such as copper wire, the Company endeavors to quote prices to customers based upon the known costs of such materials at the time of such quotation.

     Computer Group

     CSC, NAI, Micro and PCR assemble computers in various configurations based on customer requirements. Components such as motherboards, memory chips, cases, and processors are readily available from numerous sources nationwide as are software packages and peripheral equipment such as printers, modems, monitors and keyboards. As a result, it is not necessary to maintain large inventories of equipment for sale.

     The assembly of computers is a relatively low-technology process supervised by service managers. All computers are tested with commercial diagnostic software prior to customer delivery. The servicing and repair of equipment and systems require various levels of skill depending on the nature of the equipment or the operating environment. CSC, NAI, Micro and PCR employ technicians with the various skill levels to meet each of such requirements.

Backlog

     Transformer Group

     At September 30, 1994, PIC had unfilled purchase orders aggregating approximately $1,600,000 as compared to $1,200,000 at September 30, 1993.
Orders may be subject to cancellation at the customer's discretion subject to substantial cancellation charges. Based on current delivery schedules and shipments, management believes that the Company will ship substantially all of its current backlog within the following 12 months. The Company's backlog may not provide meaningful period-to-period comparisons and such comparisons and the backlog may not be indicative of future results.

     Computer Group

     There is no significant backlog in the Computer Group. Most orders are assembled from inventory and shipped within twenty-four hours of completion. Equipment unavailable from inventory generally is ordered directly from a variety of national manufacturers and distributors, received from such manufacturers and/or distributors, assembled, and shipped within seventy-two hours of the customer order.

     Forestry Group

     As a dealer, servicer and financier of forestry equipment, TTI does not maintain a backlog of orders. Equipment ordered by a customer that is not in inventory takes approximately one to six weeks to be shipped from the manufacturer or another representative.

Product Development

     Transformer Group

     PIC does not maintain a formal research and development program, nor are material amounts expended for research and development. However, PIC's engineering, marketing and operations staff are regularly engaged in engineering design and product development since most products are designed to customers' specifications. The cost of such development is expensed as incurred. Accurate figures with respect to prototype development, product and material modifications, design changes and similar product development for customers are not available; many of these costs are included in the assembly costs of specific orders, which assembly costs include work other than product design and development. Customers either supply PIC with design specifications or submit proposed designs and require PIC to determine whether such designs will meet the customers' performance specifications. PIC continuously modifies and enhances its transformers and communication filters to accommodate its customers' systems and equipment and, in this manner, attempts to increase its market penetration.

     Computer Group

     The Computer Group does not develop products or software for sale to the public, and as such does not engage in any research and development. However, the Computer Group, through seminars, publications, and vendor information, keeps current information on new product and software enhancements as they become available.

     Forestry Group

     TTI does not develop products for sale to the public.

Patents, Trademarks and Copyrights

     The Company does not have patents or patent applications pending on any of its products, although it may file such patent applications in the future. The Company attempts to protect its proprietary interest in its products by entering into non-disclosure agreements with customers.

     The Company has registered the trademark "Polyphase" in the United States Patent and Trademark Office.

Environmental Matters

     The Company is required to comply with various governmental regulations and requirements concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with the applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

Competition

     General

     Competition in the industries in which the Company operates generally is intense. Many of the Company's competitors have greater market recognition and greater, financial, technical, marketing and human resources than the Company. There can be no assurance that the Company will compete successfully against existing companies or new entrants to the marketplace. Furthermore, the development by competitors of new or improved products, services and/or technologies may render the Company's products or services (or proposed products or services) obsolete or less competitive.

     Transformer Group

     The business in which PIC is engaged is highly competitive, characterized by ease of entry and intense regionally based competition. Competition is based on such factors as price, performance, reliability and product quality. The Company believes that the reputation of PIC's engineering department and the relationships it has established with its customers (having been in business over 30 years) are important to its ability to compete successfully.

     PIC competes directly with a number of manufacturers, primarily in the United States, certain of which have financial and other resources substantially greater than PIC. In addition, such manufacturers generally have more extensive facilities than those that are, or in the foreseeable future may become, available to PIC. In this market, changing governmental policies can rapidly create or eliminate areas of competition.

     PIC's business is heavily dependent on continued demand for its products for use in equipment and systems employed by branches of the United States Armed Forces in defense equipment programs. See "Business--Sales--Transformer Group." In recent times, the United States Government has reduced its expenditures for defense equipment programs and is likely to continue to do so in the future. Such cutbacks have reduced, and may be expected to continue to reduce, the overall market for PIC's products. The Company believes, however, that these cutbacks have also caused a reduction in the number of PIC's competitors, enabling PIC to increase its market share. There is no assurance that PIC will be able to maintain or further increase its market share.

     Computer Group

     The competition for computer sales at both the retail and commercial level is extremely strong and is primarily price driven. Competition comes by direct sales from large, well-financed manufacturers, strong mass marketers, and from small independents.

     Forestry Group

     Competition in the Forestry Segment is highly fragmented in the Eastern Texas and Western Louisiana area where TTI principally operates. In business for many years, TTI believes it has established a strong local identity in its field with a proven record of delivering equipment on a timely basis, providing satisfactory financing and strong customer support and service. TTI is one of only a few distributors of Timberjack and Blount forestry equipment in its operating area. TTI has the added advantage of being a leading seller and financier of various makes and models of used logging equipment. Principal competitors include local John Deere and Caterpillar distributors.



Employees

As of September 30, 1994, the Company had a total of 179 employees as follows:
48 full-time employees at PIC in Pennsylvania, 77 full-time employees in its Computer Group, 47 full-time employees in the Forestry Group and 7 full-time employees in the corporate office. None of the Company's employees are party to a collective bargaining agreement. PIC and TTI presently provide group health plans for their domestic employees and pay a portion of the costs associated with plans. TTI also maintains a profit sharing plan for its employees.

                                    PART II

ITEM 6.  Management's Discussion and Analysis.
         -------------------------------------

General

     During 1994 the Company continued to implement its expansion strategy through five acquisitions. The Company acquired three operations in the computer sales and service field during the fiscal year as well as a company involved in the manufacture of specialty parts for the automotive aftermarket. Additionally, the Company completed the acquisition of Texas Timberjack, Inc., a company involved in the sales, servicing and financing of logging equipment.

Fiscal Year Ended September 30, 1994 Compared to Fiscal Year Ended September 30, 1993

     Net sales for the Company increased 241% from $7,326,349 in 1993 to $24,970,404 in 1994. The total net sales were comprised as follows:
$10,299,578 from the computer sales and service operations, $11,154,096 from the forestry operations, and $3,516,730 from transformer manufacturing operations.

     Sales for the computer service group rose 135% from $4,375,194 in 1993 to $10,299,578 in 1994. Operating profit from this group remained virtually unchanged from $466,876 in 1993 to $466,322, principally because margins at NAI were lower in 1994 than 1993, partially due to the start-up of the Arkansas operation. The increase in reported sales of this group is attributable to the inclusion of operations acquired in 1993 for the full fiscal year of 1994 and the addition of those operations acquired in 1994.

     Sales in the Transformer Group increased 19% from $2,951,155 in 1993 to $3,516,730 in 1994. This increase was attributable primarily to the increased sales of replacement components under existing military contracts. The number of new military contracts won during 1994 remained flat despite the downturn in total defense spending by the United States government. Operating profits decreased 60% from $547,630 in 1993 to $216,401 in 1994, primarily due to lower gross margins on components sold to the contractors in the defense program, which resulted from increased competitive pressure within that sales area, and unchanged fixed manufacturing overhead costs. The Company expects that, during the foreseeable future, revenues in the Transformer Group will remain at approximately the same level as fiscal 1994 with a slight decrease in operating profits.

     The Forestry Group contributed sales of $11,154,096 and operating income of $876,257 for the approximate three-month period during fiscal 1994 in which the Company owned TTI. Prior management's unaudited financial statements for the comparative three-month period of the prior fiscal year reflect sales of $7,555,301 and operating income of $591,746. The stronger sales and net income were primarily attributable to increased demand for logging equipment in East Texas and Western Louisiana, expansion of the sales territory and efforts to capture a greater share of the existing market.

     Overall, the Company showed a substantial gain in gross profit which increased from $1,836,308 in 1993 to $5,000,169 in 1994, an increase of 172%.
Operating income remained relatively consistent, decreasing from $389,566 in 1993 to $355,382 in 1994, primarily due to increased administrative expenses and management overhead expense in connection with acquisitions and as the Company built the infrastructure necessary to support its acquisition program. The Company expects that these expenses, as a percentage of revenues, should decrease as the Company realizes the benefits from acquisitions for a full year. Earnings for fiscal 1993 included other income totaling $678,006. Of this amount, $527,500 represented the gain on sale of the purchase of certain installment notes from TTI, and the resale, without recourse, of such installment notes in a transaction with an unrelated party. The Company, in 1994, also recorded a non-recurring charge of $1,400,000 related to a grant of stock options, an extraordinary gain of $62,000 on debt extinguishment and income of $305,000 from the cumulative effect of a change in accounting for income taxes. As a result of the non-recurring charge, the Company recorded a net loss for the year totalling $1,016,755.


Fiscal Year Ended September 30, 1993 Compared to Fiscal Year Ended September 30, 1992

     The Company's improved overall financial performance for fiscal year 1993 compared to 1992 was the result of (i) improved profit margins in the Company's Transformer Group, (ii) revenues and profits from acquisitions made during the year in its Computer Group and (iii) certain nonrecurring transactions discussed below.

     Net sales for the Company increased $1,763,032 to $7,326,349 in fiscal 1993 compared to $5,563,317 in fiscal 1992. In fiscal 1993, the Transformer Group accounted for $2,951,155 in sales, and the Computer Group accounted for $4,375,194.

     While sales in the Transformer Group decreased by 47% to $2,951,155 in fiscal 1993 from $5,563,317 in fiscal 1992, gross profits in that segment increased by over 51% to $884,499 in fiscal 1993 from $582,033 in fiscal 1992. Sales decreased primarily as a result of cutbacks in United States government expenditures for defense equipment programs. The Company reacted to these cutbacks with a twofold strategy. First, the Company embarked on an intensive effort to subcontract certain manufacturing and assembly activities, taking advantage of unused capacity of outside vendors; this resulted in a significant personnel reduction, significantly lowering direct labor costs. Secondly, the Company improved its manufacturing capabilities, specifically making more efficient use of raw material inventories. The net result was that the cost of sales as a percentage of net sales was reduced from 89.5% in fiscal 1992 to 70% in fiscal 1993.

     Since the Computer Group's activities were initiated during fiscal 1993, there are no comparative figures for previous periods.

     Overall, the Company's earnings before income taxes and extraordinary items in fiscal 1993 were $1,067,575 ($.30 per share) compared to a loss of $883,202 ($.35 per share) for fiscal 1992. Earnings for fiscal 1993 included other income totaling $678,009. Of this amount $527,500 represented the gain on the purchase of certain installments notes from TTI, and the resale, without recourse, of such installment notes in a transaction with an unrelated party.
An additional gain of $200,000 was reported in connection with the sale of certain PIC assets to Paul Stevens, a former officer and director of the Company.

     In fiscal 1993 the Company reported an extraordinary gain of $183,000 relating to the utilization of net operating loss carryforwards.


Liquidity and Capital Resources

     During the year ended September 30, 1994, approximately $614,000 of cash
was provided by the Company's operating activities.   Approximately $4,776,000
of cash was used in the Company's investing activities, which consisted primarily of the acquisition of TTI.

     The Company's financing activities provided cash of approximately $3,964,000, which resulted primarily from a $4,000,000 senior debt placement, a mortgage loan of $1,000,000 collateralized by the Company's executive office building, $540,000 from the exercise of stock options and $340,000 from private placements of preferred stock, offset by repayment of certain debt. The proceeds received from these financing sources were used in the acquisition of TTI and to reduce debt.

     As mentioned in the previous paragraph, in May 1994, the Company obtained a $1,000,000 term loan from Comerica Bank -- Texas, N.A. ("Comerica"), payable in equal monthly installments through maturity in May 1999, at which time the unpaid balance of approximately $600,000 becomes due and payable. The term loan with Comerica bears interest at an annual rate of 8.5% and is collateralized by the building in which the Company maintains its headquarters. See "Properties-- Corporate Headquarters." The credit agreement with Comerica contains various covenants, which include the Company's agreement to maintain certain financial ratios and to maintain an annual operating profit of at least $300,000. At September 30, 1994, the term loan with Comerica had $985,642 outstanding.

     In connection with the acquisition of TTI, the Company sold $4,000,000 in principal amount of the 1999 Bonds to Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (collectively, the "Purchasers" or "Merrill Lynch"). The 1999 Bonds are convertible by a Bond holder at any time prior to June 30, 1999 into such number of shares of Common Stock as is equal to the principal amount of such Bond (or in $1,000 increments thereof) divided by $5.65 (such conversion price being subject to adjustment in certain instances). See "Market for Common Equity and Related Stockholder Matters." The 1999 Indenture requires the Company to maintain key-man life insurance policies on Paul A. Tanner and James Rudis. The policies on each of Mr. Tanner and Mr. Rudis must name as loss payee the trustee under the Indenture for the benefit of the 1999 Bond holders and must be in an amount at least equal to the principal amount of the 1999 Bonds outstanding from time to time multiplied by the redemption price in effect at such time.

     In connection with the TTI acquisition, the Company also issued a non-interest bearing note to Harold Estes for $10,000,000 due October 31, 1994, on which the Company imputed interest at 8.0% per annum. As of October 31, 1994, the Company and Estes entered into an agreement providing for the modification, extension and renewal of the note, whereby the note bears interest at 12% and matures on October 31, 1995. The Company anticipates repaying the note prior to maturity using additional debt currently being arranged, together with the proceeds from the exercise of certain portions of the Pyrenees Option. On August 23, 1994, the Company obtained a $6,000,000 line of credit from Comerica to replace an existing line of credit for TTI. The Agreement with Comerica relating to this new line of credit contains various restrictive covenants, including requiring TTI to maintain a tangible net worth of at least $10,000,000 and a ratio of total liabilities to tangible net worth of no more than 1.1 to 1. TTI's initial borrowings under the new credit line occurred during September 1994, and were used to retire the outstanding indebtedness owing to NationsBank under the previous line of credit. The balance at September 30, 1994 on the Comerica line of credit was $1,700,000.

     The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come from a combination of internally generated funds, proceeds from the exercise of options, the issuance of additional shares of the Company's preferred stock and from additional borrowings. The Company's management believes that cash generated from operations, together with TTI's line of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next 12 months. As of September 30, 1994, the Company was in compliance with all material covenants under the terms of its debt agreements.

                                   PART III

ITEM 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------


The Pyrenees Option

          On October 21, 1992, the Company sold to the Pyrenees Group (at that time a corporation to be formed), or its assigns, options to purchase up to 1,000,000 shares of preferred stock of the Company for $10.00 per share (the "Pyrenees Option"). The Pyrenees Option was ratified by the common stock stockholders at the Company's 1994 Annual Meeting held on May 31, 1994. The 1,000,000 shares of preferred stock issued or issuable upon exercise of the Pyrenees Option are convertible into an aggregate of 4,975,000 shares of common stock. However, the Pyrenees Option provides that any shares acquired as a result of any exercises of the Pyrenees Option may not be sold for a period of three years, unless otherwise approved by a unanimous vote of the Company's Board of Directors.

          The Pyrenees Option provides that the options to purchase Preferred Stock thereunder (the "Pyrenees Preferred Stock") are exercisable prior to the option expiration date set forth below upon 10 days' prior notice to the Company.


          Number of  Commons Stock
          Preferred   Conversion       Option Expiration
Series     Shares        Price                Date
------    ---------  -------------  -----------------------
  A         125,000    $  .50        30 days after approval
  B         100,000      1.00       120 days after approval
  C         100,000      2.00       300 days after approval
  D         200,000      4.00       480 days after approval
  E         475,000     10.00       480 days after approval




          The Pyrenees Group has exercised the Pyrenees Option with respect to the Series A Preferred Stock and the Series B Preferred Stock and has also converted such shares into 3,500,000 shares of Common Stock. The consideration for exercise were demand notes of $1,250,000 and $1,000,000, bearing interest at 7% and collateralized by the shares.

          Mr. Paul A. Tanner, Chairman of the Board, President and Chief Executive Officer of the Company, is the President, a director and, individually, an 8% stockholder of the Pyrenees Group. Mr. James Rudis, Executive Vice President and a director of the Company, and Mr. William E. Shatley, Senior Vice President of the Company, are 10% and 5% stockholders of the Pyrenees Group, respectively. Don E. McMillen, the Secretary of the Company, is the Secretary of the Pyrenees Group, but is not a stockholder of the Pyrenees Group. Messrs. Tanner, Rudis, Shatley and McMillen were not officers, directors, stockholders or employees of the Company at the time the Pyrenees Group purchased the Pyrenees Option. For a more detailed discussion of the ownership of the Pyrenees Group, see "Security Ownership of Management and Principal Stockholders."

          For accounting purposes, the Company recorded a one-time charge against income totalling $1,400,000 for the fair value of the Pyrenees Option as determined by an independent valuation firm at May 31, 1994, the date of approval of the Pyrenees Option by the Company's common stock stockholders.

Other Transactions

          During the year ended September 30, 1993, the Company had purchases of inventories for resale amounting to $474,000 from a company controlled by Paul A. Tanner, an executive officer and director of the Company. The original inventory purchased from Mr. Tanner in the amount of $474,000 consisted of electronic components that were currently marketable. The Company made sales of certain products during the normal course of business, but the Company elected not to fully develop the business for which the inventories were originally purchased. Therefore, Mr. Tanner agreed to repurchase the unsold balance of inventories in consideration of a promissory note in the original principal amount of $369,350, bearing interest at 7% per annum (payable quarterly commencing on January 1, 1995). The consideration received by the Company upon the resale of such products to Mr. Tanner was based on the original purchase price of $474,000 less the cost of the items sold by the Company prior to the repurchase.

          Effective January 1, 1993, the Company was charged $12,500 per month by the above company for its use of corporate facilities, office furniture, equipment and supplies, and related office, clerical and management expenses. These monthly charges were accrued (but not paid) by the Company from January 1993 to September 1993. Upon completion of the Company's acquisition of DPPI in October 1993, the arrangement with the Company mentioned above was terminated. The $112,500 that had been accrued as of September 1993 was paid in full during the year ended September 30, 1994. See "Business--General" and "Business-- Properties--Corporate Headquarters." In February 1994, a company owned by Harold Estes loaned DPPI $350,000 to pay off the mortgage on the Company's principal executive offices. The outstanding principal and interest on this loan amounted to $363,347 as of May 25, 1994, when such loan was paid in full by the Company.

          On June 24, 1994, the Company acquired all of the outstanding capital stock of TTI from Harold Estes. For a description of the TTI acquisition, see "Business--General."

          During fiscal 1994, the Company made aggregate cash advances to Mr. Tanner in the amount of approximately $282,000. These advances do not bear interest. As of September 30, 1994, Mr. Tanner had repaid $150,000 of such advances; the remaining balance of $132,000 was repaid subsequent to year end.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POLYPHASE CORPORATION



By:   /s/ Paul A. Tanner                               January 12, 1995
     -----------------------------
    Paul A. Tanner, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /s/ Paul A. Tanner                                    January 12, 1995
------------------------------------
Paul A. Tanner
President and Chief Executive
Officer, Chairman of the Board
and Director



 /s/ James Rudis                                       January 12, 1995
-------------------------------------
James Rudis
Executive Vice President
and Director



 /s/ William E. Shatley                                January 12, 1995
---------------------------------
William E. Shatley
Senior Vice President, Treasurer
 and Chief Financial Officer
(Principal Accounting and Financial Officer)


 /s/ Michael F. Buck                                   January 12, 1995
-----------------------------------
Michael F. Buck
Director



 /s/ George R. Schrader                                January 12, 1995
--------------------------------
George R. Schrader
Director

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this Form 10-KSB/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Polyphase Corporation
                                       (Registrant)


Date:  November 6, 1995                By:  /s/ Paul A. Tanner
                                           -----------------------------
                                            Paul A. Tanner
                                            President and Chief Executive
                                            Officer