Form 10QSB/A
period 1995-06-30
POLYPHASE CORP
filed 1995-11-07
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB/A
                               (Amendment No. 1)

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to________________

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X       No
    ------------     -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value                                 12,619,116
                                                    ---------------------------
                                                    Outstanding at July 20, 1995

Transitional Small Business Disclosure Format Yes   [ ]    No   [X]

                             POLYPHASE CORPORATION
                                 FORM 10-QSB/A
                               (Amendment No. 1)
                          QUARTER ENDED June 30, 1995


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page No.
                                                                        --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   June 30, 1995 and September 30, 1994                                    2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 1995 and 1994                                                   4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 1995 and 1994                                                   5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 1995 and 1994                                                   6

Notes to Consolidated Condensed Financial Statements                       8



Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           11

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     Assets

                                                  June 30,    September 30,
                                                -----------   -------------
                                                    1995          1994
                                                -----------   -------------

Current assets:
 Cash                                            $   324,240    $ 1,036,839
 Receivables, net of allowance for
  doubtful accounts
  of $521,302 and $1,243,562
   Trade accounts                                 11,815,779      3,023,052
   Current portion of sales contracts              5,995,954      3,827,052
   Notes receivable                                1,690,071      1,234,188
   Related parties                                   728,048        860,048
 Inventories                                      22,886,580      8,953,780
 Prepaid expenses and other                          906,973        362,462
                                                 -----------    -----------
    Total current assets                          44,347,645     19,297,421
                                                 -----------    -----------


Property and equipment:
 Land                                                505,000        505,000
 Buildings and improvements                        3,710,866      2,310,261
 Machinery, equipment and other                    7,701,597      2,406,535
                                                 -----------    -----------
                                                  11,917,463      5,221,796
 Less-Accumulated depreciation                     2,378,154      1,901,945
                                                 -----------    -----------
                                                   9,539,309      3,319,851
                                                 -----------    -----------

Other assets:
 Noncurrent receivables
   Sales contracts                                 3,372,725      2,669,151
   Notes receivable                                  412,772        379,344
 Excess of cost over fair value of net
  assets of businesses
  acquired, net of accumulated
  amortization of $697,325
  and $349,982                                    19,245,240      9,383,289
 Other intangible assets                           2,190,092      1,314,800
 Restricted cash                                     697,784        639,589
 Other                                             1,021,144        971,504
                                                 -----------    -----------
                                                  26,939,757     15,357,677
                                                 -----------    -----------

                                                 $80,826,711    $37,974,949
                                                 ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                                  (Unaudited)

                      Liabilities and Stockholders' Equity

                                                     June 30,    September 30,
                                                   ------------  --------------
                                                       1995           1994
                                                   ------------  --------------
Current liabilities:
 Notes payable                                    $ 23,871,698    $ 12,026,043
 Accounts payable                                    6,425,243       3,311,885
 Accrued expenses and other                          4,285,462       1,330,524
 Due to related party                                1,153,000               -
 Current maturities of long-term debt                  480,082         687,954
                                                  ------------    ------------
    Total current liabilities                       36,215,485      17,356,406

Long-term debt, less current maturities             10,918,196       5,258,772
Subordinated debentures, less discount of
 $480,394                                           12,519,606
Reserve for credit guarantees                          697,784         639,589
Deferred income taxes                                  200,000         200,000
Deferred credits                                       101,149         163,357
                                                  ------------    ------------
    Total liabilities                               60,652,220      23,618,124
                                                  ------------    ------------


Redeemable common stock purchase warrants
 of subsidiary                                         602,880               -

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
   50,000,000 shares, issued and outstanding
   none and 477,000 shares                                   -           4,770
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   12,499,116 and 5,880,616 shares                    124,991          58,806
 Paid-in capital                                    21,730,914      20,924,331
 Accumulated deficit                                (2,284,294)     (4,381,082)
 Notes (receivable)                                          -      (2,250,000)
                                                  ------------    ------------
    Total stockholders' equity                      19,571,611      14,356,825
                                                  ------------    ------------

                                                  $ 80,826,711    $ 37,974,949
                                                  ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                               For the Three Months Ended
                                                        June 30,
                                              ----------------------------
                                                 1995             1994
                                              ------------    ------------
Net revenues                                  $ 33,633,241    $  4,992,493

Cost of sales                                   27,348,219       3,822,133
                                              ------------    ------------
Gross profit                                     6,285,022       1,170,360

Selling, general and administrative expenses     4,133,492         920,348
                                              ------------    ------------

Operating income                                 2,151,530         250,012
                                              ------------    ------------

Other income (expenses):
 Non-recurring charge related to grant
  of stock options                                     -        (1,400,000)
 Interest expense                               (1,140,282)        (34,550)
 Interest income and other                          92,832          14,050
                                              ------------    ------------

  Total other income (expenses)                 (1,047,450)     (1,420,500)
                                              ------------    ------------

Income (loss) before income taxes and
 warrant accretion                               1,104,080      (1,170,488)

Income taxes                                        79,144             -
                                              ------------    ------------

                                                 1,024,936      (1,170,488)
Accretion of common stock purchase warrants
of subsidiary                                     (107,475)            -
                                              ------------    ------------

Net income (loss)                             $    917,461    $ (1,170,488)
                                              ============    ============

Weighted average common and common
  equivalent shares                             12,838,294       6,201,046
                                              ============    ============

Net income (loss) per common share            $        .07    $       (.19)
                                              ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Nine Months Ended
                                                          June 30,
                                                ---------------------------
                                                    1995             1994
                                                -------------  ------------

Net revenues                                    $  60,075,817  $ 12,197,185

Cost of sales                                      47,691,615     8,985,256
                                                -------------  ------------

Gross profit                                       12,384,202     3,211,929

Selling, general and administrative expenses        8,349,546     2,467,621
                                                -------------  ------------

Operating income                                    4,034,656       744,308
                                                -------------  ------------

Other income (expenses):
 Non-recurring charge related to grant
  of stock option                                         -      (1,400,000)
 Interest expense                                  (2,215,806)      (70,371)
 Interest income and other                            509,557        14,050
                                                -------------  ------------
        Total other income (expenses)              (1,706,249)   (1,456,321)
                                                -------------  ------------

Income (loss) before income taxes, warrant
  accretion and cumulative effect of accounting
  change                                            2,328,407      (712,013)

Income taxes                                          124,144        17,000
                                                -------------  ------------
Income (loss) before accretion of common
  stock purchase warrants of subsidiary and
  cumulative effect of accounting change            2,204,263      (729,013)

Accretion of common stock purchase warrants
  of subsidiary                                       107,475           -
                                                -------------  ------------

Income (loss) before
  cumulative effect of accounting change            2,096,788      (729,013)
Cumulative effect of change in method of
  accounting for income taxes                            -          305,000
                                                -------------  ------------

Net income (loss)                               $  2,096,788   $   (424,013)
                                                =============  ============
Weighted average common and common
  equivalent shares                               12,674,441      5,751,338
                                                =============  ============

Income (loss) per common share:
 Before cumulative effect of accounting change  $        .17   $       (.12)
 Cumulative effect of accounting change                 -               .05
                                                -------------  ------------

Net income (loss) per common share              $         .17  $       (.07)
                                                =============  ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      For the Nine Months Ended
                                                              June 30,
                                                      -------------------------
                                                          1995       1994
                                                      -----------   -----------
Cash flow provided by operating activities:
 Net income (loss)                                    $ 2,096,788   $  (424,013)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                         1,049,896       181,341
  Bad debt expense                                        (58,949)       38,454
  Non-recurring charge related to
   grant of stock options                                     -       1,400,000
  Issuance of Series B Preferred stock
   for services                                               -           5,000
  Cumulative effect of change in method
   of accounting for income taxes                             -        (305,000)
  Accretion of common stock purchase warrants
   of subsidiary                                          107,475           -
  Recognition of deferred rent reductions                 (62,208)          -
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable             (4,187,611)   (1,783,329)
   Inventories                                         (3,311,211)      608,234
   Prepaid expenses and other                             836,455      (390,684)
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                                       652,632       (90,372)
   Accrued expenses and other                           1,021,626      (237,532)
                                                      -----------   -----------

      Net cash (used in)
       operating activities                            (1,855,107)     (997,901)
                                                      -----------   -----------


Cash flows provided by (used in) investing
 activities:
  Acquisition of Texas Timberjack, Inc.                      -         (620,423)
  Acquisition of the net assets of Overhill Farms,
   Inc.                                               (32,225,782)         -
  Notes and other receivables                            (319,189)         -
  Capital expenditures                                   (773,994)     (145,669)
  Other intangibles                                      (106,732)         -
  Cash of acquired businesses                                 -          35,104
                                                      -----------   -----------

     Net cash used in
      investing activities                            (33,425,697)     (730,988)
                                                      -----------   -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                      For the Nine Months Ended
                                                              June 30,
                                                      -------------------------
                                                          1995       1994
                                                      -----------   -----------
Cash flows provided by (used in) financing
 activities:
  Borrowings under line of credit arrangements        $11,468,461   $      -
  Principal payments on notes payable
   and long-term debt                                    (615,144)   (1,433,176)
  Borrowings on notes payable and
   long-term debt                                      18,948,485     1,562,000
  Borrowings from related party                         1,153,000          -
  Proceeds from private placements of
   preferred stock                                           -          340,000
  Issuance of redeemable common stock
   purchase warrants of subsidiary                        495,405          -
  Exercise of stock options                             1,000,000       375,000
  Principal payments on Pyrenees notes receivable       2,250,000          -
  Dividends paid on Series A-5 preferred  stock              -          (62,500)
  Common stock issuance costs                            (132,002)      (43,360)
                                                      -----------   -----------
   Net cash provided by
     financing activities                              34,568,205       737,964
                                                      -----------   -----------

Net (decrease) in cash                                   (712,599)     (990,925)
Cash - beginning of period                              1,036,839     1,234,835
                                                      -----------   -----------

Cash - end of period                                  $   324,240   $   243,910
                                                      ===========   ===========


Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest                                            $ 1,036,793   $    56,799
  Income taxes                                        $      -      $     2,979


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


7. ACQUISITION

   Effective May 5, 1995, the Company acquired the assets and operations of IBM Foods, Inc., a food processing company located in Culver City , California, which operated using the name Overhill Farms. The purchase, which was accomplished through Overhill Farms, Inc. a newly-formed subsidiary of the Company ("Overhill"), provided for cash payment to the seller of $29.7 million, subject to certain adjustments, plus the assumption of certain liabilities of the acquired business. The transaction was financed by Overhill in part using (1) a $12 million revolving line of credit, of which $9.7 million was initially drawn, (2) term loans totalling $6 million, payable monthly over a 4 to 5-year period and (3) the sale of $13 million of senior subordinated notes and warrants, due in 2002 and 2003. The acquisition has been accounted for by the purchase method of accounting. The operating results of Overhill are included in the Company's results of operation from the date of acquisition. Goodwill attributable to the acquisition totalled $10,284,623 and is being amortized on a straight-line basis over a 20-year period.

   The following unaudited proforma summary represents the results of operations as if the acquisition had occurred at October 1, 1993. This summary does not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results that may occur in the future. This method of combining the companies is for the presentation of unaudited proforma summary results of operations.


                                             Three Months Ended                Nine Months Ended
                                             ------------------                -----------------
(Dollars in thousands,                       June 30,          June 30,        June 30,        June 30,
except per share data)                       1995              1994            1995            1994
                                             ----              ----            ----            ----

Net revenues.....................            $45,387,000       $30,452,000     $122,179,000    $85,334,00
                                             ===========       ===========     ============    ==========
Income loss before the
  cumulative effect of
  accounting change..............            $1,940,000        $124,000        $2,599,000      $971,000
                                             ==========        ========        ==========      ========

Net income (loss)................            $1,940,000        $124,000        $2,599,000      $1,276,000
                                             ==========        ========        ==========      ==========

Income (loss) per common share:
  Before cumulative effect of
  accounting change..............            $.15              $.02            $.21            $.17

  Cumulative effect of
   accounting change.............               -                 -               -            $.05

Net income (loss) per
  common share...................            $.15              $.02            $.21            $.22
                                             ===               ====            ====            ====

   The warrants issued in connection with the subordinated debt provide that the warrant holders may purchase shares of the Company's Overhill subsidiary (representing 22.5% of its common stock) at any time for a period of ten years for a nominal exercise price of $100. The warrant holders also have the option to "put" the warrants to the Company any time after the warrant's fifth anniversary at a "put" price based upon various fair market value estimates. The initial undiscounted "put" value of the warrants was determined to be 22.5% of the book value of Overhill at the date of acquisition which was $900,000. This value was discounted at a rate of 12.0% resulting in a discounted value of $495,045 which was recorded as a debt discount. The initial value recorded for the warrants is subject to periodic charges for accretion based upon changes in the estimated fair value of the Company's Overhill subsidiary.

   Upon closing of the purchase, the Pyrenees Group, a related party to the Company, paid $4,000,000 to IBM on the Company's behalf. Of this amount $2,992,000 represented repayment of obligations of Pyrenees to the Company, with the excess representing a temporary advance by Pyrenees to the Company. (See note 4.)

8. INCOME TAXES

   The effective income rate for the three- and nine-month periods ended June 30, 1995 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards.

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

Results of Operations

Revenues for the three months ended June 30, 1995 increased to $33,633,000 from $4,992,000 (574%) compared to the three months ended June 30, 1994.
Similar increases were experienced in operating income (760%) and in net income (178%), which were substantially attributable to the inclusion of the operations of Texas Timberjack, Inc. (TTI), Micro Configurations, Inc. (Micro) and PC Repair of Florida, Inc. (PCR), all of which were acquired during the latter part of fiscal 1994 and Overhill Farms, which was acquired in the most recent quarter.

Revenues for the nine months ended June 30, 1995 increased to $60,076,000 from $12,197,000 (392%) compared to the nine months ended June 30, 1994. Operating income increased to $4,035,000 from $744,000 (442%) and net income increased to $2,097,000 from a loss of $424,000 (594%). These increases are primarily the result of the added operations of the Company's acquisitions in fiscal 1994 and 1995. Earnings per share increased to $.17 per share from a loss of $.07 even though the weighted average number of common and common equivalent shares more than doubled between comparable periods.

The Computer Group's revenues for the nine months ended June 30, 1995 increased 15.8% to $8,494,885 from $7,337,173 compared to the nine months ended June 30, 1994. Increased revenues were attributable to the inclusion of Micro Computer Configurations, Inc. (MCC) and PC Repair of Florida, Inc. (PCR), which were acquired during the latter part of fiscal 1994. Operating income for the nine months decreased 42% to 546,346 from $954,614 compared to the nine months ended June 30, 1994. The decrease in operating income was attributable to increased general and administrative expense associated with moving three offices to larger facilities and increased staffing at all locations.

The Transformer Group's revenues for the nine months ended June 30, 1995 decreased 1.1% to $2,729,332 from $2,759,866 compared to the nine months ended June 30, 1994. Sales of replacement components under previous existing military contracts remain strong while new contracts won have decreased in correlation with the downturn in defense spending. Operating income for the nine months decreased 74% to $107,676 from $418,855 compared to the nine months ended June 30, 1994. Decreases in operating income were attributable to low gross margins and unchanged fixed manufacturing overhead.

The Forestry Group's revenues for the nine months ended June 30, 1995 increased 1,531% to $28,659,371 from $1,756,234 compared to the nine months ended June 30, 1994. Operating income for the nine months increased 1,349% to $3,197,947 from $220,617 compared to the nine months ended June 30, 1994. The increases were primarily attributable to the inclusion of Texas Timberjack, Inc. (TTI) operations for the full period.

The Food Group, consisting of Overhill Farms, Inc., contributed $16,574,239 in revenues and $1,418,074 in operating income for the nine months ending June 30, 1995. Since the food segment was acquired during the most recent quarter, there are no comparable figure for previous periods.

Liquidity and Capital Resources

During the nine months ended June 30, 1995, the Company used cash of approximately $1,855,000 in its operating activities. This use of cash is primarily attributable to increases in inventories and trade receivables in the Forestry Group as sales are seasonal with increases occurring in the winter and spring months in preparation of logging activities throughout the summer. The Company used cash of $33,426,000 in its investing activities primarily for the purchase of the operating assets of Overhill Farms.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB/A (Amendment No.1) to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POLYPHASE CORPORATION
                                         (Registrant)


Date: November 6, 1995                 By: /s/Paul A. Tanner
                                           ---------------------------------
                                           Paul A. Tanner
                                           President and Chief Executive Officer