Form 10-K
period 1995-09-30
POLYPHASE CORP
filed 1996-01-16
CIK 748212

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended September 30, 1995

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT   OF 1934 [NO FEE REQUIRED]
           For the transition period from ___________ to ___________

                        Commission file number: 1-9083

                             POLYPHASE CORPORATION
             (Exact name of registrant as specified in its charter)

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

       Registrant's telephone number, including area code: (214) 732-0010

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
        Title of each class                            which registered
        -------------------                       ------------------------

Common Stock, $.01  par value per share           American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No
                       -----      -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 15, 1995, was approximately $32,393,599. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of December 15, 1995, the registrant had issued and outstanding 13,121,966 shares of the Company's common stock, $ .01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III of this report.

================================================================================

                             POLYPHASE CORPORATION

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                Page
                                                                ----
Part I

 Item 1    Description of Business                                1
 Item 2    Description of Property                               10
 Item 3    Legal Proceedings                                     11
 Item 4    Submission of Matters to a Vote of Security Holders   12

Part II

 Item 5    Market for Registrant's Common Equity and Related
           Stockholder Matters                                   13
 Item 6    Selected Financial Data                               14
 Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   15
 Item 8    Financial Statements                                  18
 Item 9    Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure                19

Part III

 Item 10   Directors and Executive Officers of the Registrant    20
 Item 11   Executive Compensation                                20
 Item 12   Security Ownership of Certain Beneficial Owners and
           Management                                            20
 Item 13   Certain Relationships and Related Transactions        20

Part IV

 Item 14   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                           21

                                     PART I


ITEM 1.  Description of Business.
         ------------------------

General

  The Company is a diversified holding company that, through its subsidiaries, currently operates primarily in four industry segments: the forestry segment, which distributes, leases and provides financing for industrial and commercial timber and logging equipment (the "Forestry Group"); the computer segment, which markets, services and provides the networking of computers and related equipment and electronic parts (the "Computer Group"); the transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group"); and the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group"). The Company was incorporated in New Jersey in 1963 under the name Kappa Networks, Inc. In June 1991, through a merger with a wholly owned subsidiary, the Company reincorporated in Pennsylvania and formally changed its name to Polyphase Corporation. In June 1994, the Company, through a merger with a wholly owned subsidiary, reincorporated in Nevada.

  During 1993, under the direction of a new management team, the Company embarked on an aggressive long-term program to diversify its activities and expand its operations. In connection therewith, the Company consummated the following acquisitions during fiscal 1993, 1994 and 1995:

  .  Computer System Concepts ("CSC")  Effective January 1, 1993, the Company
     --------------------------------
acquired certain assets of CSC from Michael Panayiotis. CSC, located in Long Island City, New York, represented the first of two strategic acquisitions by the Company in the computer marketing, service and networking businesses. The assets of CSC were acquired in exchange for 30,000 shares of the Company's Series C Preferred Stock, which were subsequently converted into 150,000 shares of the Company's common stock (the "Common Stock"). The Company currently operates the assets acquired from CSC through its wholly owned subsidiary, Letronix, Inc.

  .  Network America, Inc. ("NAI")  Effective April 1, 1993, the Company
     -----------------------------
acquired all of the outstanding capital stock of NAI from Steven T. Douglas.
NAI is a Tulsa, Oklahoma-based assembler and retailer of computer hardware. The NAI acquisition represented the Company's second strategic acquisition in the computer marketing, service and networking businesses. The capital stock of NAI was acquired in exchange for 250,000 shares of Series A-5 Preferred Stock, which were subsequently converted into 500,000 shares of Common Stock.

  .  Taylor-Built Industries, Inc. ("TBI")  In October 1993, the Company
     -------------------------------------
acquired all of the outstanding capital stock of TBI from James T. Taylor in exchange for 5,000 shares of Series B Preferred Stock, which were subsequently converted into 50,000 shares of Common Stock. TBI, located in Dallas, Texas, is a manufacturer and distributor of automotive aftermarket products. On February 13, 1995, the Company exchanged 100% of the common stock of TBI for 200,000 restricted shares of a publicly-held Company. No significant gain or loss was recorded on the transaction.

  .  Dallas Parkway Properties Inc. ("DPPI")  The Company, during October 1993,
     ---------------------------------------
acquired from Weldon Hays all the outstanding stock of DPPI in exchange for 100,000 shares of Series D Preferred Stock, which were subsequently converted into 250,000 shares of Common Stock. At the time of the acquisition, DPPI was a single-asset Texas corporation that owned (subject to related indebtedness) a 40,000 square foot office building in Dallas, Texas, which is used as the Company's corporate headquarters. Ownership of the property was subsequently conveyed to the Company.

  .  Register-Mate, Inc. ("RMI")  The Company, in March 1994, acquired the
     ---------------------------
rights to the point-of-sale software system marketed under the name "Register-Mate" together with certain other assets from the system's developers. The consideration for this purchase amounted to approximately $500,000, consisting of debt forgiveness of approximately $215,000 together with stock options valued at $285,000. Pursuant to an employment agreement entered into between the sole stockholder of the seller and the

Company, the sole stockholder was granted stock options to acquire 57,000 shares of Common Stock at an exercise price of $.50 per share. Such options were exercised in full during September 1994. The assets acquired were transferred to a newly formed subsidiary of the Company operating as Register-Mate, Inc., a Texas corporation. As of September 30, 1995 the operations of RMI have not been material.

  .  PC Repair of Florida, Inc. ("PCR")  In May 1994, the Company acquired all
     ----------------------------------
of the outstanding capital stock of PCR from Gene H. Thurston, Jr. for 7,500 shares of Series B Preferred Stock, which were subsequently converted into 75,000 shares of Common Stock. PCR is a Sarasota, Florida-based retailer of computer hardware and networks. In addition, PCR provides service and maintenance of computer systems for business in the Sarasota region. The PCR acquisition was undertaken as a means of expanding the Company's computer sales and service operations.

  .  Texas Timberjack, Inc. ("TTI")  In June 1994, the Company acquired all of
     ------------------------------
the outstanding capital stock of TTI from Harold Estes. TTI, with locations in Lufkin, Jasper, and Cleveland, Texas, is a distributor of industrial and commercial timber and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes in consideration of approximately $4,000,000 in cash, a $10,000,000 promissory note payable to the order of Mr. Estes, (as modified, renewed and extended) due February 29, 1996, and 100,000 shares of Series A Preferred Stock, which were subsequently converted into 2,000,000 shares of Common Stock.

  .  Micro Configurations, Inc. ("Micro")  In August 1994, the Company acquired
     ------------------------------------
all of the outstanding capital stock of Micro from Brett Ashley, Michel Swornik and Serge Bien-Aime in exchange for 120,000 shares of Series A-2 Preferred Stock, which were subsequently converted into 240,000 shares of Common Stock. Micro, located in Brooklyn, New York, is engaged in the assembly, sale and service of computers and related electronic products and represents further expansion of the Company's computer sales and service operations.

  .  Overhill Farms, Inc. ("Overhill")  In May 1995, the Company acquired
     ---------------------------------
substantially all the assets and operations of IBM Foods, Inc. The purchase, which was accomplished through Overhill, a newly-formed subsidiary of the Company, provided for cash payment to the seller of $31.3 million, subject to certain adjustments, plus the assumption of certain liabilities of the acquired business. Overhill Farms, located in Culver City, California, is a food processor that produces high quality entrees, meals, soup, sauces and poultry, meat and fish specialities primarily for customers in the weight loss, airline and restaurant chain industries.

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

Products and Services

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

 Computer Group

  Through its subsidiaries NAI, PCR, Micro and Letronix, the Company sells, installs and provides ongoing maintenance and repair for major brand computer hardware including IBM, Compaq/(R)/, Apple/(R)/, Hewlett-Packard, Epson, Citizen and Okidata products. The Computer Group integrates hardware with various software packages and operating systems including DOS, Windows, Novell/(R)/, Unix/(R)/, WordPerfect/(R)/, Lotus 123/(R)/, Great Plains/(R)/, Accpac/(R)/, and DBase/(R)/.

  A major emphasis of the Computer Group has been expansion of its role in integrating personal computers into local and wide area networks (LAN and WAN) for major corporate accounts. In addition to providing equipment and installation, the Computer Group provides on-site training and ongoing technical support to those accounts.

 Forestry Group

  The Forestry Group, through TTI, is a distributor of industrial and commercial timber and logging equipment with locations in Lufkin, Jasper, and Cleveland, Texas. TTI carries the Timberjack, Blount and Ford-New Holland lines of timber and logging equipment. During fiscal 1995 TTI began carrying the Hyundai line of equipment which is priced competitively to complement the existing lines.
TTI is involved in the sale, leasing, and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of East Texas although its market extends to surrounding states. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that it currently holds 50% of the skidder and 60% of the shear market and approximately 70% of the loader market in East Texas.

 Food Group

  The Food Group, through Overhill, has a growing market among national accounts as a proprietary packer of high quality entrees, plated meals, soups, sauces, poultry, meat and fish specialties. Overhill focuses on three major segments of the food industry: 1) mass feeding consisting primarily of airlines such as American, Continental and United, and, to a lesser extent, hospitals, senior citizens homes and prisons; 2) private label packaging for Jenny Craig Weight Loss Centers, King Hawaiian brands and Price/Costco; and 3) food service consisting of full service and fast food restaurants such as International House of Pancakes, Carl Jr. and Jack in the Box.

Sales

 Transformer Group

  Approximately 90% of the transformers and filters sold by PIC are incorporated into equipment and systems used by branches of the United States Armed Forces, primarily as components in state-of-the-art defense equipment programs. The remainder are used as components in industrial processing systems.

Major design projects in which PIC's products are currently used include the United States Navy's Aegis Nuclear Cruiser and Aircraft Signal Protection Jammer programs. In these programs, PIC acts as a subcontractor to major defense contractors. Approximately 11% of PIC's sales from these operations in fiscal 1995 were direct sales to branches of the United States Armed Forces.

    PIC's products are sold to approximately 150 active accounts, principally defense contractors and their suppliers. Nine customers accounted for approximately 78%, 84% and 77% of PIC's sales for fiscal 1995, 1994 and 1993, respectively, which percentages represented approximately 2%, 12% and 32% of the Company's consolidated sales, respectively. Martin Marietta, its predecessor company, and its affiliates accounted for approximately 27% of such sales in fiscal 1995, 55% in fiscal 1994 and 41% in fiscal 1993, which percentages represented approximately 1%, 8% and 17% of the Company's consolidated sales, respectively. Other major customers of the Transformer Group currently include SPD Technologies, Rockwell International, Hughes, Eaton and Raytheon.

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

    In fiscal 1995, hardware and software package sales represented approximately 60% of the Computer Group's sales, while service, repairs and system maintenance accounted for approximately 40% of the Computer Group's sales. Service is provided on either an as needed basis or as part of service and maintenance contracts offered by CSC, NAI, Micro and PCR. Currently, the Computer Group services over 250 commercial accounts. For companies with service contracts, agreements provide for on-site coverage for specified equipment, normally for a 12-month period. Service and maintenance contracts are established either on a fixed hourly rate plus materials or on an all-inclusive fixed annual rate. CSC, NAI, Micro and PCR maintain adequate spare parts inventory and a staff of service managers and trained technicians to service accounts. All hardware and spare parts provided by CSC, NAI, Micro and PCR carry the manufacturers' warranties.

    The customer list for the Computer Group is diversified with no single account representing more than 2% of the Computer Group's total sales.

    Forestry Group.

    Approximately 37% of TTI sales during fiscal 1995 are from new equipment sold to companies involved in the forestry industries. Additionally, TTI derived 10%, 5%, 17% and 31% of its revenues from sales of used equipment, servicing of equipment, sales of parts and financing equipment sales, respectively. No single customer accounts for more than 10% of TTI's sales. Equipment sales are typically financed by TTI for periods ranging from 12 to 24 months at interest rates ranging from 12% to 18% per annum.

    Food Group

    Approximately 75% of Overhill's sales in fiscal 1995 were derived from five customers, two of which accounted for approximately 51.3% of its total sales, Jenny Craig, Inc. (37.6%) and American Airlines (13.7%). On a consolidated basis Jenny Craig and American represented approximately 14.8% and 5.4% of total sales, respectively. Although the Company considers its relationships with these customers to be good, there can be no assurance that these relationships will continue as presently in effect. A decline in the sales of the Food Group's products to these five customers or the loss of, or a significant change in the relationship between the Company and any of these key customers could have a material adverse effect on the Company's business and operating results.

Marketing

 Transformer Group

  The Company sells transformers and filters directly to customers and through commissioned sales representatives principally in the Mid-Atlantic and Northeast regions of the United States. As of September 30, 1995, PIC had an in-house sales and marketing staff of two full-time employees. To obtain new business, PIC relies on leads generated from its reputation and existing customer base.
In addition, PIC advertises in various trade journals.

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

 Forestry Group

  TTI currently maintains sales and distribution offices in Lufkin, Jasper and Cleveland, Texas primarily to serve Eastern Texas and Western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on timber companies located in the area. TTI's sales staff consists of six salesmen. A general sales manager and branch managers supply technical and operational support. TTI meets customers' orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

 Food Group

  Overhill markets its products through its own internal staff and, to a lesser degree, outside food brokers. Sales efforts have been concentrated on Overhill's (formerly IBM's) traditional customer base of fast food restaurant chains, airlines and weight loss centers. Management has begun focusing on the development of retail products to be sold through warehouse club stores and grocery store chains using the Overhill brand name or private labels. These products are aimed at consumers willing to buy larger than normal quantities or food service operators who buy in smaller quantities. Among the products currently marketed are a teryaki rice bowl and noodle pudding under a private label and a complete line of 14 oz. frozen microwaveable dinners featuring a variety of entrees using the Overhill brand name. The success of these products has encouraged the development of other private label items including a variety of gourmet sauces and a line of frozen entrees from respected chefs.

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

  Food Group

  Overhill's manufacturing operations are located in three separate facilities in Los Angeles, California, which account for 100% of its production. The operations are labor intensive requiring semi-skilled employees. All manufacturing employees are unionized with contracts covering each plant and due to expire at various times over the next three to five years. Management believes relations with the unions are excellent and does not anticipate any problems which would affect future production. Each plant specializes in different processing operations allowing efficiencies in production of the product. In fiscal 1995, the plants each operated at approximately 70% of capacity.

  The Company's ability to produce economically a large quantity of product, while at the same time maintaining a high degree of quality, depends in a large part on its ability to procure raw materials on a reasonable basis. The Company relies on a few large suppliers for its poultry products with the remaining raw materials purchased from suppliers in the open market. The Company does not anticipate any difficulty in acquiring these materials in the future. The Company maintains three dry warehouses and one frozen warehouse to supply ingredients, raw materials and packaging for production. Finished goods are stored on site or in a public frozen food storage facility until shipment is required.

  Backlog

  Transformer Group

  At September 30, 1995, PIC had unfilled purchase orders aggregating approximately $700,000 as compared to $1,600,000 at September 30, 1994. Orders may be subject to cancellation at the customer's discretion subject to substantial cancellation charges. Based on current delivery schedules and shipments, management believes that the Transformer Group will ship substantially all of its current backlog within the following 12 months. The Transformer Group's backlog may not provide meaningful period-to-period comparisons and such comparisons and the backlog may not be indicative of future results.

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

 Food Group

  At September 30, 1995, Overhill had unfilled purchase orders aggregating approximately $2,222,000. Substantially all of the backlog is expected to be delivered to customers within the following 12 month period. Overhill may experience variations in the total amount of the backlog at any given date and, accordingly, Overhill's backlog is not necessarily indicative of trends in the Company's business. Orders are subject to changes in quantities or to cancellation with thirty days notice without penalties to customers.

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

 Food Group

  Overhill maintains a separate research and development department consisting of three chefs who formulate recipes and upgrade specific products for current customers. For weight loss and mass feeding, products are developed based upon customers' specifications or suggestions from the marketing department. Overhill is continuously modifying recipes as customers' tastes change. During fiscal 1995, the Company began developing private label products for warehouse club stores and a branded line featuring the Overhill line of frozen entrees.

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

  The Company has registered the trademark "Polyphase" in the United States Patent and Trademark Office.

Regulation

  The Computer, Transformer, and Forestry Groups are required to comply with various governmental regulations and requirements concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

  The Food Group is subject to significantly stricter government regulation particularly in the health and environmental areas by the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA"), Occupational Safety and Health Organization ("OSHA") and the Environmental Protection Agency ("EPA"). The Food Group anticipates increased regulation by the USDA and FDA concerning food processing and storage. The Company's food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

  The Company takes all reasonable precautions to ensure that its operations, processing plants and facilities operate in a safe, sanitary and environmentally-sound manner. However, events beyond the control of the Company, such as the adoption by the government of more stringent environmental regulations could adversely affect its operations. Management believes that the Company is in substantial compliance with all applicable laws and regulations relating to the operations of facilities.

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

 Transformer Group

  The business in which PIC is engaged is highly competitive, characterized by ease of entry and intense regionally-based competition. Competition is based on such factors as price, performance, reliability and product quality. The Company believes that the reputation of PIC's engineering department and the relationships it has established with its customers (having been in business over 30 years) are important to its ability to compete successfully.

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

  PIC's business is heavily dependent on continued demand for its products for use in equipment and systems employed by branches of the United States Armed Forces in defense equipment programs. See "Description of Business--Sales-- Transformer Group." In recent times, the United States Government has reduced its expenditures for defense equipment programs and is likely to continue to do so in the future. Such cutbacks have reduced, and may be expected to continue to reduce, the overall market for PIC's products. The Company believes, however, that these cutbacks have also caused a reduction in the number of PIC's competitors, enabling PIC to increase its market share. There is no assurance that PIC will be able to maintain or further increase its market share.

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

 Food Group

  Overhill's food products, consisting primarily of poultry and to a lesser extent pasta, beef and assorted related products, compete with those produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies including Tyson Foods, Hudson Foods and ConAgra which have greater financial and marketing resources. Competition is intense with most firms producing similar products for the fast food and retail industries. Competitive factors include price, product quality, product development, customer service and, on a retail basis, brand name recognition.

Employees

  As of September 30, 1995, the Company had approximately 932 employees as follows: 48 full-time employees at PIC in Pennsylvania, 77 full-time employees in its Computer Group, 47 full-time employees in the Forestry Group, approximately 750 employees in its Food Group and 10 full-time employees in the corporate office. All subsidiaries presently provide group health plans for their domestic employees and pay a portion of the costs associated with plans. TTI also maintains profit sharing plans for their employees.

ITEM 2.  Description of Property.
         ------------------------

Corporate Headquarters

  The Company's corporate headquarters are located at 16885 Dallas Parkway, Dallas, Texas 75248 and contain approximately 40,000 square feet of office space. This building, formerly owned by DPPI, now a wholly owned subsidiary of the Company, is subject to a first priority lien mortgage held by Comerica Bank-Texas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Transformer Group

  PIC's domestic transformer and filter manufacturing operations are housed in a 44,000 square foot, leased, single-story facility in Fort Washington, Pennsylvania, about 30 miles from Philadelphia. The lease for this facility is due to expire in May 1996 and the company is currently in the process of renewing the lease. PIC's foreign manufacturing operations are based in an 8,400 square foot building in Port-au-Prince, Haiti, which is rented by PIC on a month-to-month basis. Management believes that these facilities are in suitable condition and are adequate for PIC's needs in the foreseeable future.

Computer Group

  NAI is located in a 6,000 square foot facility in Tulsa, Oklahoma. The lease for this facility expires in May 1996. CSC leases 6,000 square feet in Manhattan, New York. PCR is located in an approximate 4,000 square foot leased facility in Sarasota, Florida that management believes is adequate for its needs in the foreseeable future. Micro is located in a 3,000 square foot leased facility in Brooklyn, New York that management believes is in suitable condition and is adequate for its needs in the foreseeable future. RMI operations are located at the corporate headquarters.

Forestry Group

  TTI owns two buildings in Lufkin, Texas, two buildings in Jasper, Texas and leases a building in Cleveland, Texas. One building in Lufkin, Texas has 18,000 square feet, of which 11,000 square feet comprise the shop area. The other building in Lufkin has 1,500 square feet and is used as a wash and paint room. One building in Jasper, Texas has 10,000 square feet, of which 6,600 square feet comprise the shop area. The other building in Jasper has 900 square feet and is used as a wash and paint room. The Cleveland building has approximately 1800 square feet and is used for shop and parts. During fiscal 1995 Texas Timberjack determined relocation of its existing Lufkin facilities was necessary to facilitate the expanded growth of its operations. Consequently, the Company is in the process of selling the Lufkin, Texas facilities of TTI and completing the purchase of a larger facility outside of Lufkin, Texas.

Food Group

  Overhill leases three manufacturing facilities in the Los Angeles, California area. Plant No. 1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 54,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill also leases two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and 7,927 square feet of office space in Culver City, California. Overhill believes the existing facilities are adequate to meet its requirements in the foreseeable future.

ITEM 3.  Legal Proceedings.
         ------------------

  On February 28, 1995, a class action suit was filed in New York federal district court against the Company, Paul A. Tanner, James Rudis and William E. Shatley, seeking at least $15 million in damages plus an unspecified amount for plaintiffs' costs. The claims were brought pursuant to Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and against Mr. Tanner, Mr. Rudis and Mr. Shatley pursuant to
Section 20 of the Exchange Act. The suit claims, among other things, that the Company and Mr. Tanner, Mr. Rudis and Mr. Shatley were responsible for artificially inflating the market price of the Common Stock during the period of October 26, 1993 through January 15, 1995. The New York court has transferred venue for the suit to the United States District Court for the Northern District of Texas. The Company intends to vigorously defend these allegations on both the factual and legal grounds and does not expect the outcome of this matter to have a material impact on the Company's financial position or results of operations.

  The Company is not a party to any other material pending litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

  The Common Stock is listed on the American Stock Exchange under the symbol "PLY." The following table sets forth the range of high and low sales prices for the Common Stock on the American Stock Exchange for the periods indicated:


    Fiscal 1996                           High          Low
    -----------                           ----          ---

 Quarter from October 1, 1995
   December 31, 1995                   $4.6875        $3.25

    Fiscal 1995                           High          Low
    -----------                           ----          ---

 Quarter from October 1, 1994
   to December 31, 1994                 $5.750       $3.125
 Quarter from January 1, 1995
   to March 31, 1995                    $3.750       $2.125
 Quarter from April 1, 1995
   to June 30, 1995                     $3.625      $2.6875
 Quarter from July 1, 1995
   to September 30, 1995                $3.875       $3.065

    Fiscal 1994                           High          Low
    -----------                           ----          ---

 Quarter from October 1, 1993           $6.375      $3.3125
   to December 31, 1993
 Quarter from January 1, 1994
   to March 31, 1994                    $7.375       $4.375
 Quarter from April 1, 1994
   to June 30, 1994                     $6.250       $3.625
 Quarter from July 1, 1994
   to September 30, 1994                $6.375       $4.000


  The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. Rather, the Company has determined to utilize any earnings in the expansion of its business. Such policy is, within the limitations and restrictions described below, subject to change based on current industry and market conditions, as well as other factors beyond the control of the Company.

  The Company is restricted from paying dividends on its Common Stock pursuant to the indenture (the "1999 Indenture") executed in connection with the issuance of $4,000,000 in principal amount of 12% Senior Convertible Debentures due July 1, 1999 (the "1999 Bonds"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In general, the 1999 Indenture prohibits the Company from paying or making within any 12-month period dividends or distributions on its Common Stock having a value in excess of 50% of the consolidated net income of the Company, unless each holder of the 1999 Bonds receives an amount equal to its pro rata portion of the dividend or distribution (on an as-converted into Common Stock basis). Subsequent to year end, the Company issued additional debentures to the holders of the 1999 bonds and in connection therewith, entered into an additional agreements which contain dividend restrictions similar to those previously described.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

  On December 29, 1995, the closing sales price for the Company's Common Stock on the American Stock Exchange was $4.00 per share. However, there is no assurance that a market in the Company's securities will continue.

  As of December 29, 1995, the Company estimates that there were approximately 2,200 beneficial owners of the Company's Common Stock, represented by approximately 168 holders of record.


ITEM 6.  Selected Financial Data
         -----------------------

  The table set forth below is selected financial data for the Company for each of the last five fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation, and the Consolidated Financial Statements and Notes included elsewhere herein.

                                                   Fiscal Year Ended September 30
----------------------------------------------------------------------------------------------------
                                            (Thousands of Dollars Except Per Share Data)
Income Statement Data:                 1995        1994         1993        1992         1991
----------------------------------------------------------------------------------------------------

Revenues                        $   102,035   $  24,970    $   7,326   $   5,563   $    7,614
Operating Income                      6,752         355          390        (833)         967
Earnings (Loss) Before
 Extraordinary Item and
 Cumulative Effect of Change
 in Accounting Principle              3,286      (1,384)         852        (883)         483

Net Income (Loss)                     3,286      (1,017)       1,036        (883)       1,641

Income (Loss) per Common Share:
 Before Cumulative Effect of
  Extraordinary Item and Change
  in Accounting Principle              $.26       $(.28)        $.24       $(.35)        $.31
 Extraordinary Items                                .01          .05                      .75
 Cumulative Effect of
  Accounting Change                                 .06
                                       ----       -----         ----       -----        -----
 Net Income (Loss)                     $.26       $(.21)        $.29       $(.35)       $1.06
                                       ====       =====         ====       =====        =====

Weighted Average Common
 and Common Equivalent
 Shares Outstanding              12,745,701   4,881,454    3,616,795   2,505,785    1,549,526


                                                     Fiscal Year Ended September 30
----------------------------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
Balance Sheet Data:                       1995         1994         1993         1992         1991
----------------------------------------------------------------------------------------------------
Total Assets                       $    88,159   $   37,975   $    9,034   $    3,904   $    5,379
Long-term Debt                          27,230        5,259          169          620          688
Total Liabilities                       66,335       23,618        1,740        1,926        3,465
Accumulated Deficit                     (1,095)      (4,381)      (3,365)      (4,400)      (3,517)
Stockholders' Equity                    21,137       14,357        7,293        1,977        1,914

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         -------------

Results of Operations

Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended September 30, 1994

     During fiscal 1995, the Company made its largest acquisition to date purchasing substantially all of the assets of IBM Foods, Inc. of Los Angeles, California through its Overhill subsidiary. Overhill is a leading provider of portion entrees to the airline and weight loss industry and a processor of food for the retail and wholesale industries. Consequently, the Company is on its way to achieving internal growth goals it established when the management changed during fiscal 1993. The Company over the past three years has changed its makeup from a small supplier of transformers and filters to the defense industry to a well rounded holding company with interests in frozen food preparation, forestry equipment distribution and computer sales and service. The Company has attempted to maximize shareholder value over the past four fiscal years through strategic acquisitions of well-managed companies in select industries. The acquisitions have enabled overall revenues to increase from $5,563,000 in fiscal 1992 to $102,035,000 in fiscal 1995, an increase of 1734%
over the four year period, net income to increase from a loss of $883,000 in fiscal 1992 to income of $ 3,286,000, in fiscal 1995, an increase of 472% over the four year period, and stockholders' equity to increase from $1,977,000 in fiscal 1992 to $21,137,000 to fiscal 1995, (an increase of 969% over the four year period.)

     Net sales for the Company increased $77,065,000 (308%) from $24,970,000 in 1994 to $102,035,00 in fiscal 1995. The increase in sales was primarily attributable to the Overhill acquisition during the 1995 fiscal year. Operating income increased $6,396,000 (1800%) from $355,000 in fiscal 1994 to $6,752,000 in fiscal 1995. Increased operating income was primarily the result of economies of scale achieved through higher revenues and additional companies.

     Sales in the Computer Group increased $4,960,000 (48%) from $10,300,000 in fiscal 1994 to $15,260,000 in fiscal 1995, while operating income increased $82,000 (18%) from $466,000 in fiscal 1994 to $549,000 in fiscal 1995. The increase in revenue was largely attributable to a full year contribution by Micro, PCR and RMI. The Computer Group also benefited from increased demand by customers for hardware with increased processing power, networking upgrades, CD-ROM kits, and Internet expertise. The significant interest initially shown by the public over the Internet has compelled the Company to investigate potential sales opportunities related to the Internet, which in the future may include the sale and installation of hardware, and the development of, and programming for, Internet sites.

     Sales in the Transformer Group have remained relatively flat due to the decreased spending in military contracts. In fiscal 1995 sales increased $86,000 (2%) from $3,517,000 in 1994 to $3,603,000 in fiscal 1995. Operating income improved $86,000 (38%) as management continued to reduce staff and other selling general and administrative expenses. The Company expects that, during the foreseeable future, revenues in the Transformer Group will remain at approximately the same level as fiscal 1995 with a slight decrease in operating profits.

     The Forestry Group's sales increased $31,624,000 (283%) from $11,154,000 in fiscal 1994 to $40,395,000 in fiscal 1995, while operating income increased $3,815,000 (435%) from $ 876,000 in fiscal 1994 to $4,691,000 in fiscal 1995.
Most of the increase in sales was attributable to a full year's contribution of TTI's results of operations in fiscal 1995 versus only three months in fiscal 1994. The remaining increase was due to a robust timber and logging market in the East Texas region as wood prices remained firm through fiscal 1995. The Forestry Group has attempted to increase its market share by aggressive sales and marketing throughout the region and attractive financing packages.

     The Food Group contributed sales of $40,395,000 and operating income of $2,708,000 for the approximately five-month period during fiscal 1995 in which the Company owned the Overhill operations.

Fiscal Year Ended September 30, 1994 Compared to Fiscal Year Ended September 30, 1993.

     During 1994, the Company continued to implement its expansion strategy through five acquisitions. The Company acquired three operations in the computer sales and service field during the fiscal year, as well as a company involved in the manufacture of specialty parts for the automotive aftermarket. The automotive aftermarket company acquired by the Company in fiscal 1994 was subsequently sold during fiscal 1995 for no significant gain or loss. Additionally, during fiscal 1994 the Company completed the acquisition of TTI, a company involved in the sales, servicing and financing of logging equipment.

     Net sales for the Company increased $17,644,055 (241%) from $7,326,349 in fiscal 1993 to $24,970,404 in fiscal 1994. The total net sales for fiscal were comprised as follows: $10,299,578 from the Computer Group, $11,154,096 from the Forestry Group and $3,516,730 from Transformer Group. Operating income for the Company decreased $34,184 (8%) from $389,566 in fiscal 1993 to $355,382 in fiscal 1994.

     Sales for the Computer Group rose 135% from $4,375,194 in 1993 to $10,299,578 in 1994. Operating profit from this group remained virtually unchanged from $466,876 in 1993 to $466,322, principally because margins at NAI were lower in fiscal 1994 than fiscal 1993, partially due to the start-up of its Arkansas operation. The increase in reported sales of this group was attributable to the inclusion of operations acquired in fiscal 1993 for the full fiscal year of 1994 and the addition of those operations acquired in 1994.

     Sales in the Transformer Group increased 19% from $2,951,155 in 1993 to $3,516,730 in fiscal 1994. This increase was attributable primarily to the increased sales of replacement components under existing military contracts. The number of new military contracts won during fiscal 1994 remained flat despite the downturn in total defense spending by the United States government. Operating profits decreased 60% from $547,630 in fiscal 1993 to $216,401 in fiscal 1994, primarily due to lower gross margins on components sold to the contractors in the defense program, which resulted from increased competitive pressure within that sales area, and unchanged fixed manufacturing overhead costs.

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

     Overall, the Company showed a substantial gain in gross profit which increased from $1,836,308 in 1993 to $5,000,169 in 1994, an increase of 172%.
Operating income remained relatively consistent, decreasing from $389,566 in 1993 to $355,382 in 1994, primarily due to increased administrative expenses and management overhead expense in connection with acquisitions and as the Company built the infrastructure necessary to support its acquisition program. Earnings for fiscal 1993 included other income totalling $678,006. Of this amount, $527,500 represented the gain on sale of the purchase of certain installment notes from TTI, and the resale, without recourse, of such installment notes in a transaction with an unrelated party. The Company, in May 1994, also recorded a non-recurring charge of $1,400,000 related to a grant of stock options, an extraordinary gain of $62,000 on debt extinguishment and income of $305,000 from the cumulative effect of a change in accounting for income taxes. As a result of the non-recurring charge, the Company recorded a net loss for the year totalling $1,016,755.

Liquidity and Capital Resources

     The Company's primary sources of cash are from operations and external credit facilities. During 1995 the Company entered into a financing arrangement which provided a senior credit facility of $18,000,000 and a subordinated debt placement of $13,000,000. These funds were used to provide financing for the acquisition of the net assets of IBM Foods, Inc.

     The senior credit facility was provided by Finova Capital Corporation and included a line of credit, of which approximately $9,700,000 was initially drawn, and two term loans. Borrowings under the line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based upon eligible receivables and inventory. At September 30, 1995 approximately $10,482,000 was outstanding under the revolving line of credit. Term Loan A in the original amount of $2,000,000 is payable in monthly installments of $33,333 plus interest at prime plus 2.5%. Term Loan B in the original amount of $4,000,000 is payable in monthly installments of $83,333 plus interest at prime plus 2.5%. The senior credit facility contains various covenants which include, without limitation, a restriction on the permissible capital expenditures of Overhill, specified current debt to net worth ratios, specified levels of net worth and limit the ability of the Company to realize monies, including dividends, and management and consulting fees, from Overhill to $250,000 per annum. Furthermore, the capital stock and substantially all assets of Overhill are pledged as collateral for the credit facility.

     The subordinated debt placement in the amount of $13,000,000 bears interest at 13% per annum, payable semiannually. Principal payments in the amount of $6,500,000 each are due in April 2002 and 2003. The subordinated debt includes warrants to purchase shares of Overhill (representing up to 22.5% of its common stock) at any time over a ten year period which ends May 5, 2005 for a nominal exercise price of $100. The warrant holders also have the option to "put" the warrants to the Company at a "put" price based upon the higher of fair market, book or appraised value of the subsidiary. The "put option" becomes exercisable anytime after May 5, 2000 or at any time Overhill experiences a change in control or merges with another unaffiliated company. Additionally the Company has the option of calling the outstanding warrants for
cash at anytime after May, 5, 2001.   The call price is determined using the
same formula as provided for determining the "put" price of the warrants. The subordinated debt facility contains covenants similar to those described in the senior credit facility.

     In May 1994, the Company obtained a $1,000,000 term loan from Comerica Bank -- Texas, N.A. ("Comerica"), payable in equal monthly installments through maturity in May 1999, at which time the unpaid balance of approximately $600,000 becomes due and payable. The term loan with Comerica bears interest at an annual rate of 8.5% and is collateralized by the building in which the Company maintains its headquarters. See "Properties--Corporate Headquarters." At September 30, 1995, the term loan with Comerica had $930,825 outstanding.

     In connection with the acquisition of TTI, the Company sold $4,000,000 in principal amount of the 1999 Bonds to Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (collectively, the "Purchasers" or "Merrill Lynch"). The 1999 Bonds are convertible by a Bond holder at any time prior to June 30, 1999 into such number of shares of Common Stock as is equal to the principal amount of such Bond (or in $1,000 increments thereof) divided by $5.65 (such conversion price being subject to adjustment in certain instances). See "Market for Common Equity and Related Stockholder Matters." The 1999 Indenture requires the Company to maintain key-man life insurance policies on Paul A. Tanner and James Rudis. The policies on each of Mr. Tanner and Mr. Rudis must name as loss payee the trustee under the Indenture for the benefit of the 1999 Bond holders and must be in an amount at least equal to the principal amount of the 1999 Bonds outstanding from time to time multiplied by the redemption price in effect
at such time.   Subsequent to year end, the Company entered into additional agreements with Merril Lynch, whereby the Company sold an additional $1,500,000 of debentures on generally the same terms and conditions as previously described. The new debentures bear interest at 12%, are payable semiannually in June and December, are convertible into Common Stock at the rate of $5.00 per share and become due and payable on December 1, 1997.


     In connection with the TTI acquisition, the Company also issued a non-interest bearing note to Harold Estes for $10,000,000 due October 31, 1994, on which the Company imputed interest at 8.0% per annum. As of the maturity date, the Company and Estes entered into an agreement providing for the modification, extension and renewal of the note, whereby the note with interest at 12% was to mature on October 31, 1995. As of October 31, 1995 Estes further extended and modified the note whereby the note currently having a principal balance of $11,200,000, bears interest at 17.5% and matures on February 29, 1996. The Company anticipates that it will be required to refinance this note payable on a long-term basis and is presently in negotiations with potential lenders to accomplish their goal. There is no certainty that

Company will be able to refinance this note on acceptable terms or at all, by February 29, 1996. The note holder has no recourse to any of the assets or capital stock of Polyphase or any of its subsidiaries and no cross-default provisions exist between this note and any other Polyphase debt.

     On August 23, 1994, the Company obtained a $6,000,000 line of credit from Comerica at prime plus 1/2% to replace an existing line of credit for TTI. The agreement with Comerica relating to this line of credit contains various restrictive covenants, including requiring TTI to maintain a tangible net worth of at least $10,000,000 and a ratio of total liabilities to tangible net worth of no more than 1.1 to 1. TTI's initial borrowings under the new credit line occurred during September 1994, and were used to retire the outstanding indebtedness under the prior line of credit. On September 1, 1995 the Company amended the agreement, increasing the line of credit to $11,000,000 and amending the covenants to restrict annual dividends the Company may collect from TTI to $580,000. The balance at September 30, 1995 on the Comerica line of credit was $6,199,999.

     During the year ended September 30, 1995 the Company's operating activities used approximately $3,407,000 of cash. The cash was primarily used to finance increased inventories and sales contracts receivable at TTI which experienced a large increase in sales for fiscal 1995.

     The Company's investing activities during fiscal 1995 used approximately $32,067,000 of cash, primarily for the Overhill acquisition and capital expenditures.

     The Company's financing activities during fiscal 1995 provided cash of approximately $37,712,000 which were primarily derived from the senior credit facility and the subordinated debt contracted for in connection with the Overhill acquisition, additional borrowings on the Comerica line of credit, and the exercise of stock options (which subsequently resulted in the collection of $3,250,000 from the Pyrenees Group on the notes given to the Company as consideration for option exercises). As noted above, the proceeds from these financing sources were used primarily in the acquisition of Overhill.

     The Company's working capital at September 30, 1995 amounted to approximately $13,977,000, compared to $1,941,000 in the prior year. This increase in working capital was primarily the result of the acquisition of Overhill's inventory and accounts receivable and the increased inventories at TTI.

     Subsequent to fiscal year end, the Company sold to an unrelated corporation 250,000 shares of newly designated Series A-3 Preferred Stock for $2,500,000 cash. The Series A-3 Preferred Stock is entitled to a 12% cumulative dividend payable quarterly and each share of Series A-3 Preferred Stock is convertible by the holder thereof from time to time into two shares of common, subject to certain adjustments.

     The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come from a combination of internally generated funds, proceeds from the exercise of options, the issuance of additional shares of the Company's preferred stock and from additional borrowings. The Company's management believes that cash generated from operations, together with existing lines of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

ITEM 8.  Financial Statements.
         ---------------------

     See Index to Consolidated Financial Statements included in Item 14.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
---------------------

     The Company's independent accountants for fiscal 1994 were Price Waterhouse LLP ("Price Waterhouse"). Price Waterhouse resigned as the principal accountants for the Company on May 8, 1995. None of the reports of Price Waterhouse on the financial statements of the Company for either of fiscal 1993 or 1994 contained an adverse opinion or a disclaimer of opinion, or were qualified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding such resignation, there were no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

     On May 31, 1995, Ernst & Young LLP ("Ernst & Young") was engaged as principal accountants for the Company to, among other things, audit the financial statements of the Company for fiscal 1995. The selection of Ernst & Young was made by the Board of Directors upon recommendation of the Audit Review Committee. Prior to its engagement, the Company did not consult with Ernst & Young on either the application of accounting principles to a completed or proposed specific transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11.  Executive Compensation.
         ------------------------

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

     The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

(a) 1. and 2.  Financial Statements and Financial Statement Schedules.

     1. The following consolidated financial statements of Polyphase Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended September 30, 1995, are included in Item 8:

         Report of Independent Auditors - Ernst & Young LLP                  F-2

         Report of Independent Accountants - Price Waterhouse LLP            F-3

         Consolidated Balance Sheets-September 30, 1995 and 1994             F-4

         Consolidated Statements of Operations-Years ended September 30,
          1995, 1994 and 1993                                                F-6

         Consolidated Statements of Stockholders' Equity-Years ended
          September 30, 1995, 1994 and 1993                                  F-8

         Consolidated Statements of Cash Flows-Years ended September 30,
          1995, 1994, and 1993                                              F-11

         Notes to Consolidated Financial Statements-September 30, 1995      F-14


     2. The following consolidated financial statement schedules of Polyphase Corporation and subsidiaries are included in item 14(d):

         Schedule I   Condensed Financial Information of Registrant         F-43

         Schedule II  Valuation and Qualifying Accounts                     F-47


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


     3.  Exhibits

         3.1 Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company's registration statement on Form S-8 (No.33-82008), filed with the Commission on July 27, 1994 (the "1994 Form S-8"))

         3.2   Bylaws of Polyphase Corporation (incorporated by reference from
               Exhibit 4.2 to the 1994 Form S-8)


         4.1* Certificate of Designation relating to the Series A-2 Preferred Stock (Exhibit 4.9)

         4.2** Certificate of Designation relating to the Series A-3 Preferred
               Stock

         10.1+ Stock Option Agreement for Paul A. Tanner (incorporated by reference from Exhibit 4.12 to the 1994 Form S-8)

         10.2+ Stock Option Agreement for Michael F. Buck (incorporated by reference from Exhibit 4.13 to the 1994 Form S-8)

         10.3+ Stock Option Agreement for Don E. McMillen (incorporated by reference from Exhibit 4.14 to the 1994 Form S-8)

         10.4+ Stock Option Agreement for George R. Schrader (incorporated by reference from Exhibit 4.15 to the 1994 Form S-8)

         10.5+ Stock Option Agreement for James Rudis (incorporated by reference from Exhibit 10.5 to the Company's Form 8-B, filed with the Commission on August 27, 1994 (the "Form 8-B"))

         10.6+ Stock Option Agreement for William E. Shatley (incorporated by reference from Exhibit 10.6 to the Form 8-B)

         10.7+ Employment Agreement, dated as of November 1, 1993, between Harold Estes and Texas Timberjack, Inc. (incorporated by reference from Exhibit 2 to the 1994 Form 8-K)

         10.8 Pledge Agreement, dated as of June 24, 1994, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit 10.10 to the Form 8-B)

         10.9 Security Agreement, dated as of June 24, 1994, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from Exhibit 10.11 to the Form 8-B)

         10.10 Stock Option Agreement, dated as of October 21, 1992, between Polyphase Corporation and the Pyrenees Group (incorporated by reference from Exhibit 10.12 to the Form 8-B)

         10.11 Deed of Trust Note in the amount of $1,000,000, dated May 25, 1994, by Polyphase Corporation in favor of Comerica Bank-Texas (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1994 (the "1994 Form 10-Q"))

         10.12 Deed of Trust (With Security Agreement and Assignment of Rents), dated May 25, 1994, covering real property in Dallas County, Texas between Polyphase Corporation and Comerica Bank-Texas (incorporated by reference from Exhibit 10.3 to the 1994
                Form 10-Q)

         10.13 Letter Agreement, dated May 25, 1994, between Polyphase Corporation and Comerica Bank-Texas (incorporated by reference from Exhibit 10.4 to the 1994 Form 10-Q)

         10.14 Securities Purchase Agreement, dated as of July 5, 1994, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit 10.16 to the Form 8-B)

         10.15 Registration Rights Agreement, dated as of July 5, 1994, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit 10.17 to the Form 8-B)

         10.16 Indenture, dated as of July 5, 1994, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from Exhibit 10.18 to the Form 8-B)

         10.17 Form of 12% Senior Convertible Debenture No. 1, payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit 10.19 to the Form 8-B)

         10.18 Form of 12% Senior Convertible Debenture No. 2, payable to Vault & Co. or registered assigns (incorporated by reference from Exhibit 10.20 to the Form 8-B)

         10.19* Asset Purchase Agreement among Champ Computer Systems, Inc.,
                Liberty United Trust and Polyphase Corporation, dated
                March 23, 1994 (Exhibit 10.25)

         10.20* Stock Purchase Agreement among PC Repair of Florida, Inc.,
                Gene H. Thurston, Jr. and Polyphase Corporation, dated February 15, 1994 (Exhibit 10.26)

         10.21* Agreement and Plan of Reorganization between the Shareholders of Micro Configurations, Inc. and Polyphase Corporation, dated July 1, 1994 (Exhibit 10.27)

         10.22* Credit Agreement, dated August 29, 1994, between Texas
                Timberjack, Inc. and Comerica Bank-Texas (Exhibit 10.28)

         10.23* Guaranty, dated August 29, 1994, from Polyphase Corporation to
                Comerica Bank-Texas (Exhibit 10.29)

         10.24* Deed of Trust, dated as of August 30, 1994, from Texas
                Timberjack, Inc. to J. Patrick Faubion, Trustee (Exhibit 10.30)

         10.25* Security Agreement, dated as of August 29, 1994, between Texas
                Timberjack, Inc. and Comerica Bank-Texas (Exhibit 10.31)

         10.26* Fluctuating Rate Line of Credit Note from Texas Timberjack,
                Inc., as maker, to Comerica Bank-Texas, dated August 29, 1994 (Exhibit 10.32)

         10.27**First Amendment to Credit Agreement dated September 1, 1995, between Texas Timberjack, Inc. and Comerica Bank-Texas

         10.28**Fluctuating Rate Line of Credit Note from Texas Timberjack,
                Inc., as maker, to Comerica Bank-Texas, dated September 1, 1995

         10.29**Promissory Note in the amount of $2,000,000, from Pyrenees
                Group, as maker, to Polyphase Corporation, dated November 1, 1995, related to the exercise of options on Series D Preferred Stock

         10.30**Security Agreement, dated as of November 1, 1995, between
                Pyrenees Group and Polyphase Corporation

         10.31**Promissory Note in the amount of $2,000,872, from Paul A.
                Tanner, as maker, to Polyphase Corporation, dated December 8,
                1995

         10.32**Convertible Preferred Stock Purchase Agreement, dated as of
                November 10, 1995, by and between Polyphase Corporation and Infinity Investors, Ltd.

         10.33**Securities Purchase Agreement, dated as of December 1, 1995, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc.

         10.34**Registration Rights Agreement, dated as of December 1, 1995, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc.

         10.35**Indenture, dated as of December 1, 1995, from Polyphase
                Corporation to IBJ Schroder Bank & Trust Company

         10.36**Form of 12% Senior Convertible Debenture No. 1, dated
                December 1, 1995 payable to Bridge Rope & Co. or registered assigns

         10.37**Form of 12% Senior Convertible Debenture No. 2, dated
                December 1, 1995 payable to Kane & Co. or registered assigns

         10.38**Renewal Promissory Note in the amount of $11,200,000, dated
                October 31, 1995, payable by Polyphase Corporation to Harold
                Estes

        10.39**Amended Pledge Agreement, dated as of October 31, 1995, between
               Polyphase Corporation and Harold Estes

        10.40**Amended Security Agreement, dated as of October 31, 1995, between Texas Timberjack, Inc. and Harold Estes

        21.1** Subsidiaries of the Registrant

        23.1** Consent of Ernst & Young LLP

        23.2** Consent of Price Waterhouse LLP

        27.1** Financial Data Schedule

        ------------------------------------
        +  Management contract or compensatory plan or arrangement.

        * Incorporated by reference to the exhibit shown in parenthesis contained in the Company's Registration Statement on Form SB-2 (No. 33-85334) filed with the Commission on October 19, 1994 (the "Form SB-2").

        ** Filed herewith.

(b). Reports on Form 8-K
     -------------------

        No reports on Form 8-K have been filed by the Registrant during the last quarter of the Fiscal Year Ended September 30, 1995.

                     POLYPHASE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                              F-2
Report of Independent Accountants                           F-3

Financial Statements:
--------------------

  Consolidated Balance Sheets                               F-4
  Consolidated Statements of Operations                     F-6
  Consolidated Statements of Stockholders' Equity           F-8
  Consolidated Statements of Cash Flows                    F-11
  Notes to Consolidated Financial Statements               F-14

Financial Statement Schedules:
-----------------------------

  Condensed Financial Information of Registrant            F-43
  Valuation and Qualifying Accounts                        F-47

                         Report of Independent Auditors



To the Board of Directors and Stockholders of Polyphase Corporation


We have audited the accompanying consolidated balance sheet of Polyphase Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polyphase Corporation and subsidiaries at September 30, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.


                                                          ERNST & YOUNG LLP

Dallas, Texas
December 8, 1995

                       Report of Independent Accountants



   To the Board of Directors and Stockholders of Polyphase Corporation


   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Polyphase Corporation and its subsidiaries at September 30, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Polyphase Corporation and its subsidiaries for any period subsequent to September 30, 1994.

   As discussed in Note 11 to the consolidated financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.



   PRICE WATERHOUSE LLP

   Dallas, Texas
   January 4, 1995

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     Assets

                                                     September 30,
                                                ------------------------
                                                   1995          1994
                                                -----------  -----------
Current assets:
 Cash                                           $ 3,275,068  $ 1,036,839
 Receivables, net of allowance for
 doubtful accounts of $506,805 and $580,251:
   Trade accounts                                11,602,628    3,023,052
   Current portion of sales contracts             6,973,101    3,827,052
   Notes receivable                               1,215,389    1,234,188
 Receivables from related parties                   737,992      860,048
 Inventories                                     26,007,672    8,953,780
 Prepaid expenses and other                       1,836,150      362,462
                                                -----------  -----------
    Total current assets                         51,648,000   19,297,421
                                                -----------  -----------


Property and equipment:
 Land                                               505,000      505,000
 Buildings and improvements                       3,641,470    2,310,261
 Machinery, equipment and other                   7,932,882    2,406,535
                                                -----------  -----------
                                                 12,079,352    5,221,796
 Less-Accumulated depreciation                    2,761,966    1,901,945
                                                -----------  -----------
                                                  9,317,386    3,319,851
                                                -----------  -----------

Other assets:
 Noncurrent receivables:
  Sales contracts                                 3,281,459    2,669,151
  Notes receivable                                  368,106      379,344
 Excess of cost over fair value of net assets
  acquired, net of accumulated amortization
  of $1,037,734 and $349,982                     19,374,134    9,383,289
 Other intangible assets                          2,021,652    1,314,800
 Restricted cash                                    916,275      639,589
 Other                                            1,231,851      971,504
                                                -----------  -----------
                                                 27,193,477   15,357,677
                                                -----------  -----------

                                                $88,158,863  $37,974,949
                                                ===========  ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                      Liabilities and Stockholders' Equity

                                                       September 30,
                                                 --------------------------
                                                     1995          1994
                                                 ------------  ------------
Current liabilities:
 Notes payable                                   $11,130,056   $ 2,092,268
 Note payable and accrued
    interest to related party                     11,100,000     9,933,775
 Accounts payable                                  8,007,727     3,311,885
 Accrued expenses and other                        3,691,302     1,330,524
 Advances from related party                       1,153,000          -
 Current maturities of long-term debt              2,589,077       687,954
                                                 -----------   -----------
   Total current liabilities                      37,671,162    17,356,406

Long-term debt, less current maturities           27,229,665     5,258,772
Reserve for credit guarantees                        916,275       639,589
Deferred income taxes                                437,729       200,000
Other                                                 80,413       163,357
                                                 -----------   -----------
   Total liabilities                              66,335,244    23,618,124
                                                 -----------   -----------

Warrants to purchase common stock
 of subsidiary                                       686,276          -

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
  50,000,000 shares, issued and outstanding
   none in 1995 and 477,000 shares in 1994              -            4,770
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   12,621,966  shares in 1995 and
   5,880,616 shares in 1994                          126,220        58,806
 Paid-in capital                                  22,106,606    20,924,331
 Accumulated deficit                              (1,095,483)   (4,381,082)
 Notes receivable                                       -       (2,250,000)
                                                 -----------   -----------
   Total stockholders' equity                     21,137,343    14,356,825
                                                 -----------   -----------

                                                 $88,158,863   $37,974,949
                                                 ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended
                                                       September 30,
                                         ----------------------------------------
                                              1995           1994           1993
                                         -------------   ------------    -----------
Net revenues                             $ 102,035,472   $ 24,970,404    $ 7,326,349
Cost of sales                               82,055,637     19,970,235      5,490,041
                                         -------------   ------------    -----------
Gross profit                                19,979,835      5,000,169      1,836,308

Selling, general and administrative
 expenses                                   13,228,134      4,644,787      1,446,742
                                         -------------   ------------    -----------

Operating income                             6,751,701        355,382        389,566
Other income (expenses):
 Non-recurring charge related to
  grant of stock options                          -        (1,400,000)          -
 Gain on sale of installment notes                -              -           527,500
 Gain on sale of assets                           -              -           200,000
 Interest expense                           (3,791,059)      (447,987)       (56,378)
 Interest income and other                     592,055        125,730          6,887
                                         -------------   ------------    -----------

  Total other income (expenses)             (3,199,004)    (1,722,257)       678,009
                                         -------------   ------------    -----------

Income (loss) before income taxes,
 warrant accretion, extraordinary
 items and cumulative effect of
 accounting change                           3,552,697     (1,366,875)     1,067,575
Income taxes                                    76,227         17,000        215,000
                                         -------------   ------------    -----------
                                             3,476,470     (1,383,875)       852,575

Accretion of warrants to purchase
 common stock of subsidiary                    190,871           -              -
                                         -------------   ------------    -----------


Income (loss) before extraordinary
  items and cumulative effect of
  accounting change                          3,285,599     (1,383,875)       852,575

Extraordinary items:
  Early extinguishment of debt                    -            62,120           -
  Benefit from utilization of
    net operating loss carryforwards              -              -           183,000
Cumulative effect of change in method
  of accounting for income taxes                  -           305,000           -
                                         -------------   ------------    -----------

Net income (loss)                        $   3,285,599   $ (1,016,755)   $ 1,035,575
                                         =============   ============    ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended
                                                       September 30,
                                            -----------------------------------
                                               1995        1994        1993
                                            -----------  ----------  ----------
Per share data:

 Weighted average common and common
  equivalent shares                          12,745,701   4,881,454   3,508,454
                                            ===========  ==========  ==========

Income (loss) per common share:
 Before extraordinary items and cumulative
   effect of accounting change              $       .26  $     (.28) $      .25
  Extraordinary items                                -          .01         .05
  Cumulative effect of accounting change             -          .06          -
                                            -----------  ----------  ----------

 Net income (loss) per common share         $       .26  $     (.21) $      .30
                                            ===========  ==========  ==========


Per share data assuming full dilution:

 Weighted average common and common
  equivalent shares                          12,745,701   4,881,454   3,616,795
                                            ===========  ==========  ==========

 Income (loss) per common share
  assuming full dilution:
  Before extraordinary items and cumulative
   effect of accounting change              $       .26  $     (.28) $      .24
  Extraordinary items                                -          .01         .05
  Cumulative effect of accounting change             -          .06          -
                                            -----------  ----------  ----------
 Net income (loss) per common share         $       .26  $     (.21) $      .29
                                            ===========  ==========  ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995

                                     Preferred Stock        Common Stock         Paid-in
                                     Shares     Amount    Shares     Amount      Capital
                                    ---------  --------  ---------   --------  -----------
Balance,
 September 30, 1992                                      2,921,995   $ 29,220  $ 6,565,933
Issuance of shares for
  interest  on
  convertible sub-
  ordinated debentures                                      10,260        102        9,018
Conversion of sub-
  ordinated debentures
  into common stock                                          8,765         88       51,412
Issuance of shares for
  settlement of obligations                                250,000      2,500      176,945
Reissuance of treasury
  stock
Subscription payable
Private placements of
  Series A, B, and D
  preferred shares                   71,100    $  711                              710,289
Issuance of preferred
  shares issued in
  connection with
  acquisitions--
    NAI -Series A-5 and B           251,000     2,510                            2,507,490
    CSC-Series C                     30,000       300                              299,700
Redemption of Series
    A preferred shares               (4,400)      (44)                             (43,956)
Net income for 1993
                                    -------    ------    ---------    -------   ----------
Balance,
 September 30, 1993                 347,700     3,477    3,191,020     31,910   10,276,831
                                    -------    ------    ---------    -------   ----------

                                                               Retained     Notes/Stock
                                          Common Stock         Earnings     Subscription
                                        Held in Treasury      (Accumlated   (Receivable)
                                       Shares      Amount      Deficit)       Payable       Total
                                    ------------  ---------   ------------   -----------  -------------
Balance,
 September 30, 1992                    250,000    $ (187,859) $ (4,399,902)  $ (30,000)   $ 1,977,392
Issuance of shares for
  interest  on
  convertible sub-
  ordinated debentures                                                                          9,120
Conversion of sub-
  ordinated debentures
  into common stock                                                                            51,500
Issuance of shares for
  settlement of obligations                                                                   179,445
Reissuance of treasury
  stock                               (250,000)      187,859                                  187,859
Subscription payable                                                           375,000        375,000
Private placements of
  Series A, B, and D
  preferred shares                                                                            711,000
Issuance of preferred
  shares issued in
  connection with
  acquisitions--
    NAI -Series A-5 and B                                                                   2,510,000
    CSC-Series C                                                                              300,000
Redemption of Series
    A preferred shares                                                                        (44,000)
Net income for 1993                                           1,035 ,575                    1,035,575
                                      --------     --------  -----------     --------      ----------
Balance,
 September 30, 1993                       -            -      (3,364,327)     345,000       7,292,891
                                      --------     --------  -----------     --------      ----------

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995

                                   Preferred Stock               Common Stock
                               Shares         Amount        Shares          Amount
                             -----------  --------------  -----------  ----------------
Issuance of common
  stock subscribed                                            500,000             5,000
Issuance of shares for
  interest on convertible
  subordinated debentures                                       1,596                16
Private placements of
  Series B and C preferred
  shares                          34,000            340                         339,660
Exercise of common
  stock options                                               689,000             6,890
Issuance of preferred
  shares in connection
  with acquisitions-
  DPPI-Series D                  100,000          1,000
  TBI-Series A-5 and B            20,000            200
  PCR-Series B                     7,500             75
  TTI-Series A                   100,000          1,000
  Micro-Series A-2                60,000            600
Issuance of Series A-5,
  A and B preferred
  shares for services             11,000            110
Dividends on Series
  A-5 preferred shares
Conversions of
  preferred shares to
  common shares                 (428,200)        (4,282)    1,499,000            14,990
Grant of Pyrenees
   options (Note 10)
Options granted in
  purchase of
  Register- Mate assets
Cancellation of stock
  subscription receivable


                                                                           Retained     Notes/Stock
                                                    Common Stock           Earnings     Subscription
                                  Paid-in         Held in Treasury       (Accumlated    (Receivable)
                                  Capital       Shares        Amount       Deficit)       Payable         Total
                                ------------  -----------  ------------  -------------  ------------  -------------
Issuance of common
  stock subscribed                   370,000                                                (375,000)
Issuance of shares for
  interest on convertible
  subordinated debentures              9,104                                                                  9,120
Private placements of
  Series B and C preferred
  shares                             339,660                                                                340,000
Exercise of common
  stock options                      533,110                                                                540,000
Issuance of preferred
  shares in connection
  with acquisitions-
  DPPI-Series D                      999,000                                                              1,000,000
  TBI-Series A-5 and B               210,823                                                                211,023
  PCR-Series B                       159,925                                                                160,000
  TTI-Series A                     3,499,000                                                              3,500,000
  Micro-Series A-2                   615,000                                                                615,600
Issuance of Series A-5,
  A and B preferred
  shares for services                110,640                                                                110,750
Dividends on Series
  A-5 preferred shares              (62,500)                                                                (62,500)
Conversions of
  preferred shares to
  common shares                      (10,708)
Grant of Pyrenees
   options (Note 10)                1,400,000                                                              1,400,000
Options granted in
  purchase of
  Register- Mate assets               285,000                                                                285,000
Cancellation of stock
  subscription receivable                                                                     30,000          30,000

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995


                                    Preferred Stock                 Common Stock               Paid-in
                                 Shares          Amount       Shares            Amount         Capital
                               ----------     ----------    ----------        ----------     -----------

Exercise of Series A
  and B preferred
  stock options by
  Pyrenees (Note 10)              225,000           2,250                                        2,247,750
Stock issuance costs
Net loss for 1994                                                                                  (58,304)
                               ----------     -----------   ----------          --------      ------------
Balance,
 September 30, 1994               477,000           4,770    5,880,616            58,806        20,924,331
                               ----------     -----------   ----------          --------      ------------

Exercise of Series C
  preferred stock options
  by Pyrenees (Note 10)           100,000           1,000                                          999,000
Conversions of
  preferred shares to
  common shares                  (577,000)         (5,770)   6,618,500            66,185           (60,415)
Issuance of Micro
  escrow shares                                                120,000             1,200           366,600
Issuance of shares for
  interest  on
  convertible sub-
  ordinated debentures                                           2,850                29             9,091
Payment on Pyrenees Notes
Stock issuance costs                                                                              (132,001)
Net income for 1995

Balance,                       ----------     -----------   ----------         ---------      ------------
 September 30, 1995                  -        $   -         12,621,966         $ 126,220      $ 22,106,606
                               ==========     ===========   ==========         =========      ============


                                                           Retained     Notes/Stock
                                   Common Stock            Earnings     Subscription
                                  Held in Treasury        (Accumlated   (Receivable)
                                 Shares        Amount       Deficit)      Payable        Total
                               -----------    ----------  -----------   ------------   -----------
Exercise of Series A
  and B preferred
  stock options by
  Pyrenees (Note 10)                                                      (2,250,000)
Stock issuance costs                                                                        (58,304)
Net loss for 1994                                           (1,016,755)                  (1,016,755)
                               -----------    ----------   ------------   ----------   -------------
Balance,
 September 30, 1994                  -            -         (4,381,082)   (2,250,000)    14,356,825
                               -----------    ----------   ------------   ----------   -------------

Exercise of Series C
  preferred stock options
  by Pyrenees (Note 10)                                                   (1,000,000)
Conversions of
  preferred shares to
  common shares
Issuance of Micro
  escrow shares                                                                             367,800
Issuance of shares for
  interest  on
  convertible sub-
  ordinated debentures                                                                        9,120
Payment on Pyrenees Notes                                                  3,250,000      3,250,000
Stock issuance costs                                                                       (132,001)
Net income for 1995                                           3,285,599                   3,285,599
                               -----------    ----------   ------------   ----------   ------------
Balance,
 September 30, 1995                    -          -        $ (1,095,483)  $     -      $ 21,137,343
                               ===========    ==========   ============   ==========   ============


                    The accompanying notes are an integral
               part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 For the Years Ended
                                                     September 30,
                                        --------------------------------------
                                            1995          1994         1993
                                        -----------   -----------   ----------
Cash flow provided by
 operating activities:
 Net income (loss)                      $ 3,285,599   $(1,016,755)  $1,035,575
Adjustments to reconcile net
 income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization           1,935,559       497,514      213,478
  Provision for doubtful accounts           (73,446)     (110,822)     (40,197)
  Deferred income tax                      (449,651)         -            -
  Gain on sale of assets                       -             -        (200,000)
  Gain on sale of installment notes            -             -        (527,500)
  Extraordinary item-early
   extinguishment of debt                      -          (62,120)        -
  Non-recurring charge related to
   grant of stock options                      -        1,400,000         -
  Cumulative effect of change in method
    of accounting for income taxes             -         (305,000)        -
  Issuance of common stock for accrued
   interest payable on convertible
   subordinated debentures                    9,120         9,120        9,120
  Imputed interest on TTI
   acquisition note                          66,225       196,056         -
  Consulting contract and cancellation of
   stock subscriptions of former
   officer and director                        -          105,000         -
  Accretion of warrants to
   purchase common stock of subsidiary      190,871          -            -
  Issuance of preferred stock
   for services                                -           35,750         -
  Recognition of deferred
   rent reductions                          (82,944)      (94,944)        -
  (Increase) decrease in, net
   of effects of acquisitions
   Accounts and sales
    contracts receivable                 (4,857,876)   (2,876,615)     117,755
   Inventories                           (5,677,039)    1,640,037     (851,492)
   Prepaid expenses and other            (1,099,427)      139,746      126,998
  Increase (decrease) in, net
   of effects of acquisitions:
   Accounts payable                       1,959,902     1,251,207     (332,564)
   Accrued expenses and other             2,486,034      (194,388)     125,524
                                        -----------   -----------   ----------
      Net cash provided by (used in)
       operating activities              (2,307,073)      613,786     (323,303)
                                        -----------   -----------   ----------

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        September 30,
                                         ---------------------------------------
                                             1995           1994         1993
                                         ------------   -----------  -----------
Cash flows provided by (used in)
 investing activities:
 Acquisition of Texas Timberjack, Inc.   $       -      $(4,146,360) $     -
 Acquisition of net assets of
  Overhill Farms                          (31,292,910)         -           -
 Net cash received from purchase and
  sale of installment notes                      -             -        527,500
 Capital expenditures                        (975,883)     (347,521)    (34,544)
 Notes and other receivables                  202,247      (318,649)       -
 Cash of acquired businesses                     -           36,407      97,534
                                         ------------   -----------  ----------
   Net cash provided by (used in)
    investing activities                  (32,066,546)   (4,776,123)    590,490
                                         ------------   -----------  ----------

Cash flows provided by financing
 activities:
 Net borrowings (repayments) under
  line of credit agreements                 9,177,364     5,162,000     (48,900)
 Principal payments on other notes
  payable and long-term debt                 (763,191)   (1,741,948)    (80,167)
 Borrowings on notes payable
  and long term debt                       24,470,360          -           -
 Proceeds from private placements of
  preferred stock                                -          340,000     711,000
 Advances from related parties              1,153,000          -           -
 Redemption of Series A Preferred Stock          -             -        (44,000)
 Sale of treasury stock                          -             -        125,000
 Exercise of stock options                       -          540,000        -
 Cash received from common stock
  subscribed                                     -             -        250,000
 Principal collections on Pyrenees
  notes receivable                          3,250,000          -           -
 Issuance of warrants to purchase
   common stock of subsidiary                 495,405          -           -
 Dividends paid on Series A-5
  preferred  stock                               -          (62,500)       -
 Common stock issuance costs                 (132,001)      (58,304)       -
 Loan acquisition costs and other          (1,039,089)     (214,907)      3,872
                                           ----------    ----------  ----------
  Net cash provided by financing
   activities                              36,611,848     3,964,341     916,805
                                           ----------    ----------  ----------
Net increase (decrease) in cash             2,238,229      (197,996)  1,183,992
Cash at beginning of year                   1,036,839     1,234,835      50,843
                                           ----------    ----------  ----------

Cash at end of year                        $3,275,068    $1,036,839  $1,234,835
                                           ==========    ==========  ==========


                     POLYPHASE CORPORATION AND SUBSIDIARIES

                                                       For the Years Ended
                                                          September 30,
                                               ----------------------------------
                                                  1995         1994        1993
                                               ----------  ----------  ----------
Supplemental schedules of noncash investing
and financing activities:
 Issuances of preferred stock
  in connection with acquisitions:
   Dallas Parkway Properties Incorporated      $     -     $1,000,000  $     -
   PC Repair of Florida, Inc.                        -        160,000        -
   Taylor-Built Industries, Inc.                     -        211,023        -
   Texas Timberjack, Inc.                            -      3,500,000        -
   Micro Configurations, Inc.                     367,800     615,600        -
   Computer System Concepts                          -           -        300,000
   Network America, Inc.                             -           -      2,510,000

 Granting of stock options in connection with
   purchase of Register-Mate                         -        285,000        -

 Additional common stock issued for
   conversion of subordinated debentures             -           -         51,500

 Supplemental schedule of cash flow
  information:
   Cash paid during the year for:
    Interest                                   $2,249,778  $  126,558  $   42,396
    Income taxes                               $  377,442  $   40,706        -

See note 3 for disclosures of additional noncash financing and investing activities.



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1.  COMPANY AND ORGANIZATIONAL MATTERS

Nature of Business

The Company is a diversified holding company that, through its subsidiaries, currently operates primarily in four industry segments: the forestry segment, which distributes, leases and provides financing for industrial and commercial timber and logging equipment (the "Forestry Group"); the computer segment, which markets, services and provides the networking of computers and related equipment and electronic parts (the "Computer Group"); the transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group"); and the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group").

Corporate History and Organization

The Company was incorporated in New Jersey in 1963 under the name Kappa Networks, Inc. Through a merger with a wholly-owned subsidiary in June 1991, the Company reincorporated in Pennsylvania and formally changed its name to Polyphase Corporation. A subsequent merger with a wholly-owned subsidiary in June 1994 effected a change in the state of incorporation from Pennsylvania to Nevada, together with certain changes to the Company's charter and bylaws. These changes resulted in the authorization of 100,000,000 shares of $.01 par value common stock and 50,000,000 shares of $.01 par value preferred stock with rights and preferences as designated by the Board of Directors. The financial statements for 1993 have been retroactively restated to reflect the change in the par value of the common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the 1995 presentation.

Fiscal Year

The Company and its subsidiaries' fiscal year, except for the food group, ends on September 30. The food group utilizes a 52 - 53 week accounting period which ends on the Sunday closest to September 30.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers except as discussed below.

The Company's subsidiary, TTI, is a retailer of timber and logging equipment. TTI grants credit to customers, substantially all of whom are located in East Texas or the western portion of Louisiana, and rely on the logging industry for their ability to repay debt to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Inventories

Inventories of raw materials, work-in-process and finished goods for manufacturing operations, computer sales and service operations and food processing are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Inventories of major units purchased in the forestry segment are valued at the lower of cost or market or, in the case of repossessed and used units, net realizable value, based upon the specific identification method.

Repossession and Warranty Work

The Company's forestry unit records repossessed equipment at the lower of the balance of the receivable, net of any deferred profit or net realizable value. In most cases repossessions are recorded at the balance of the note, net of deferred profit. Repossessed equipment is generally resold at book value, including refurbishment costs.

Warranty work performed by the Company to be reimbursed by the manufacturer is recorded as a receivable and sale. The company periodically performs services on equipment sold not warranted by the manufacturer, with the cost of such service charged to expense as incurred.

The Company's Computer Segment sells configured personal computers and related products. Virtually all products carry original manufacturers' warranties, which are passed on to the customer.

The Transformer Segment warrants all items shipped for a period of 12 months. Because the Transformer Group's products are made to order, returns are a small percentage of sales and are typically due to cosmetic marking problems. Returns, when they do occur, are recorded as a reduction to revenues, repaired by manufacturing and rebilled upon shipment within 30 days.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method for financial reporting purposes over the estimated useful lives of the assets. Useful lives generally range from five to thirty years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the assets.

Repairs and maintenance costs are expensed, while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gains or losses are reflected in earnings.

Excess of Cost Over Fair Value of Net Assets Acquired

The excess of cost over the fair value of net assets acquired (goodwill) at the date of acquisition is amortized on a straight line basis over periods generally ranging from 15-25 years. The Company determines the period to be benefited by using qualitative measuring factors such as competition, demand and obsolescence, as well as legal, regulatory and contractual provisions. In addition, the Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit.

Revenue Recognition

The Company generally recognizes sales when products are shipped or services are performed. The Company provides for estimated returns and allowances at the time of sale.

A significant amount of business in the Company's forestry segment relates to the sale of equipment through sales/finance contracts. Revenue is recognized on these accounts using the installment method. (See Note 4.) Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received. These deferred profits are recorded as sales revenue as funds are received, based on the relative percentage of transaction profit to the sales price. Interest on the contract is recognized on a cash basis due to frequent late payments and periodic repossessions.

Key sales and income information for the forestry segment for fiscal 1995 and the period from acquisition (June 24, 1994) to September 30, 1994 are:

                                                      1995        1994
                                                  -----------  ----------
   Equipment sales total                          $35,837,259  $9,815,444
   Equipment sales financed                        10,121,004   3,445,670
   Income earned on installment basis               2,777,209     132,971
   Interest income earned on installment notes      1,562,486     351,614

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Income Taxes

Effective October 1, 1993 the Company prospectively adopted Statement of Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the financial reporting and tax bases of assets and liabilities. The standard also requires a valuation allowance for deferred tax assets in certain circumstances. See Note 11 for the cumulative effect of the adoption of SFAS 109. Prior to October 1, 1993, the Company calculated income taxes using the deferred method in accordance with the provisions of Accounting Principles Board Opinion No. 11,"Accounting for Income Taxes."

Income (Loss) per Share

Primary income (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year. It is assumed that all preferred stock is converted and that all dilutive stock options and warrants are exercised at the beginning of each year or at the time of issuance if later, and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Fully diluted income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding and the assumed conversion of outstanding convertible debentures into common shares. It is assumed that the proceeds from all dilutive stock options and warrants are used to purchase shares of the Company's common stock at the higher of the average or the year-end market price.

Primary and fully diluted income (loss) per share do not give effect to any common equivalent shares if their inclusion would have the effect of increasing earnings per share or decreasing the loss per share.

See Note 10 for descriptions of common stock equivalents.


3.  BUSINESS COMBINATIONS

Fiscal 1995 Acquisition

Effective May 5, 1995, the Company acquired the assets and operations of IBM Foods, Inc., a food processing company located in Culver City, California, which operated using the name Overhill Farms. The purchase, which was accomplished through Overhill Farms, Inc. a newly-formed subsidiary of the Company ("Overhill"), provided for cash payment to the seller of $31.3 million, subject to certain adjustments, plus the assumption of certain liabilities of the acquired business. The transaction was financed by Overhill in part using (1) a $12 million revolving line of credit, of which $9.7 million was initially drawn,
(2) term loans totalling $6 million, payable monthly over 4 and 5-year periods and (3) the sale of $13 million of senior subordinated notes

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


and warrants, due in 2002 and 2003. The acquisition has been accounted for by the purchase method of accounting. The operating results of Overhill are included in the Company's results of operations from the date of acquisition. Goodwill attributable to the acquisition totalled $10.3 million and is being amortized on a straight-line basis over a 20-year period.

Fiscal Year 1994 Acquisitions

In October 1993, the Company acquired all of the outstanding capital stock of Taylor-Built Industries, Inc. (TBI), a privately held Texas Corporation, in exchange for 5,000 shares of Series B Preferred Stock, which were subsequently converted into 50,000 shares of common stock. The Company valued the acquisition at $50,000. TBI, located in Dallas, Texas, is a manufacturer and distributor of automotive aftermarket products. During August 1994, the Company purchased a note payable by TBI to its former owner in the amount of approximately $161,000 (including accrued interest) in consideration for the issuance of 15,000 shares of Series A-5 Preferred stock which were subsequently converted into 30,000 shares of common stock.

The Company, during October 1993, acquired all the outstanding stock of Dallas Parkway Properties Incorporated (DPPI) in exchange for 100,000 shares of Series D Preferred Stock, which were subsequently converted into 250,000 shares of common stock. The Company valued the acquisition at $1,000,000. At the time of acquisition, DPPI was a single-asset Texas corporation which owned (subject to related indebtedness) a 40,000 square foot office building in Dallas, Texas, which is now used as the Company's corporate headquarters. Ownership of the property was subsequently conveyed to the Company.

The Company, in March 1994, acquired the rights to the point-of-sale software system marketed under the name "Register-Mate" together with certain other assets from the system's developer. The consideration for this purchase amounted to approximately $500,000, consisting of note forgiveness of approximately $215,000 and stock options valued at $285,000. In addition, the Company assumed certain liabilities. Such stock options, covering 57,000 shares of common stock at an exercise price of $0.50 per share, were exercised in September 1994. The assets acquired were transferred to a newly-formed subsidiary of the Company operating as Register-Mate, Inc. (RMI), a Texas corporation. See Note 7.

In May 1994, the Company acquired all of the outstanding capital stock of PC Repair of Florida, Inc. (PCR) for 7,500 shares of Series B Preferred Stock, which were subsequently converted into 75,000 shares of common stock. PCR is a provider and servicer of computer systems located in Sarasota, Florida. The transaction was accounted for as a purchase and valued at $210,000. The excess of cost over fair value of the assets acquired approximated $195,000 and is being amortized over 15 years.

In June 1994, the Company acquired all of the outstanding capital stock of Texas Timberjack, Inc. (TTI), a distributor of commercial and industrial timber and logging equipment, in Lufkin, Texas. The consideration for the purchase consisted of (1) $4,026,000 cash; (2) 100,000 shares of the Company's Series A Preferred Stock, which were converted into 2,000,000 shares of

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


common stock and valued by an independent valuation firm at approximately $3.5 million; and (3) a non-interest bearing promissory note payable to the seller in the amount of $10,000,000. The transaction was recorded as a purchase and valued at approximately $17.5 million. The excess of cost over fair value of the assets acquired approximated $5.7 million and is being amortized over 20 years. See Notes 7 and 8.

In August 1994, the Company acquired all of the outstanding capital stock of Micro Configurations, Inc. (Micro) in exchange for 60,000 shares of Series A-2 Preferred Stock, which were subsequently converted into 120,000 shares of common stock. Under the terms of the Micro acquisition the sellers were entitled to an additional 60,000 shares of such preferred stock subject to certain operational performance. The transaction was initially recorded as a purchase and valued at approximately $616,000 with the excess of cost over fair value of the net assets acquired approximating $746,000. In July 1995, the escrowed shares were issued and converted into 120,000 shares of common stock which resulted in an increase in goodwill of $367,800. Goodwill related to the Micro acquisition is being amortized over 15 years. Micro is engaged in the assembly, sale and service of computers and related electronic products.

The consolidated statement of operations for the year ended September 30, 1994 includes the results of operations of the businesses acquired in 1994 from the respective acquisition dates.

Fiscal Year 1993 Acquisitions

Effective January 1, 1993, the Company acquired certain operating assets of Computer System Concepts (CSC), an assembler and servicer of computer systems, in exchange for 30,000 shares of the Company's Series C Preferred Stock. Such shares were converted into 150,000 shares of common stock in March 1994. The Company accounted for the transaction as a purchase and valued the acquisition at $300,000. The excess of cost over the fair value of the assets acquired approximated $129,000 and is being amortized over 15 years.

Effective April 1, 1993, the Company acquired all the outstanding stock of Network America, Inc. (NAI), an assembler and servicer of computer systems, in exchange for 250,000 shares of the Company's Series A-5 Preferred Stock, which were converted into 500,000 shares of common stock in March 1994. The transaction was accounted for as a purchase and valued at $2,650,000. The excess of cost over fair value of the assets acquired approximated $2,325,000, and is being amortized over 25 years.

The consolidated statement of operations for the year ended September 30, 1993 includes the results of operations of CSC and NAI from the respective dates of their acquisition.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Proforma Financial Information

The following unaudited proforma summary for fiscal year 1994 represents the results of operations as if the acquisitions of Overhill and TTI had occurred at October 1, 1993. The proforma effect of the other 1994 acquisitions would not be material and are not presented herein. For fiscal year 1995, the unaudited proforma summary represents the results of operations as if the acquisition of Overhill had occurred at October 1, 1994. This summary does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results that may occur in the future. This method of combining the companies is for the presentation of unaudited proforma summary results of operations.

                                                         For the Year Ended
                                                            September 30,
                                                     ---------------------------
                                                         1995           1994
                                                     ------------   ------------
   Net sales                                         $164,138,000   $150,270,000
   Income before extraordinary item
    and cumulative effect of accounting
    change                                           $  4,176,000   $    340,000
   Net income                                        $  4,176,000   $    645,000

   Income per share:
    Before extraordinary items and
     cumulative effect of accounting
      change                                         $        .33   $        .04
    Extraordinary item                                          -              -
    Cumulative effect of accounting change                      -            .04
                                                     ------------   ------------
   Net income                                        $        .33   $        .08
                                                     ============   ============

4.  SALES CONTRACTS RECEIVABLE

The Company's forestry segment provides financing to customers on certain equipment sales using installment sales contracts. Following is a summary of the components of the Company's net investment in these contracts as of September 30, 1995 and 1994 and the related deferred income based on the installment method of income recognition.

                                                       1995          1994
                                                   ------------  ------------
   Contracts outstanding                           $15,252,646   $ 8,357,923
   Less deferred income                             (4,820,047)   (1,690,291)
                                                   -----------   -----------
                                                    10,432,599     6,667,632
   Less allowance for doubtful accounts               (178,039)     (171,429)
                                                   -----------   -----------
   Net investment in sales contracts receivable    $10,254,560   $ 6,496,203
                                                   ===========   ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    The following is a summary of the maturities of the contracts receivable and related deferred income for the next five years:

                                       Contracts      Deferred
    Due September 30,                 Outstanding      Income          Net
    -------------------               -----------    ----------    -----------
        1996                          $10,348,801    $3,270,364    $ 7,078,437
        1997                            4,094,863     1,294,033      2,800,830
        1998                              768,421       242,832        525,589
        1999                               40,561        12,818         27,743
                                      -----------    ----------    -----------
                                      $15,252,646    $4,820,047    $10,432,599
                                      ===========    ==========    ===========

5.  NOTES RECEIVABLE

    The Company periodically makes advances to certain unrelated individuals and corporations. These notes have interest rates that range from 12% to 18%, are due within one year and are secured by a variety of marketable collateral. Allowances are established periodically if, at the date of valuation, management feels it is probable that a loss exists in the portfolio. The allowance is established based upon interest payment history, evaluation of the portfolio and the related expected credit risk.

    The Company had $1,215,389 and $1,234,188 of notes receivable as of September 30, 1995 and 1994, respectively from unrelated corporations and individuals net of allowances of $187,103 and $199,135. The loans are secured primarily by land, timber and equipment. At September 30, 1995, approximately $493,000 of such notes receivable were no longer accruing interest. All notes receivable are due in less than one year.

6.  INVENTORIES

    Inventories are summarized as follows:

                                                     September 30,
                                                ----------------------
                                                    1995         1994
                                                ----------    ----------
    Finished goods:
      Forestry Group                            $ 9,640,664   $ 5,717,297
      Computer Group                              1,598,681       985,709
      Transformer Group                             885,492       822,082
      Food Group                                  9,418,418          -
   Work-in-process:
     Transformer Group                              603,929       479,133
   Raw material:
     Transformer Group                            1,003,399       949,559
     Food Group                                   2,857,089          -
                                               ------------   -----------
          Total                                $ 26,007,672   $ 8,953,780
                                               ============   ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


7.  OTHER INTANGIBLE ASSETS

    Other  intangible assets are summarized as follows:


                                                                  September 30,
                                                             -----------------------
                                                              1995            1994
                                                            ----------      ----------
      Register-Mate software                                $  512,500      $  512,500
      Non-compete agreements                                   700,000         700,000
      Deferred financing costs                               1,039,089            -
      Other                                                    164,565         198,136
                                                           -----------     -----------
                                                             2,416,154       1,410,636
      Less accumulated amortization                           (394,502)        (95,836)
                                                           -----------     -----------
                                                           $ 2,021,652     $ 1,314,800
                                                           ===========     ===========

    The Register-Mate software was acquired in March 1994 (See Note 3). The software links retailers and credit card processors, interfacing with both point-of-sale hardware and accounting systems. The software is being amortized over its estimated useful life of 5 years.

    The Company entered into noncompete agreements with the seller of TTI (See
    Note 3) and an officer of TTI with such amount being amortized over the 7 year life of each agreement.

    The Company incurred certain legal, brokerage and other costs associated with the financing of the acquisition of Overhill Farms. These costs are being amortized over a period of 5 years.



8.  NOTES PAYABLE

    Notes payable consists of the following:
                                                                 September 30,
                                                          ------------------------
                                                             1995            1994
                                                           -----------    ----------
    Note payable to Ford Motor Credit Corporation (a)      $   252,692    $  157,893
    Note payable to Comerica (b)                                  -         1,700,000
    Note payable to Finova Capital Corporation (c)          10,482,364           -
    Other notes payable (d)                                    395,000        234,375
                                                          ------------    -----------
                                                          $ 11,130,056    $ 2,092,268
                                                          ============    ===========

    (a) TTI has a floor plan note with Ford Motor Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(b) TTI's revolving line of credit with Comerica Bank-Texas was converted to long term debt (See Note 9).

(c) In connection with the acquisition of Overhill Farms, Inc. (See Note 3) the Company's Overhill subsidiary obtained a $18,000,000 credit facility with Finova Capital Corporation which consists of Term Loan A (See Note 9) in the original amount of $2,000,000, Term Loan B (See Note 9) in the original amount of $4,000,000 and a $12,000,000 revolving line of credit. Borrowings under the revolving line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based on eligible receivables and inventory. Borrowings under the line of credit facility bear interest at the Citibank base rate plus 1.5% (10.25% at October 1, 1995). A total of $10,482,364 was outstanding under the revolving line of credit at September 30, 1995. This amount is classified as a current liability in the accompanying balance sheet due to a requirement for Overhill to maintain a blocked account in favor of the lender for collections on all accounts receivable, which are immediately applied to reduce borrowings under the line of credit. Overhill's revolving line of credit requires the payment of an unused line fee of .25% per annum and an annual facility fee of .50% per annum. The agreement with Finova relating to this facility contains various covenants including without limitation, Overhill's pledge to restrict capital expenditures to certain agreed upon levels, maintain specified current and debt to net worth ratios and specified levels of net worth. Additionally, the terms of the credit facility prohibit loans, advances or dividends from Overhill to the Company and limit management fees the Company can charge Overhill to $250,000 per annum. Furthermore, the capital stock and substantially all assets of Overhill are pledged as collateral for the credit facility. The credit facility expires on May 5, 1998. The Company has guaranteed all obligations under Overhill's credit facility.

(d) The Company's Computer and Transformer segments have entered into various credit agreements with banks in their region that extend through July 1996. These agreements bear interest from prime to prime plus 2.0% and are collateralized by accounts receivable, inventories and fixed assets.

Note Payable and Accrued Interest to Related Party

  In connection with the acquisition of TTI on June 24, 1994 (see Note 3), the Company recorded a note to the seller (Harold Estes) in the amount of $9,737,719 with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of the maturity date, the Company and the seller entered into an agreement providing for the modification, extension and renewal of the note, whereby the note in the amount of $10,000,000 was to bear interest at 12% and mature on October 31, 1995. As of October 31, 1995 the seller further extended and modified the note whereby the note currently having a principal balance of $11,200,000 bears interest at 17.5% and matures on February 29, 1996. The Company anticipates that it will be required to refinance this note payable into a long-term facility and is presently in negotiations with potential lenders. The note holder has no recourse to any of the assets or capital stock of Polyphase or any of its other subsidiaries and no cross-default provisions exist between this note agreement and any other Polyphase debt.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

The weighted average interest rate on short term borrowings for the year ended September 30, 1995 was 8.9%.

Restricted Net Assets of Subsidiaries

At September 30, 1995, restricted net assets of subsidiaries totalled $26,227,956. Such net assets consist of the net assets of Overhill and TTI which were restricted by the terms of debt agreements as discussed above and in
Note 9.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

9.  LONG-TERM DEBT

  Long-term debt consists of the following:

                                                          September 30,
                                                     ----------------------
                                                       1995          1994
                                                     --------      --------
Term loan payable to bank bearing interest
 at 8.5%, due in monthly installments of
 $12,465 through May 1999, collateralized by
 real estate.  A final payment of approximately
 $602,000 is due in May 1999.                       $   930,825   $  980,158

Senior convertible debentures due July 1, 1999,
 bearing interest at 12% with interest payable
 semi-annually in January and July.                   4,000,000    4,000,000

Revolving credit agreement of TTI with Comerica
 Bank-Texas prime plus 1/2%, collateralized by
 notes, trade accounts receivable and inventory,
 due in February 1997. (See Note 8)                   6,199,999            -

Term Loan A payable to financial institution
 at prime rate plus 2.5%, due in monthly
 installments of $33,333 plus accrued interest
 through May 1, 2000 (See Note 8).                    1,866,668            -

Term Loan B payable to financial institution
 at prime rate plus 2.5%, due in monthly
 installments of $83,333 plus accrued  interest
 through May 1, 1999 (See Note 8).                    3,666,668            -

Senior subordinated notes payable to of Overhill
 to a financial institution bearing interest 13%
 payable quarterly, net of discount of
 $470,134.  Principal payments of $6,500,000
 are due on April 29, 2002 and 2003.                 12,529,866            -

Other                                                   624,716      966,568
                                                    -----------   ----------
                                                     29,818,742    5,946,726
Less current maturities                              (2,589,077)    (687,954)
                                                    -----------   ----------
Total long-term debt                                $27,229,665   $5,258,772
                                                    ===========   ==========


                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    Maturities of long-term debt are as follows:

                                           For the Years Ending
                                               September 30,
                                         ------------------------
                                       1997           $  7,858,829
                                       1998              1,494,339
                                       1999              4,496,695
                                       2000                371,931
                                       2001             12,893,322
                                       Thereafter       13,065,296
                                                      ------------
                                                      $ 27,229,665
                                                      ============

The senior convertible debentures issued July 1994 are convertible at the option of the holder into shares of common stock equal to the principal amount of each bond (or in $1,000 increments) divided by a $5.65 conversion price subject to adjustment in certain circumstances. The indenture requires the Company to maintain key man life insurance policies on two executives in an amount equal to the redemption value of the bonds naming the trustee as beneficiary on behalf of the bond holders. The senior convertible debentures prohibit the Company from paying or making within any 12-month period dividends or distributions on its Common Stock having a value in excess of 50% of the consolidated net income of the Company, unless each holder of the senior convertible debentures receives an amount equal to its pro rata portion of the dividend or distribution (on an as-converted into Common Stock basis).
Effective December 1, 1995, the Company entered into additional agreements with the holders of the 12% senior convertible debentures, whereby the Company sold an additional $1,500,000 of debentures on generally the same terms and conditions as those previously issued. The new debentures bear interest at 12%, payable semiannually in June and December, are convertible into common stock at the rate of $5.00 per share and become due and payable on December 1, 1997.

The terms of the revolving line of credit require TTI to restrict capital expenditures to certain agreed upon levels, maintain specified debt to net worth and fixed charge coverage ratios, limit the amount of its contingent liabilities and maintain agreed upon levels of working capital and tangible net worth. Furthermore, the terms of the revolving line of credit prohibit loans or advances from TTI to the Company and limit dividends from TTI to the Company to $580,000 per year. The Company has guaranteed all obligations under TTI's revolving line of credit. Availability under the line of credit at September 30, 1995 amounted to $4,800,000.

10.  STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 50,000,000 authorized shares of $.01 par value preferred stock with the rights and preferences as designated by the Board of Directors. Series A, B, C, D, E, A-2 and A-5 of Preferred Stock are authorized for issuance of 375,000, 300,000, 300,000, 600,000, 1,425,000,

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

750,000 and 750,000 shares of preferred stock, respectively. All shares of preferred stock designated above have a redemption value of $10 per share, are noncumulative at the annual rate of 5% of the redemption value, are convertible at the option of the holder into 20, 10, 5, 2-1/2, 1, 2 and 2 shares of restricted common stock, respectively, have a liquidation preference of $10 per share and are callable by the Company at 105% of the redemption value.

Series A-2 preferred shares are entitled to two votes per share on all matters on which the holders of common stock have one vote per share. No other series of preferred shares have voting rights.

During November 1995, the Company, in a transaction with an unrelated corporation, sold 250,000 shares of newly-designated Series A-3 Preferred Stock for $2,500,000 cash. The designations of the Series A-3 stock are similar to those of other series of preferred stock, except that Series A-3 preferred stock has voting rights, is entitled to cumulative annual dividends of 12% and is convertible into 2 shares of common stock (subject to adjustment in certain circumstances.) The Company also entered into an agreement with an associate of the aforementioned corporation to provide consulting services to the Company over a 36-month period. The consideration for such services was the grant of options to purchase 357,143 shares of common stock at $3.50 per share (the fair market value at the date of grant) plus hourly fees and expenses.

Stock Options to Officers, Directors and Employees

In April 1991, the Board of Directors granted to certain officers and directors options covering 175,000 shares of the Company's common stock at an exercise price of $.50 per share. Such options are exercisable in cumulative annual increments of 33% following the first anniversary from the date of grant and expire five years after the date of grant.

During July 1993 and March 1994, the Board of Directors granted to certain officers and directors options to purchase 650,000 shares at option prices of $.75 (600,000 shares) and $5.25 (50,000 shares) per share, respectively, which were equal to the fair value at the date of grant. The options are exercisable in whole or in part and expire five years from the date of grant.

Under the terms of the 1994 Employee Stock Option Plan adopted by the Board of Directors in March 1994, the Company has reserved a total of 500,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and nonqualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Option transactions pursuant to the above plans during the three years ended September 30, 1995 are summarized as follows:

                                             Number of        Exercise         Shares
                                               Shares           Price        Exercisable
                                            -----------      ----------     -------------
  Outstanding, September 30, 1992             202,900         $.50-2.50          86,233
    Granted                                   293,000               .75               -
    Exercised                                       -                 -               -
    Cancelled                                (127,900)                -               -
                                            ---------
  Outstanding, September 30, 1993             368,000          .50-2.50         359,667
    Granted                                   357,000          .75-5.25               -
    Exercised                                (232,000)              .75               -
    Cancelled                                       -                 -               -
                                            ---------
  Outstanding, September 30, 1994             493,000          .50-5.25         493,000
    Granted                                         -                 -               -
    Exercised                                       -                 -               -
    Cancelled                                       -                 -               -
                                            ---------
  Outstanding, September 30, 1995             493,000         $.50-5.25         493,000
                                            =========         =========       =========

Stock Options-Others

During March 1993, the Company entered into an agreement with an unrelated corporation to obtain, over a twelve-month period, consultation and assistance relative to various corporate matters. As consideration for the services to be obtained thereunder, the Company granted the consulting organization an option to purchase 250,000 shares of the Company's common stock at an exercise price of $.50 per share; such option was exercised in April 1993 by the reissuance of 250,000 shares of treasury stock for $125,000 cash.

In July 1993, the Company entered into a similar agreement with an unrelated corporation to obtain, over a five-year period, services related to the finding and evaluation of potential acquisition targets. In consideration thereof, the Company granted the consulting organization an option to purchase 500,000 shares of the Company's common stock at an exercise price of $.50 per share. The fair value of the common stock at date of grant was $.75 per share; accordingly, the Company valued the option at $125,000. The option was exercised in September 1993 and the Company received cash proceeds of $250,000.

In July 1993, the Company entered into an agreement with an unrelated individual to obtain, over a five-year period, services related to the finding and evaluation of potential acquisition targets. In consideration thereof the Company granted the individual an option to purchase 400,000

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

shares of the Company's common stock at an exercise price of $.875 per share, the fair value at the date of grant. The option was exercised during the year ended September 30, 1994.

The Pyrenees Option

In October 1992, the Company's Board of Directors authorized the issuance to the Pyrenees Group, or its assigns, options to purchase up to 1,000,000 shares of convertible preferred stock for $10 per share. The options were issued subject to approval by the Company's shareholders and were approved and ratified at the Company's Annual Meeting held May 31, 1994. Pyrenees, a private investment firm in which certain executive officers of the Company are affiliated and have ownership positions, was granted these options as consideration for the sale to the Company of its collected due diligence materials for acquisitions Pyrenees was contemplating, which were to be used by the Company in its own previously announced acquisition program. The options, covering Series A, B, C, D and E Preferred Stock, are summarized as follows:

                         Preferred      Conversion        Common
              Series       Shares          Price          Shares
             ---------   ---------      ----------       --------
              A           125,000         $  .50        2,500,000
              B           100,000           1.00        1,000,000
              C           100,000           2.00          500,000
              D           200,000           4.00          500,000
              E           475,000          10.00          475,000
                        ---------                       ---------
                        1,000,000                       4,975,000
                        =========                       =========

In fiscal 1994, the Pyrenees Group exercised options with respect to the Series A and Series B Preferred Stock through the issuance of two 7% demand notes in an aggregate amount of $2,250,000, collateralized by the shares issued; such notes were reflected as a reduction in the stockholders' equity accounts in the accompanying consolidated balance sheet as of September 30, 1994. In fiscal 1995, the Pyrenees Group exercised the Series C option through an additional demand note bearing interest at 7% and collateralized by the shares issued. On May 5, 1995 in conjunction with the acquisition of Overhill Farms, Pyrenees paid $4,000,000 to IBM on the Company's behalf. Of this amount, $2,992,000 represented repayment of the 7% notes with the excess, $1,008,000, representing a temporary advance by Pyrenees to the Company. This amount plus other payments made by Pyrenees resulted in a temporary advance of $1,153,000 at September 30, 1995. During fiscal 1995, Pyrenees converted Series A, B and C Preferred Stock into common stock. Subsequent to September 30, 1995, Pyrenees exercised the Series D option through an additional 7% note in the amount of $2,000,000; such preferred shares were then converted into common stock.

The Company recognized a non-recurring, non-cash charge for the fair value of the Pyrenees options as of the date of approval by the shareholders. The fair value of the options, as determined by an independent valuation firm, amounted to $1,400,000; such amount was recorded as a non-cash charge against income with a corresponding credit to paid-in capital.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Warrant to Purchase Common Stock of Subsidiary

The warrant to purchase common stock of subsidiary issued in connection with the $13 million subordinated debt described in Note 9 provides that the warrant holders may purchase shares of the Company's Overhill subsidiary (representing 22.5% of its common stock) at any time over a ten year period which ends May 5, 2005 for a nominal exercise price of $100. The warrant holders also have the option to "put" the warrants to the Company any time after the warrant's fifth anniversary at a "put" price based upon the higher of fair market, book or appraised value of the subsidiary. The "put option" is exercisable anytime after May 5, 2000 or immediately, if the subsidiary experiences a change in control or merges with another unaffiliated company. Additionally the Company has the option of "calling" the outstanding warrants for cash anytime after May 5, 2001. The "call" price is determined using the same formula as provided for determining the warrant's "put" price.

In order to account for the obligation associated with the warrant's "put" feature, the Company estimated the fair value of the warrants to be $900,000 at the date of issuance. This amount was discounted at 12% for a five-year period which resulted in a $495,405 liability and related debt discount on the senior subordinated note being recorded for the warrant's "put" feature at the date of issuance. In order to account for changes in the estimated warrant liability, the Company periodically estimates the fair value of the Overhill common stock and accretes the warrant liability accordingly through a charge to earnings.

11. INCOME TAXES

Income tax expense (benefit) consists of the following:

                                          For the Years Ended
                                             September 30,
                                       1995       1994       1993
                                     --------   --------   --------
   Current:
    Federal                          $111,589   $      -   $129,000
    State                             414,289    127,000     20,000

   Deferred:
    Federal                          (449,651)   (94,000)    57,000
    State                                   -    (16,000)     9,000
                                     --------   --------   --------
   Total income taxes                $ 76,227   $ 17,000   $215,000
                                     ========   ========   ========

The effective tax rate on earnings (loss) before income tax charges (benefits) was different than the federal statutory tax rate. The following summary reconciles the federal statutory tax rate with the actual effective rate:

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                     For the Years Ended
                                                         September 30,
                                                  1995    1994     1993
                                                 ------  ------   ------
Effective statutory tax expense (benefit) rate     34.0%  (34.0%)   34.0%
 Increase (decrease) in effective tax rate
  resulting from:
    State taxes, net of federal tax benefit         7.7     9.0      1.9
    Officer life insurance premiums,
      amortization of goodwill                      6.7     6.5      1.9
      Exercise of stock options                       -   (10.2)   (16.7)
      Limitation on utilization of net
      operating losses                                -    30.0        -
    Utilization of net operating losses           (31.9)      -        -
    Change in valuation allowance                 (14.2)      -        -
    Other                                          (0.2)      -        -
                                                 ------  ------   ------
    Effective tax expense rate                      2.1%    1.3%    21.1%
                                                 ======  ======   ======

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


The Financial Accounting Standards Board (FASB) adopted Statement No. 109, "Accounting for Income Taxes," which significantly changes prior practice by requiring among other things, a liability approach to calculating deferred income taxes. As stated in Note 2, the Company adopted FASB Statement No. 109 effective October 1, 1993. The implementation of FASB Statement No. 109 resulted in a credit of $305,000 from the cumulative effect of this accounting change. The components of deferred tax balances as of September 30, 1995 and 1994 are summarized as follows:

                                                   1995          1994
                                                ----------    ----------

Deferred tax assets:
 Allowance for doubtful accounts                $  209,628    $  297,000
 Inventory                                         459,231        32,000
 Accrued expenses                                  192,812             -
 Deferred sales                                     62,080             -
 Net operating loss carryforwards                   69,232     1,824,000
 AMT credit carryforwards                           69,945             -
                                                ----------    ----------
   Deferred tax assets                           1,062,928     2,153,000

Valuation allowance                                      -    (1,560,000)
                                                ----------    ----------
 Net deferred tax assets                         1,062,928       593,000
                                                ----------    ----------
Deferred tax liabilities:
 Purchase accounting adjustments                         -      (472,000)
 Stock option exercises                            (27,572)     (149,000)
 Prepaid expenses                                 (216,501)            -
 Intangibles                                      (296,357)            -
 Other                                             (43,178)            -
 Depreciation                                     (112,668)      (55,000)
                                                ----------    ----------
  Deferred tax liabilities                        (696,276)     (676,000)
                                                ----------    ----------
  Net deferred tax asset (liability)            $  366,652    $  (83,000)
                                                ==========    ==========

The Company has unused net operating losses available for carryforward approximating $173,000 expiring in 2009. Additionally, the Company has alternative minimum tax credit carryforwards of $69,945.

Under section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards may be delayed or permanently lost if there has been a cumulative change in ownership during the past three years of more than 50%. Based on Proposed Treasury Regulations, the Company believes there was an ownership change during the fiscal year ended September 30, 1994; therefore there is an annual limitation on the amount of net operating loss carryforwards that can be utilized.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

The decrease in the valuation allowance during fiscal year 1995 was due to the utilization of net operating loss carryforwards and a change in judgement about the realizability of the related deferred tax asset in future years.


12.  COMMITMENTS AND CONTINGENCIES

Commitments

Future minimum lease payments for all operating leases at September 30, 1995 are as follows:

                                        For the Years Ending
                                            September 30,
                                        --------------------
                  1996                       $1,138,858
                  1997                        1,046,024
                  1998                          941,401
                  1999                          532,675
                  2000                           68,830
                  Thereafter                          -
                                             ----------
                                             $3,727,788
                                             ==========

Certain of the leases provide for renewal options for periods from 1998 to 2005 at substantially the same terms as the current leases.

Rent expense, including monthly equipment rentals, was approximately $893,000, $190,000 and $146,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

The Company's subsidiary, TTI relies on two suppliers for the majority of their new units and parts. As of September 30, 1995, TTI had commitments to purchase inventory amounting to $6,160,000.

TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 1995 the Company's guarantees totalled $8,034,178. The Company receives a fee, in the form of interest participation on certain of the notes upon which it is contingently liable. This fee is recognized as interest income by the Company and is usually held by the institution to meet reserve requirements. Company funds held in escrow by the lenders of $916,275 at September 30, 1995 are included in the balance sheet as restricted cash and are fully offset by a reserve for credit guarantees.

TTI has an interest in two partnerships. The total investment in these partnerships at September 30, 1995 of $297,556 is included in other assets. TTI guarantees the debt of these partnerships. The amount guaranteed at September 30, 1995 of $557,552 is collateralized by accounts

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

receivable, inventory, equipment, buildings and real estate.

Contingencies

On February 28, 1995 a class action lawsuit was filed in the United States District Court for the Eastern District of New York against the Company and certain officers seeking at least $15 million in damages plus an unspecified amount for plaintiffs' costs. The suit claims, among other things, that the Company and the officers were responsible for artificially inflating the market price of the Company's common stock during the period of October 26, 1993 through January 15, 1995. The New York court has transferred venue of the suit to the United States District Court for the Northern District of Texas. The Company intends to defend these allegations vigorously and does not expect the outcome of this matter to have a material impact on the Company's financial position or results of operations.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


13.  RELATED PARTY TRANSACTIONS

Effective January 1, 1993, the Company was charged $12,500 per month by a company controlled by Paul A. Tanner, an executive officer and director of the Company, for its use of corporate facilities, office furniture, equipment and supplies, and related office, clerical and management expenses. These monthly charges were accrued by the Company from January 1993 to September 1993. Following the Company's acquisition of DPPI (See Note 3) in October 1993, this arrangement was terminated and $112,500 that had accrued as of September 1993 was paid in full.

During the year ended September 30, 1993, the Company had purchases of inventories for resale amounting to $474,000 from the company controlled by Mr. Tanner. During the fiscal year ended September 30, 1994, because the Company elected not to fully develop the business for which these inventories were originally purchased, Mr. Tanner agreed to repurchase the unsold balance of inventories, at no gain or loss to the Company, in consideration of a 7% promissory note in the amount of $369,350, which was payable on September 30, 1995. This note, together with accrued interest was refinanced in connection with the issuance of the promissory note described below.

During fiscal 1994, the Company made aggregate non-interest bearing cash advances to Mr. Tanner in the amount of approximately $282,000. At September 30, 1994, Mr. Tanner had repaid $150,000 of such advances. During fiscal 1995, following the repayment of the unpaid 1994 advances, additional advances amounting to approximately $63,000 were made to Mr. Tanner which were unpaid at September 30, 1995. Subsequent to September 30, 1995, additional

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

amounts were advanced to or on behalf of Mr. Tanner which aggregated approximately $1.5 million.

Effective December 8, 1995, the unpaid balance of the 7% promissory note (plus interest) referred to above plus the unpaid advances referred to in the preceding paragraph were refinanced by Mr. Tanner through the issuance of a 12% demand note in the principal amount of $2,000,872.

Other assets include an insurance premium receivable of $432,006 representing insurance premiums paid by TTI on behalf of Harold Estes, President and former owner of TTI.

In February 1994, a company owned by Harold Estes, loaned DPPI $350,000 to pay a previous mortgage on the Company's principal executive offices. The outstanding principal and interest on this loan was $363,347 as of May 25, 1994, when such loan was paid in full by the Company.

In connection with the purchase of TTI, the Company acquired a note receivable from an officer. The note is secured by marketable securities, payable within one year and bears interest at 3.96%. As of September 30, 1995 the balance outstanding was $368,642.

Upon the resignation of Paul Stevens from the Board of Directors and as President of PIC in October 1993, the Company and Mr. Stevens entered into an agreement whereby Mr. Stevens was to provide consulting services to PIC in consideration for (1) the issuance of 7,500 shares of Series A Preferred Stock, valued at $75,000 and convertible into 150,000 shares of restricted common stock, and (2) a monthly retainer of $12,500 cash for a 5-year period. This agreement was terminated in September 1994, whereby Mr. Stevens agreed to waive all remaining cash payment requirements and the Company agreed to register the common stock underlying Mr. Stevens Series A Preferred Stock and to cancel stock subscriptions receivable from Mr. Stevens in the amount of $30,000. The Company's expense for the year ended September 30, 1994 amounted to approximately $200,000 as a result of this consulting contract and its subsequent termination.

During 1993, the Company sold certain finished goods inventories, which had a carrying value of zero, and a note receivable to a company controlled by Mr. Stevens in exchange for a promissory note of approximately $468,000. During the year ended September 30, 1992, the Company recognized a loss of $100,000 on the note receivable sold to Mr. Stevens. The promissory note is payable in quarterly installments of $21,075 plus interest.

As discussed in Note 10, the Company, at September 30, 1995, was obligated to the Pyrenees Group for $1,153,000. Subsequent to year end, the Company, after repayment of this amount, made additional cash advances to Pyrenees amounting to $1,514,500.

See Note 10 for discussion of options granted to the Pyrenees Group, a related party.

See Notes 3 and 8 for discussion of note payable to Harold Estes.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


14.  GAIN ON SALE OF INSTALLMENT NOTES

In September 1993, the Company acquired from Texas Timberjack, Inc. prior to its acquisition certain installment notes in exchange for $452,000 cash. The Company subsequently sold the notes, without recourse, to another unrelated party for $979,500, recognizing a gain of $527,500. This transaction was prior and unrelated to the TTI transaction disclosed in Note 3.


15.  PROFIT SHARING PLAN

In 1986, prior to acquisition by the Company, TTI adopted a profit sharing plan. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the president and controller of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the year ended September 30, 1995 was $211,000 and for the period from acquisition through September 30, 1994 was approximately $45,000.


16.  SALE OF SUBSIDIARY

The Company, during February 1995, entered into a transaction whereby it exchanged 100% of the common stock of Taylor-Built Industries, Inc., a wholly owned subsidiary, for 200,000 shares of restricted common stock of Optimax, Inc., a publicly held company. No gain or loss was recognized on this transaction.


17.  INFORMATION BY INDUSTRY SEGMENT

The Company's industry segments are outlined below.

Transformer Manufacturing

The transformer manufacturing segment manufactures and sells custom designed transformer and communication filters. Customers are primarily defense contractors or defense contractor suppliers in the Mid-Atlantic and Northeastern regions of the United States.

Computer Sales and Service

The computer sales and service segment assembles and sells personal computers and provides systems setup and hardware maintenance services. Customers serviced range from individuals

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

to large corporations. Subsidiaries included in the segment are Network America, Inc., in Tulsa, Oklahoma; Letronix and Computer System Concepts in Queens, New York; PC Repair in Sarasota, Florida and Micro Configurations Inc., in Brooklyn, New York.

Forestry

The Forestry segment sells, finances, and repairs timber and logging equipment in East Texas and Western Louisiana. Customers range from small logging operations to large integrated paper mills.

Food

The food segment produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties primarily for customers in the airline, restaurant and weight loss industries.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                                              September 30, 1995
                                                    ------------------------------------------------------------------------
                                                                                                 Computer
                                                                                 Transformer     Sales and
                                                       Food         Forestry    Manufacturing     Service        Totals
                                                    ------------  ------------  -------------  ------------  ---------------
Net Sales:
Sales to unaffiliated customers                     $40,395,326    $42,778,102   $3,602,678    $15,259,366    $102,035,472
                                                    ===========    ===========   ==========    ===========    ============

Operating profit and earnings
 before income taxes
 extraordinary items and cumulative
 effect of accounting changes:
Operating profit                                    $ 2,707,773    $ 4,691,322   $  302,512    $   548,601    $  8,250,208
                                                    ===========    ===========   ==========    ===========

General corporate expenses                                                                                      (1,498,507)
Interest and other income                                                                                          592,055
Interest expense                                                                                                (3,791,059)
                                                                                                              ------------
Income before income taxes                                                                                    $  3,552,697
                                                                                                              ============
Identifiable assets:
Segment assets                                      $38,991,764    $34,423,387   $2,988,017    $ 7,149,085    $ 83,552,253
                                                    ===========    ===========   ==========    ===========
Corporate assets                                                                                                 4,606,610
                                                                                                              ------------
    Total assets                                                                                              $ 88,158,863
                                                                                                              ============
Capital expenditures:
Segment                                             $   133,118    $   590,052   $   68,729    $   157,408    $    949,307
                                                    ===========    ===========   ==========    ===========
Corporate                                                                                                           26,576
                                                                                                              ------------
Total capital expenditures                                                                                    $    975,883
                                                                                                              ============
Depreciation and amortization:
Segment                                             $   857,813    $   559,872   $   69,321    $   322,767    $  1,809,773
                                                    ===========    ===========   ==========    ===========
Corporate                                                                                                          125,786
                                                                                                              ------------
Total depreciation and amortization                                                                           $  1,935,559
                                                                                                              ============

The Company's food group had sales to a single customer in fiscal 1995 which comprised approximately 15% percent of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1995.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                                  September 30, 1994
                                                ------------------------------------------------------
                                                                                 Computer
                                                               Transformer      Sales and
                                                 Forestry      Manufacturing     Service       Total
                                                ----------     -------------   -----------    --------
Net Sales:
Sales to unaffiliated customers                 $11,154,096     $3,516,730     $10,299,578   $24,970,404
                                                ===========     ==========     ===========   ===========
Operating profit and earnings
 before income taxes
 extraordinary items and cumulative
 effect of accounting changes:
Operating profit                                $   876,257     $  216,401     $   466,322   $ 1,558,980
                                                ===========     ==========     ===========
 General corporate expenses                                                                   (1,203,598)
 Non-recurring charge related
 to the grant of stock options                                                                (1,400,000)
 Interest and other income                                                                       125,730
 Interest expense                                                                               (447,987)
                                                                                             -----------
 Loss before income taxes, extraordinary
 item and cumulative effect of accounting
 change                                                                                      $(1,366,875)
                                                                                             ===========
Identifiable assets:
 Segment assets                                 $24,868,598     $3,910,465     $ 6,311,229   $35,090,292
                                                ===========     ==========     ===========
 Corporate assets                                                                              2,884,657
                                                                                             -----------
   Total assets                                                                              $37,974,949
                                                                                             ===========
Capital expenditures:
 Segment                                        $    61,670     $   20,749     $   151,812   $   234,231
                                                ===========     ==========     ===========
 Corporate                                                                                       113,290
                                                                                             -----------
   Total capital expenditures                                                                $   347,521
                                                                                             ===========
Depreciation and amortization:
 Segment                                        $   128,470     $  109,072     $   182,979   $   420,521
                                                ===========     ==========     ===========
 Corporate                                                                                        76,993
                                                                                             -----------
   Total depreciation and amortization                                                       $   497,514
                                                                                             ===========

No customer accounted for more than 10% of the Company's consolidated sales in fiscal 1994

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                       September 30, 1993
                                          -------------------------------------------
                                                             Computer
                                           Transformer      Sales and
                                          Manufacturing       Service         Total
                                          -------------    -------------   ----------
Net Sales:
Sales to unaffiliated customers            $2,951,155       $4,375,194     $7,326,349
                                           ==========       ==========     ==========
Operating profit and earnings
 before income taxes and
 extraordinary items:
Operating profit                           $  547,630       $  466,876     $1,014,506
                                           ==========       ==========
 Gain on installment notes (Note 14)                                          527,500
 General corporate expenses                                                  (418,053)
 Interest expense                                                             (56,378)
                                                                           ----------
Earnings before income taxes and
extraordinary items                                                        $1,067,575
                                                                           ==========
Identifiable assets:
 Segment assets                            $3,810,025       $4,049,357     $7,859,382
                                           ==========       ==========
 Corporate assets                                                           1,174,313
                                                                           ----------
  Total assets                                                             $9,033,695
                                                                           ==========
Capital expenditures:                      $   11,229       $   23,315     $   34,544
                                           ==========       ==========     ==========
Depreciation and amortization:
 Segment                                   $  200,604       $    6,789     $  207,393
                                           ==========       ==========
 Corporate                                                                      6,085
                                                                           ----------
  Total depreciation and amortization                                      $  213,478
                                                                           ==========

  For the year ended September 30, 1993, approximately 17% of the Company's sales were to a single customer, which is a supplier to various branches of the U.S. Government, all of which were made through the transformer segment.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


18.  QUARTERLY FINANCIAL DATA (Unaudited)

                                       For the Year Ended September 30, 1995
                             --------------------------------------------------------
                              December 31     March 31      June 30     September 30
                             -------------  -----------   -----------  --------------
  Net revenues                $12,611,165  $13,831,411    $33,633,241    $41,959,655
  Gross profit                  3,064,609    3,034,572      6,285,021      7,595,633
  Operating income                877,489    1,005,637      2,151,530      2,717,045

  Net income                  $   574,354  $   604,974    $   917,461    $ 1,188,810
                              ===========  ===========    ===========    ===========
  Income per common
    share:
    Net income                $       .05  $       .05    $       .07    $       .09
                              ===========  ===========    ===========    ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



18.  QUARTERLY FINANCIAL DATA (Unaudited)

                                              For the Year Ended September 30, 1994
                                    ------------------------------------------------------
                                      December 31   March 31     June 30    September 30
                                      -----------  ----------   ---------   ------------
Net sales                             $3,722,093  $3,482,599  $ 4,837,293    $12,928,419

Gross profit                           1,070,197     971,372    1,015,160      1,943,440

Operating income (loss)                  310,046     184,250       94,812      (233,726)

Income (loss) before
 extraordinary item and
 cumulative effect of
 accounting change                       282,643     158,832   (1,325,688)     (499,662)
 Extraordinary item-early
  extinguishment of debt                                                          62,120
 Cumulative effect of
  change in method of
  accounting for taxes                   305,000           -            -              -
                                      ----------  ----------  -----------    -----------
  Net income (loss)                   $  587,643  $  158,832  $(1,325,688)   $  (437,542)
                                      ==========  ==========  ===========    ===========
  Income (loss) per common
   share:
  Before extraordinary item
   and cumulative effect of
   accounting change                  $      .05  $      .03  $      (.24)   $      (.09)
   Extraordinary item                                                                  .01
   Cumulative effect of
   change in method of
   accounting for taxes                      .05           -            -              -
                                      ----------  ----------  -----------    -----------
  Net income (loss)                   $      .10  $      .03  $      (.24)   $      (.08)
                                      ==========  ==========  ===========    ===========

Quarterly per share data does not total to annual amounts reported due to the weighting of common stock equivalents and the changes in the Company's capital structure during the year. Amounts reported for the quarter ended June 30, 1994 have been restated from those included in Form 10-QSB for such quarter to eliminate antidilutive common stock equivalents from the computation of loss per share and to adjust the consideration in connection with the purchase of the Register-Mate assets.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             Summary Balance Sheet
                               September 30, 1995



Cash                                                       $     2,193
Receivables from related parties                               369,350
Receivable from subsidiaries                                 2,259,115
Prepaid expenses and other                                     531,642
                                                           -----------
  Total current assets                                       3,162,300

Property and equipment                                       1,742,275
  Less-Accumulated depreciation                               (102,817)
                                                           -----------
                                                             1,639,458
Other assets (principally investment in
   and amounts due from wholly-owned
    subsidiaries)                                           34,876,272
                                                           -----------
                                                           $39,678,030
                                                           ===========
Note payable and accrued interest
    to related party                                       $11,100,000
Accounts payable                                               858,476
Accrued expense                                                343,878
Due to affiliated party                                      1,153,000
Current maturities of long term debt                            80,398
                                                           -----------
  Total current liabilities                                 13,535,752
                                                           -----------

Deferred income taxes                                          154,508
Long term debt, net                                          4,850,427
                                                           -----------
  Total liabilities                                         18,540,687

Stockholders' equity:
Common stock                                                   126,220
Additional paid in capital                                  22,106,606
Retained earnings                                           (1,095,483)
                                                           -----------
  Total stockholders' equity                                21,137,343
                                                           -----------
                                                           $39,678,030
                                                           ===========


                        See note to condensed financial
                           information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          Summary Statement of Income
                     For the Year Ended September 30, 1995


Net revenues                                              $      -
Cost of sales                                                    -
                                                          -----------
Gross Profit                                                     -

Selling general and administrative expenses                 1,498,508
                                                          -----------
Operating income (loss)                                    (1,498,508)

Other income (expense)
 Interest income                                             (127,145)
 Interest expense                                           1,877,883
                                                          -----------
Total other income                                          1,750,738

Income (loss) before income taxes                          (3,249,247)
Income taxes (benefit)                                     (2,133,986)
                                                          -----------
                                                           (1,115,261)
Equity in net income of subsidiaries                        4,400,860
                                                          -----------
Net income                                                $ 3,285,599
                                                          ===========

                        See note to condensed financial
                           information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        Summary Statement of Cash Flows

Cash flow provided by operating activities:
  Net income (loss)                                            $ 3,285,599
Adjustments to reconcile net income (loss)
  to net cash provided by  (used in) operating activities:
     Depreciation and amortization                                 125,786
      Issuance of common stock for accrued interest
       payable on convertible subordinated debentures                9,120
    Imputed interest on TTI acquisition note                        66,225
    Deferred income tax                                            293,616
    Increase (decrease) in, net of effects of acquisitions:
    Receivables from subsidiaries                               (1,941,392)
    Prepaid expenses and other                                    (423,523)
     Accounts payable and other                                    710,920
     Accrued expenses and other                                  1,279,321
                                                               -----------
Net cash used in operating activities                            3,405,672

Cash flows used in investing activities:
   Notes receivable                                                132,000
   Capital expenditures                                            (26,576)
   Investment in Overhill Farms, Inc.                           (4,000,000)
   Other assets                                                 (3,770,824)
                                                               -----------
    Net cash used in investing activities                       (7,665,400)

Cash flows provided by financing activities:
  Payments on notes payable                                       (160,104)
  Due to affiliated party                                        1,153,000
  Principal collections on Pyrenees
   notes receivable                                              3,250,000
  Common stock issuance costs                                     (132,001)
                                                               -----------
Net cash provided by financing activities                        4,110,895
                                                               -----------
Net decrease in cash                                              (148,833)
Cash - beginning of year                                           151,026
                                                               -----------
Cash - end of year                                             $     2,193
                                                               ===========

                        See note to condensed financial
                           information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note A - Basis of Presentation

In the parent company only financial statements, the company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

The Company filed under the SB regulations for fiscal 1994 and 1993 and was not required to complete Schedule I. Accordingly, the condensed financial statements for these years have been omitted.

                             POLYPHASE CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


For the Three Years in the Period Ended September 30, 1995


Column A                                  Column B   Column C   Column D     Column E   Column F
--------------------------------------------------------------------------------------------------
                                         Balance at  Charged to                         Balance at
                                         beginning   costs and                          end of
Classification                           of period   expenses   Deductions   Other      period
--------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

  Year ended September 30, 1995          $ 580,251   $  73,446  $ (146,892)  $  --      $ 506,805
                                         =========================================================



Note: The Company filed under the SB regulations for fiscal 1994 and 1993 and was not required to complete Schedule II. Accordingly, the Valuation and Qualifying Accounts for these years have been omitted.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POLYPHASE CORPORATION



By:   /s/ Paul A. Tanner                            January 11, 1996
     -----------------------------
      Paul A. Tanner, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /s/ Paul A. Tanner                                 January 11, 1996
------------------------------------
Paul A. Tanner
President and Chief Executive
Officer, Chairman of the
Board and Director
(Principal Executive Officer)



 /s/ James Rudis                                    January 11, 1996
-------------------------------------
James Rudis
Executive Vice President
and Director



 /s/ William E. Shatley                             January 11, 1996
---------------------------------
William E. Shatley
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)


 /s/ Michael F. Buck                                January 11, 1996
-----------------------------------
Michael F. Buck
Director



 /s/ George R. Schrader                             January 11, 1996
--------------------------------
George R. Schrader
Director