Form 10-Q
period 1995-12-31
POLYPHASE CORP
filed 1996-02-20
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

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

                                (214) 732-0010
             (Registrants's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X       No
      ---------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               13,121,966
                                                --------------------------------
                                                Outstanding at February 13, 1996

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1995

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                       Page No.
-----------------------------                                       --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   December 31, 1995 and September 30, 1995                            2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  December 31, 1995 and 1994                                           4

Consolidated Condensed Statements of
  Cash Flows for the Three Months Ended
  December 31, 1995 and 1994                                           5

Notes to Consolidated Condensed Financial Statements                   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       10


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                             12

Item 6. Exhibits and Reports on Form 8-K                              12

Signature Page                                                        13

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                   December 31,    September 30,
                                                   ------------    -------------
                                                      1995              1995
                                                   ------------    -------------
Current assets:
 Cash                                               $   951,054    $ 3,275,068
 Receivables, net  of allowance for doubtful
  accounts of $501,035 and $506,805
   Trade accounts                                     8,755,827     11,602,628
   Current portion of sales contracts                 6,338,262      6,973,101
   Notes receivable                                   1,042,459      1,215,389
   Related parties                                    3,884,014        737,992
 Inventories                                         29,211,314     26,007,672
 Prepaid expenses and other                           2,246,243      1,836,150
                                                    -----------    -----------
    Total current assets                             52,429,173     51,648,000
                                                    -----------    -----------

Property and equipment:
 Land                                                   505,000        505,000
 Buildings and improvements                           3,639,733      3,641,470
 Machinery, equipment and other                       8,045,078      7,932,882
                                                    -----------    -----------
                                                     12,189,811     12,079,352
 Less-Accumulated depreciation                        3,172,098      2,761,966
                                                    -----------    -----------
                                                      9,017,713      9,317,386
                                                    -----------    -----------
Other assets:
 Noncurrent receivables
   Sales contracts                                    2,982,712      3,281,459
   Notes receivable                                     358,268        368,106
 Excess of cost over fair value of net assets
   of businesses acquired, net of accumulated
   amortization of $1,287,122 and $1,037,734         19,124,746     19,374,134
 Other intangible assets                              2,006,106      2,021,652
 Restricted cash                                        917,670        916,275
 Other                                                  320,687      1,231,851
                                                    -----------    -----------
                                                     25,710,189     27,193,477
                                                    -----------    -----------
                                                    $87,157,075    $88,158,863
                                                    ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,    September 30,
                                                   ------------    -------------
                                                       1995            1995
                                                   ------------    -------------

Current liabilities:
 Notes payable                                     $ 8,862,366     $11,130,056
 Note payable to related party                      11,200,000      11,100,000
 Accounts payable                                    7,638,692       8,007,727
 Accrued expenses and other                          3,902,403       3,771,715
 Advances from related party                               -         1,153,000
 Current maturities of long-term debt                1,653,208       2,589,077
                                                   -----------     -----------
    Total current liabilities                       33,256,669      37,751,575

Long-term debt, less current maturities             27,303,927      27,229,665
Reserve for credit guarantees                          917,670         916,275
Deferred income taxes                                  437,729         437,729
                                                   -----------     -----------
    Total liabilities                               61,915,995      66,335,244
                                                   -----------     -----------


Warrants to purchase common stock
 in subsidiary                                         843,941         686,276

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    250,000 shares and none, respectively                2,500             -
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   13,121,966 and 12,621,966 shares, respectively      131,220         126,220
 Paid-in capital                                    26,599,106      22,106,606
 Accumulated deficit                                  (335,687)     (1,095,483)
 Notes receivable                                   (2,000,000)            -
                                                   -----------     -----------
   Total stockholders' equity                       24,397,139      21,137,343
                                                   -----------     -----------

                                                   $87,157,075     $88,158,863
                                                   ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  For the Three Months Ended
                                                         December 31,
                                                  --------------------------
                                                     1995           1994
                                                  -----------    -----------
Net revenues                                      $37,497,289    $12,611,165

Cost of sales                                      29,919,060      9,546,556
                                                  -----------    -----------

Gross profit                                        7,578,229      3,064,609

Selling, general and administrative expenses        4,622,589      2,187,120
                                                  -----------    -----------


Operating income                                    2,955,640        877,489
                                                  -----------    -----------


Other income (expenses):

 Interest expense                                  (1,573,736)      (468,557)
 Interest income and other                             99,694        185,422
                                                  -----------    -----------


  Total other income (expenses)                    (1,474,042)      (283,135)
                                                  -----------    -----------


Income before income taxes and
  warrant accretion                                 1,481,598        594,354

Income taxes                                          526,637         20,000
                                                  -----------    -----------
                                                      954,961        574,354
Accretion of common stock purchase warrants
 of subsidiary                                        157,665            -
                                                  -----------    -----------

Net income                                            797,296        574,354

Dividends on preferred stock                          (37,500)           -
                                                  -----------    -----------

Net income attributable to common stockholders    $   759,796    $   574,354
                                                  ===========    ===========

Weighted average common and common
  equivalent shares                                13,584,484     12,707,900
                                                  ===========    ===========

Net income per common share                       $       .06    $       .05
                                                  ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  For the Three Months Ended
                                                         December 31,
                                                  ---------------------- -----
                                                      1995            1994
                                                  ------------    ------------

Cash flow provided by operating activities:
 Net income                                       $   797,296     $   574,354
Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                       690,843         253,177
  Provision for doubtful accounts                      (5,770)        (63,980)
  Accretion of warrants to purchase common stock
     of subsidiary                                    157,665             -
  Dividends on Series A-3 Preferred Stock             (37,500)            -
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable          3,599,054          98,437
   Inventories                                     (3,203,642)     (1,364,004)
   Prepaid expenses and other                         501,071        (261,739)
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                                  (369,035)     (1,073,690)
   Accrued expenses and other                         130,686         450,824
                                                  -----------     -----------
      Net cash provided by (used in)
       operating activities                         2,260,668      (1,341,132)
                                                  -----------     -----------
Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                         369,871      (1,150,473)
  Receivables from related parties                 (3,146,022)            -
  Capital expenditures                               (110,459)       (371,053)
  Other intangibles                                       -           (98,356)
                                                  -----------     -----------

     Net cash used in
      investing activities                         (2,886,610)     (1,619,882)
                                                  -----------     -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                  For the Three Months Ended
                                                         December 31
                                                  --------------------------
                                                      1995          1994
                                                  ------------  ------------
Cash flows provided by (used in) financing
   activities:
  Borrowings (principal payments) under line
   of credit arrangements, net                    $(2,623,694)  $2,600,000
  Principal payments on notes payable
   and long-term debt, net                         (1,921,378)    (170,968)
  Proceeds from the issuance of 12%
   subordinated debentures                          1,500,000          -
  Payments on advances from related parties        (1,153,000)         -
  Proceeds from private placement of
   preferred stock                                  2,500,000          -
                                                  -----------  -----------
   Net cash provided by (used in)
     financing activities                          (1,698,072)   2,429,032
                                                  -----------  -----------

Net (decrease) in cash                             (2,324,014)    (531,982)
Cash - beginning of period                          3,275,068    1,036,839
                                                  -----------  -----------

Cash - end of period                              $   951,054  $   504,857
                                                  ===========  ===========
Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                        $ 1,016,580  $    80,059
  Income taxes                                    $   189,536  $       -


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995



1.  NATURE OF BUSINESS

The Company is a diversified holding company that, through its subsidiaries, currently operates in three industry segments: the forestry segment, which distributes, leases and provides financing for commercial and industrial timber and logging equipment; the computer and electronics segment, which markets, services and provides the networking of computers and related equipment and electronic parts, and manufactures and markets electronic transformers, inductors and filters; and the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties.

2.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated.

The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company's latest financial statements filed as part of Form 10-K.

3.  NOTES PAYABLE

In connection with the acquisition of Texas Timberjack, Inc. (TTI) on June 24, 1994, the Company issued a non-interest bearing note to the seller in the amount of $10,000,000, collateralized by all the capital stock of TTI and initially due October 31,1994. As of the maturity date, the Company and the seller entered into an agreement providing for the modification, extension and renewal of the note, whereby the note was to bear interest at 12% and mature on October 31, 1995. As of October 31, 1995 the seller further extended and modified the note whereby the note, currently having a principal balance of $11,200,000, bears interest at 17.5% and matures on February 29, 1996. The Company anticipates that it will be required to refinance this note payable into a long-term facility and is presently in negotiations with potential lenders. The note holder has no recourse to any of the assets or capital stock of Polyphase or any of its other subsidiaries and no cross-default provisions exist between this note agreement and any other Company debt.

4.  LONG TERM DEBT

Effective December 1, 1995, the Company entered into additional agreements with the holders of its 12% senior convertible debentures, whereby the Company sold an additional $1,500,000 of debentures on generally the same terms and conditions as those previously issued. The new debentures bear interest at 12%, payable semiannually in June and December, are convertible into common stock at the rate of $5.00 per share and become due and payable on December 1, 1997.

5.  STOCKHOLDERS' EQUITY

During November 1995, the Company, in a transaction with an unrelated corporation, sold 250,000 shares of newly designated Series A-3 Preferred Stock for $2,500,000 cash. The designations of the Series A-3 stock are similar to those of other series of preferred stock, except that each share of Series A-3 preferred stock is, except as otherwise required by law, entitled to two votes per share on all matters on which holders of common stock are entitled to vote, is entitled to cumulative annual dividends of 12% and is convertible into two shares of common stock (subject to adjustment in certain circumstances.) The Company also entered into an agreement with an associate of the aforementioned corporation to provide consulting services to the Company over a 36-month period. The consideration for such services was the grant of options to purchase 357,143 shares of common stock at $3.50 per share (the fair market value of the common stock at the date of grant) plus hourly fees and expenses.

During October 1995, the Pyrenees Group exercised its option to purchase 500,000 shares of the Company's Series D Preferred Stock through the issuance of a 7% demand note in the amount of $2,000,000, collateralized by the shares issued; such shares were subsequently converted to common stock.

6.  RELATED PARTIES

During the period the Company advanced to or on behalf of Mr. Paul Tanner, Chairman and Chief Executive Officer of the Company, amounts which aggregated approximately $1.5 million. Effective December 8, 1995 the advances and an unpaid promissory note were refinanced by Mr. Tanner through the issuance to the Company of a 12% unsecured demand note in the principal amount of $2,000,872.

Also during the period, the Company advanced to the Pyrenees Group approximately $2,600,000 of which $1,153,000 represented repayment of existing advances and the balance represented a new advance to Pyrenees of approximately $1,447,000.

7.  INCOME TAXES

The effective income rate for the three month period ended December 31, 1995 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards.

8.  SUBSEQUENT EVENT

During January 1996 the Company reached an agreement in principle to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project is being developed by a private investment group headed by the Paul A. Tanner, the Company's Chairman and Chief Executive Officer. As part of the transaction the Company will also participate in the facility's management, sales of suites and seat options, concessions and events. The Company will provide up to $4 million of debt that (1) is convertible into a 14% economic interest in the project and (2) is personally guaranteed by certain members of the investment group.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1995 increased $24,886,000 (197%) to $37,497,000 from $12,611,000 during the three months ended December 31, 1994. Operating income also increased $2,078,000 (236%) over the comparable period, primarily attributable to the inclusion of the operations of Overhill Farms, Inc which were acquired by the Company in May 1995.

Net income for the three months ended December 31, 1995 increased $186,000 (32%) to $760,000 from $574,000 during the three months ended December 31, 1994. Net income while up substantially from the comparable prior year period was affected by increased interest expense from the acquisition of Overhill Farms and the reduction of tax benefits available during the period. The Company is currently reviewing several alternatives to increase earnings by refinancing existing debt, streamlining operations, and continuing its program of strategic acquisitions.

The Food Group's revenues and operating income for the three month's ended December 31, 1995 were $22,571,000 and $4,088,000, respectively. Since the food operations were acquired during fiscal 1995, no comparative amounts are available for the prior year. As compared to the prior quarter, revenues were down approximately $1,250,000, primarily due to lower sales to the airline and restaurant industries. Management expects these revenues to be restored to historical levels.

Revenues for the Forestry Group for the three months ended December 31, 1995 increased $2,782,000 (35%) to $10,814,000 from $8,032,000 for the three months ended December 31, 1994. Operating income for the comparable period also increased $292,000 or 30%. The increases in revenue and operating income were primarily due to the strong demand for lumber and favorable weather conditions in Eastern Texas during the fiscal 1996 period. Consequently, logging companies have upgraded or purchased new equipment to satisfy the lumber mills' demand. Management expects the demand to stabilize over the remainder of the fiscal year as the mills begin to fulfill their timber requirements.

During fiscal 1996 management combined the Computer Group and Transformer Group in order to achieve operating efficiencies through potential purchasing economies and management supervision. During the three months ended December 31, 1995 revenues for the Computer and Electronics Group decreased $467,000 (10%) to $4,112,000 from $4,579,000 for the three months ended December 31, 1994. Operating income also decreased to a loss for the comparable period. The decreases are primarily attributable to increased competition and lower gross profit margins. Management has taken steps to increase marketing and offer expanded services to computer customers as well as begin identifying additional markets for transformers and electronic filters.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1995, the Company generated cash of approximately $ 2,261,000 in its operating activities compared to a use of cash in the amount of $1,341,000 during the comparable period in fiscal 1995. The cash was provided primarily from increases in depreciation and amortization expenses associated with the acquisition of Overhill Farms and decreases in trade receivables at TTI. This was partially offset by to increased inventories, primarily at TTI, during the period.

During the three months ended December 31, 1995, the Company's investing activities used cash of approximately $2,887,000 compared to a use of cash in the amount of $1,620,000 in fiscal 1995. The Company's use of cash consisted primarily of advances with Mr. Tanner in the amount of $2,000,000 and advances to the Pyrenees Group of approximately $1,514,000.

During the three months ended December 31, 1995 the Company's financing activities used cash of approximately $1,698,000 as compared to $2,429,000 of cash provided in the comparable period in fiscal 1995. During the period the Company placed $2,500,000 of Series A-3 Preferred Stock and sold an additional $1,500,000 of 12% convertible debentures. The funds from these transactions were used, in part, in the repayment of advances of $1,153,000 from the Pyrenees Group in connection with the acquisition of Overhill Farms and prepaying approximately $750,000 on existing Overhill term loans.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On February 28, 1995, a class action suit was filed in the United States District Court for the Eastern District of New York (the "Court") against the Company, Paul A. Tanner, James Rudis and William E. Shatley (Messrs. Tanner, Rudis and Shatley being herein referred to as the "Individuals") seeking at least $15 million in damages plus an unspecified amount for plaintiffs' costs. The claims against the Company and the Individuals were brought pursuant to
Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and against the Individuals pursuant to Section 20 of the Exchange Act. The suit claims, among other things, that the Company and the Individuals were responsible for artificially inflating the market price of the Common Stock during the period of October 26, 1993 through January 15, 1995. On August 4, 1995, the Court granted the Company's motion to transfer venue to the United States District Court for the Northern District of Texas. The Company intends to continue to vigorously defend these allegations on both the factual and legal grounds and does not expect the outcome of this matter to have a material impact on the Company's financial position or results of operations. The Company is not party to any other material pending litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

  27      Financial Data Schedule

  (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended December 31, 1995.

     NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   POLYPHASE CORPORATION
                                                   (REGISTRANT)


Date:   February 13, 1996                          By:  /s/Paul A. Tanner
                                                        -----------------------
                                                        Paul A. Tanner
                                                        President and
                                                        Chief Executive Officer

                               INDEX TO EXHIBITS



     Exhibit No.                                               Exhibit
---------------------                                 -------------------------

        27                                             Financial Data Schedule