Form 10-Q/A
period 1995-12-31
POLYPHASE CORP
filed 1996-05-07
CIK 748212

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-Q/A
                                  (Amendment No. 1)

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
          (State or other jurisdiction
           of                                    (I.R.S. Employer
           incorporation                          Identification Number)
           or organization)


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

          Common Stock, $.01 par value
                                  13,121,966

                                     Outstanding at February 13, 1996

          CORPDAL:47492.2  20702-00012

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

          Net income for the three months ended December 31, 1995 increased $186,000 (32%) to $760,000 from $574,000 during the three months ended December 31, 1994. Net income while up substantially from the comparable prior year period was effected by increased interest expense from the acquisition of Overhill Farms and the reduction of tax benefits available during the period. The Company is currently reviewing several alternatives to increase earnings by refinancing existing debt, streamlining operations, and continuing its program of strategic acquisitions.

          The Food Group's revenues and operating income for the three month's ended December 31, 1995 were $22,571,000 and $1,929,000, respectively. Since the food operations were acquired during fiscal 1995, no comparative amounts are available for the prior year. As compared to the prior quarter, revenues were down approximately $1,250,000, primarily due to lower sales to the airline and restaurant industries. Management expects these revenues to be restored to historical levels.

          Revenues for the Forestry Group for the three months ended December 31, 1995 increased $2,782,000 (35 %) to $10,814,000 from
          $8,032,000 for the three months ended December 31, 1994. Operating income for the comparable period also increased $292,000 or 30 %. The increases in revenue and operating income were primarily due to the strong demand for lumber and favorable weather conditions in Eastern Texas during the fiscal 1996 period. Consequently, logging companies have upgraded or purchased new equipment to satisfy the lumber mills' demand. Management expects the demand to stabilize over the remainder of the fiscal year as the mills begin to fulfill their timber requirements.

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

          CORPDAL:47492.2  20702-00012                  -1-
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

          During the three months ended December 31, 1995 the Company's financing activities used cash of approximately $1,698,000 as compared to $2,429,000 of cash provided in the comparable period in fiscal 1995. During the period the Company placed $2,500,000 of Series A-3 Preferred Stock and sold an additional
          $1,500,000 of 12% convertible debentures. The funds from these transactions were used, in part, in the repayment of advances of $1,153,000 from related parties in connection with the acquisition of Overhill Farms and prepaying approximately $750,000 on existing Overhill term loans.

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







          CORPDAL:47492.2  20702-00012                  -2-

                                      SIGNATURE


          In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             POLYPHASE CORPORATION
                                             (Registrant)



          Date:   May 6, 1996        By:  /s/ Paul A. Tanner
                                          Paul A. Tanner
                                          President and
                                          Chief Executive Officer




































          CORPDAL:47492.2  20702-00012                  -3-

                                      SIGNATURE


          In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             POLYPHASE CORPORATION
                                             (Registrant)



          Date:  May 6, 1996                      By:
                                          Paul A. Tanner
                                       President and Chief
                                                     Executive Officer




































          CORPDAL:47492.2  20702-00012                  -4-