Form 10-Q
POLYPHASE CORP
filed 1996-05-20
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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
Yes  X       No
    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                              13,146,966
                                                          ----------
                                                  Outstanding at May 17, 1996

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                              Page No.
-----------------------------                              --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   March 31, 1996 and September 30, 1995                        2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  March 31, 1996 and 1995                                       4

Consolidated Condensed Statements of
  Operations for the Six Months Ended
  March 31, 1996 and 1995                                       5

Consolidated Condensed Statements of
  Cash Flows for the Six Months Ended
  March 31, 1996 and 1995                                       6

Notes to Consolidated Condensed Financial Statements            8


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                11


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                      13

Item 4. Submission of Matters to a Vote of Security Holders    13

Item 6. Exhibits and Reports on Form 8-K                       13

Signature Page                                                 14

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                               March 31,    September 30,
                                                              -----------   -------------
                                                                 1996           1995
                                                              -----------   -------------


Current assets:
 Cash                                                          $ 1,141,433    $ 3,275,068
 Receivables, net of allowance for doubtful accounts
  of $501,035 and $509,669
   Trade accounts                                               10,553,656     11,602,628
   Current portion of sales contracts                            5,965,887      6,973,101
   Notes receivable                                              1,393,376      1,215,389
   Related parties                                               1,504,014        737,992
 Inventories                                                    30,855,521     26,007,672
 Prepaid expenses and other                                      1,309,691      1,836,150
                                                               -----------    -----------
    Total current assets                                        52,723,578     51,648,000
                                                               -----------    -----------

Property and equipment:
 Land                                                              505,000        505,000
 Buildings and improvements                                      3,704,036      3,641,470
 Machinery, equipment and other                                  8,242,364      7,932,882
                                                               -----------    -----------
                                                                12,451,400     12,079,352
 Less-Accumulated depreciation                                   3,602,927      2,761,966
                                                               -----------    -----------
                                                                 8,848,473      9,317,386
                                                               -----------    -----------

Other assets:
 Noncurrent receivables
   Sales contracts                                               2,807,476      3,281,459
   Notes receivable                                                358,268        368,106
   Related parties                                               4,000,000              -
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $1,541,978
   and $1,037,734                                               18,869,890     19,374,134
 Other intangible assets                                         1,884,384      2,021,652
 Restricted cash                                                   944,714        916,275
 Other                                                           1,097,101      1,231,851
                                                               -----------    -----------
                                                                29,961,833     27,193,477
                                                               -----------    -----------

                                                               $91,533,884    $88,158,863
                                                               ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,    September 30,
                                                     -----------   -------------
                                                        1996           1995
                                                     -----------   -------------

Current liabilities:
 Notes payable                                       $10,360,489     $11,130,056
 Note payable to related party                        11,855,000      11,100,000
 Accounts payable                                      8,133,036       8,007,727
 Accrued expenses and other                            4,659,537       3,771,715
 Advances from related party                                   -       1,153,000
 Current maturities of long-term debt                  1,613,168       2,589,077
                                                     -----------     -----------
    Total current liabilities                         36,621,230      37,751,575

Long-term debt, less current maturities               26,834,631      27,229,665
Reserve for credit guarantees                            944,714         916,275
Deferred income taxes                                    437,729         437,729
                                                     -----------     -----------
    Total liabilities                                 64,838,304      66,335,244
                                                     -----------     -----------

Warrants to purchase common stock
 in subsidiary                                           943,851         686,276

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    250,000 shares and none, respectively                  2,500               -
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   13,146,966 and 12,621,966 shares, respectively        131,470         126,220
 Paid-in capital                                      26,593,714      22,106,606
 Accumulated income (deficit)                            644,814      (1,095,483)
 Notes receivable                                     (1,620,769)              -
                                                     -----------     -----------
   Total stockholders' equity                         25,751,729      21,137,343
                                                     -----------     -----------
                                                     $91,533,884     $88,158,863
                                                     ===========     ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  For the Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     1996           1995
                                                  -----------    -----------

Net revenues                                      $37,749,771    $13,831,411
Cost of sales                                      29,044,520     10,796,839
                                                  -----------    -----------

Gross profit                                        8,705,251      3,034,572

Selling, general and administrative expenses        5,759,733      2,028,935
                                                  -----------    -----------

Operating income                                    2,945,518      1,005,637
                                                  -----------    -----------

Other income (expenses):
 Interest expense                                  (1,570,285)      (606,967)
 Interest income and other                            385,844        231,304
                                                  -----------    -----------

  Total other income (expenses)                    (1,184,441)      (375,663)
                                                  -----------    -----------

Income before income taxes and
  warrant accretion                                 1,761,077        629,974

Income taxes                                          643,165         25,000
                                                  -----------    -----------

                                                    1,117,912        604,974
Accretion of common stock purchase warrants
 of subsidiary                                         99,911              -
                                                  -----------    -----------

Net income                                          1,018,001        604,974

Dividends on preferred stock                           37,500              -
                                                  -----------    -----------

Net income attributable to common stockholders    $   980,501    $   604,974
                                                  ===========    ===========

Weighted average common and common
  equivalent shares                                13,974,294     12,341,517
                                                  ===========    ===========


Net income per common share                       $       .07    $       .05
                                                  ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   For the Six Months Ended
                                                           March 31,
                                                  --------------------------
                                                     1996           1995
                                                  -----------    -----------

Net revenues                                      $75,247,061    $26,442,576
Cost of sales                                      58,963,580     20,343,395
                                                  -----------    -----------

Gross profit                                       16,283,481      6,099,181

Selling, general and administrative expenses       10,382,323      4,216,055
                                                  -----------    -----------

Operating income                                    5,901,158      1,883,126
                                                  -----------    -----------

Other income (expenses):
 Interest expense                                  (3,144,021)    (1,075,525)
 Interest income and other                            485,540        416,727
                                                  -----------    -----------

  Total other income (expenses)                    (2,658,481)      (658,798)
                                                  -----------    -----------

Income before income taxes
 and warrant accretion                              3,242,677      1,224,328

Income taxes                                        1,169,805         45,000
                                                  -----------    -----------
                                                    2,072,872      1,179,328

Accretion of common stock purchase
  warrants of subsidiary                              257,575              -
                                                  -----------    -----------

Net income                                          1,815,297      1,179,328

Dividends on preferred stock                           75,000              -
                                                  -----------    -----------

Net income attributable to common stockholders     $1,740,297    $ 1,179,328
                                                  ===========    ===========

Weighted average common and common
 equivalent shares                                 13,779,389     12,361,287
                                                  ===========    ===========

Net income per common share                       $       .13    $       .10
                                                  ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                    For the Six Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1996           1995
                                                   -----------    -----------

Cash flow provided by
  (used in) operating activities:
 Net income                                         $ 1,815,297   $ 1,179,328
Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                       1,514,505       539,600
  Provision for doubtful accounts                        (5,770)      (70,582)
  Accretion of warrants to purchase common stock
     of subsidiary                                      257,575             -
  Imputed interest on TTI acquisition note                    -        66,225
  Recognition of deferred rent reductions                     -       (41,472)
  Dividends on Series A-3 Preferred Stock               (75,000)            -
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable            2,535,939    (1,188,318)
   Inventories                                       (4,847,849)   (3,823,690)
   Prepaid expenses and other                           661,209      (239,137)
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                                     125,309        (4,988)
   Accrued expenses and other                           887,822       963,520
                                                    -----------   -----------
      Net cash provided by (used in)
       operating activities                           2,869,037    (2,619,514)
                                                    -----------   -----------

Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                          (168,149)   (1,392,747)
  Receivables from related parties                   (4,766,022)            -
  Capital expenditures                                 (372,048)     (572,419)
  Other intangibles                                           -      (106,732)
                                                    -----------   -----------

     Net cash used in
      investing activities                           (5,306,219)   (2,071,898)
                                                    -----------   -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                       For the Six Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1996           1995
                                                      -----------    -----------

Cash flows provided by (used in) financing activities:
Borrowings (principal payments) under line of
   credit arrangements, net                            $  (703,847)  $4,100,000
  Principal payments on notes payable
   and long-term debt, net                              (2,213,695)    (303,997)
  Proceeds from the issuance of 12%
   subordinated debentures                               1,500,000            -
  Advances from (payments to) related parties           (1,153,000)     258,000
  Principal collections on Pyrenees note receivable        379,231            -
  Exercise of common stock options                          12,500
  Common stock issuance costs                              (17,642)    (123,501)
  Proceeds from private placement of
   preferred stock                                       2,500,000            -
                                                       -----------   ----------
   Net cash provided by
     financing activities                                  303,547    3,930,502
                                                       -----------   ----------

Net (decrease) in cash                                  (2,133,635)    (760,910)
Cash - beginning of period                               3,275,068    1,036,839
                                                       -----------   ----------

Cash - end of period                                   $ 1,141,433   $  275,929
                                                       ===========   ==========



Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                             $ 2,220,593   $   43,935
  Income taxes                                         $   189,536   $        -


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1996



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

 3.  NOTES PAYABLE

     In connection with the acquisition of Texas Timberjack, Inc. (TTI) on June 24, 1994, the Company issued a non-interest bearing note to the seller in the amount of $10,000,000, collateralized by all the capital stock of TTI and initially due October 31,1994. As of the maturity date, the Company and the seller entered into an agreement providing for the modification, extension and renewal of the note, whereby the note was to bear interest at 12% and mature on October 31, 1995. As of October 31, 1995 the seller further extended and modified the note whereby the note, at that time having a principal balance of $11,200,000, was to bear interest at 17.5% and mature on February 29, 1996. On February 29, 1996 the seller further extended and modified the note whereby the note currently bears interest at 10% and matures on December 31, 1996. The note holder has no recourse to any of the assets or capital stock of Polyphase or any of its other subsidiaries and no cross-default provisions exist between this note agreement and any other Company debt.

 4.  LONG TERM DEBT

     Effective December 1, 1995, the Company entered into additional agreements with the holders of its 12% senior convertible debentures, whereby the Company sold an additional $1,500,000 of debentures on generally the same terms and conditions as those previously issued. The new debentures bear interest at 12%, payable semiannually in June and December, are convertible into common stock at the rate of $5.00 per share (subject to adjustment) and become due and payable on December 1, 1997.

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

     During October 1995, the Pyrenees Group exercised its option to purchase 200,000 shares of the Company's Series D Preferred Stock through the issuance of a 7% demand note in the amount of $2,000,000 collateralized by the shares issued. During the six month period ended March 31, 1996 the shares were converted to 500,000 shares of common stock and principal payments of approximately $379,000 were made on the note.

 6.  RELATED PARTIES

     During the period ended December 31, 1995, the Company advanced to or on behalf of Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company, amounts which aggregated approximately $1.5 million. Effective December 8, 1995, the advances and an unpaid promissory note were refinanced by Mr. Tanner through the issuance to the Company of a 12% unsecured demand note in the principal amount of $2,000,872.

     Also during the period ended December 31, 1995, the Company made disbursements to the Pyrenees Group of approximately $2.67 million, of which $1,153,000 represented repayment of existing advances from Pyrenees, with the balance representing an advance to Pyrenees of approximately $1.5 million.

     During January 1996, the Company reached an agreement in principle to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project is being developed by PLY Stadium Partners, Inc. (PLY), a private investment firm headed by Mr. Tanner. As part of the transaction, the Company is also to participate in the facility's management, sales of suites and seat options, concessions and events. The Company agreed to provide up to $4 million of debt that (1) is convertible into a 14% economic interest in the project and (2) is to be guaranteed by certain members of the investment group. As part of this agreement, the amounts receivable from Mr. Tanner and Pyrenees (as described above), together with any subsequent amounts advanced, charged or accrued to or on behalf of PLY are to be considered as components of the $4 million of convertible debt, to bear interest at 12% and are to be guaranteed by Mr. Tanner and Pyrenees. Amounts advanced in excess of $4 million, also subject to such guarantees, are due and payable currently by PLY. During the three months ended March 31, 1996, the Company accrued management and service revenues of $1.5 million and interest income of $120,000 related to the Company's activities with PLY. At March 31, 1996, the total amount receivable from PLY amounted to approximately $5.2 million, the collectibility of which is dependent upon the success of the project or the guarantees referred to above. Subsequent to March 31, 1996, the Company made additional advances in excess of $6 million related to the PLY project.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS


RESULTS OF OPERATIONS

Revenues for the six months ended March 31, 1996 increased $48,804,000 (185%) to $75,247,000 from $26,443,000 during the six months ended March 31, 1995. Operating income also increased $4,018,000 (213%) over the comparable period, primarily attributable to the inclusion of the operations of Overhill Farms, Inc ("Overhill Farms") which were acquired by the Company in May 1995.

Net income for the six months ended March 31, 1996 increased $561,000 (48%) to $1,740,000 from $1,179,000 during the six months ended March 31, 1995. Net income, while up substantially from the comparable prior year period, was affected by increased interest expense from the acquisition of Overhill Farms, the reduction of tax benefits available during the period and dividends paid on the outstanding Series A-3 Preferred Stock. The Company is currently reviewing several alternatives to increase earnings by refinancing existing debt, streamlining operations, and continuing its program of strategic acquisitions.

The Food Group's revenues and operating income for the six months ended March 31, 1996 were $47,738,000 and $3,428,000, respectively. Since the food operations were acquired during fiscal 1995, no comparative amounts are available for the prior year. Revenues continue to grow as the Food Group has expanded its product line for the food service and retail segments. The Group's strong test results during the quarter of single and multiple serve entrees have met with favorable response from a variety of grocery and warehouse chains. The Company anticipates the retail segment to produce substantial gains in the next few months as additional products are developed for the market.

Revenues for the Forestry Group for the six months ended March 31, 1996 increased $358,000 to $17,479,000 from $17,121,000 for the six months ended March 31, 1995. Operating income for the comparable period decreased $178,000. The slight increases in revenue and decrease in operating income were primarily due to the strong demand for lumber and favorable weather conditions in Eastern Texas during calendar 1995. Consequently, logging companies have upgraded or purchased new equipment in prior months to satisfy the lumber mills' demand and business has stabilized. Management expects the demand to stabilize over the remainder of the fiscal year as the mills begin to fulfill their timber requirements.

During the six months ended March 31, 1996 revenues for the Computer and Electronics Group decreased $491,000 to $8,830,000 from $9,321,000 for the six months ended March 31, 1995. Operating income also decreased to a loss of approximately $54,000 for the current period. The decreases are primarily attributable to increased competition and lower gross profit margins. Management has taken steps to increase marketing and offer expanded services to computer customers as well as begin to identify additional markets for transformers and electronic filters.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1996, the Company generated cash of approximately $2,869,000 in its operating activities compared to a use of cash in the amount of $2,620,000 during the comparable period in fiscal 1995. The cash was provided primarily from increases in depreciation and amortization expenses associated with the acquisition of Overhill Farms and decreases in trade receivables at TTI. This was partially offset by increased inventories, primarily at TTI, during the period.

During the six months ended March 31, 1996, the Company's investing activities used cash of approximately $5,306,000 compared to a use of cash in the amount of $2,072,000 during the comparable period in fiscal 1995. The Company's use of cash consisted primarily of advances to PLY Stadium Partners a company affiliated with Mr. Paul A. Tanner, the Company's Chairman of the Board, President and Chief Executive Officer. Subsequent to March 31, 1996, the Company made additional advances in excess of $6 million to the PLY project

During the six months ended March 31, 1996 the Company's financing activities provided cash of approximately $304,000 as compared to $3,931,000 of cash provided in the comparable period in fiscal 1995. During the period the Company
placed  $2,500,000 of Series A-3   Preferred Stock  and sold $1,500,000 of 12%
convertible debentures. The funds from these transactions were used, in part, in the repayment of advances of $1,153,000 from related parties in connection with the acquisition of Overhill Farms and prepaying approximately $750,000 on existing Overhill Farms term loans. Subsequent to March 31, 1996 the Company utilized a line of credit for approximately $6 million for the advance made to PLY.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  On May 10, 1996 the United States District Court for the Northern District of Texas dismissed a class action suit that initially had been filed in the Eastern District of New York against the Company, Paul A. Tanner, James Rudis and William E. Shatley. The suit sought at least $15 million in damages plus an unspecified amount for plaintiffs' costs. The claims against the Company had been brought pursuant to Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and against the individuals pursuant to Section 20 of the Exchange Act. The Company is not a party to any other material pending litigation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 27, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following matters were considered and voted upon:

  (a)  the election of six (6) directors of the Company; and

  (b) the amendment to the 1994 Employee Stock Option Plan for Polyphase Corporation ("the 1994 Employee Plan") to increase the number of shares of common stock authorized and reserved for issuance upon exercise of stock options granted pursuant to the 1994 Employee Plan by 500,000 shares.

The following table sets forth certain information relating to the voting by stockholders on the proposal referred to in (b) above:

Votes Cast     Votes Cast               Broker
   For          Against    Abstaining  Non-Votes

 9,561,900       219,743     120,850       -

Reference is made to the Company's definitive proxy statement, mailed on January 29, 1996 to stockholders of record on January 22, 1996, for more complete information relating to the matters discussed above.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

  27      Financial Data Schedule
  (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended March 31, 1996.

       NONE

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                POLYPHASE CORPORATION
                                                (REGISTRANT)


Date:   May 17, 1996                            By:  /s/Paul A. Tanner
                                                    ----------------------------
                                                     Paul A. Tanner
                                                     President and
                                                     Chief Executive Officer

                               INDEX TO EXHIBITS



       Exhibit No.                                      Exhibit
    -----------------                           -----------------------


        27                                      Financial Data Schedule