Form 10-Q
period 1996-06-30
POLYPHASE CORP
filed 1996-08-19
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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
Yes      X       No
    -----------     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                 13,146,966
                                                  ------------------------------
                                                  Outstanding at August 15, 1996

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                 Page No.
- -----------------------------                                 --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
  June 30, 1996 and September 30, 1995                            2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 1996 and 1995                                          4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 1996 and 1995                                          5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 1996 and 1995                                          6

Notes to Consolidated Condensed Financial Statements              8



Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                  11


PART II - OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K                         13

Signature Page                                                   14

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unuadited)

                                     Assets

                                                      June 30,  September 30,
                                                  ------------  -------------
                                                      1996          1995
                                                  ------------  -------------

Current assets:
 Cash                                             $    723,328  $   3,275,068
 Receivables, net of allowance for
  doubtful accounts of $463,010 and $509,669
   Trade accounts                                   11,551,441     11,602,628
   Current portion of sales contracts                5,660,645      6,973,101
   Notes receivable                                    995,215      1,215,389
   Related parties                                   8,670,294        737,992
 Inventories                                        29,370,713     26,007,672
 Prepaid expenses and other                          1,184,091      1,836,150
                                                  ------------  -------------
         Total current assets                       58,155,727     51,648,000
                                                  ------------  -------------


Property and equipment:
 Land                                                  380,000        505,000
 Buildings and improvements                          4,941,451      3,641,470
 Machinery, equipment and other                      8,584,770      7,932,882
                                                  ------------  -------------
                                                    13,906,221     12,079,352
 Less-Accumulated depreciation                       3,993,659      2,761,966
                                                  ------------  -------------
                                                     9,912,562      9,317,386
                                                  ------------  -------------

Other assets:
 Noncurrent receivables
   Sales contracts                                   2,663,833      3,281,459
   Notes receivable                                    358,268        368,106
   Related parties                                   4,000,000          -
 Excess of cost over fair value of net assets of
  businesses acquired, net of accumulated
  amortization of $1,771,684 and $1,037,734         18,639,386     19,374,134
 Other intangible assets                             1,783,929      2,021,652
 Restricted cash                                       951,479        916,275
 Other                                               1,090,261      1,231,851
                                                  ------------  -------------
                                                    29,487,156     27,193,477
                                                  ------------  -------------

                                                  $ 97,555,445  $  88,158,863
                                                  ============  =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                                  (Unuadited)


                      Liabilities and Stockholders' Equity


                                                     June 30,     September 30,
                                                  --------------  -------------
                                                       1996            1995
                                                  --------------  -------------
Current liabilities:
 Notes payable                                      $ 9,398,333     $11,130,056
 Note payable to related party                       11,855,000      11,100,000
 Accounts payable                                     9,543,304       8,007,727
 Accrued expenses and other                           5,385,906       3,771,715
 Advances from related party                                  -       1,153,000
 Current maturities of long-term debt                 1,601,253       2,589,077
                                                    ------------    -----------
       Total current liabilities                     37,783,796      37,751,575

Long-term debt, less current maturities              30,766,785      27,229,665
Reserve for credit guarantees                           951,479         916,275
Deferred income taxes                                   437,729         437,729
                                                    ------------    -----------
    Total liabilities                                69,939,789      66,335,244
                                                    ------------    -----------



Warrants to purchase common stock
 in subsidiary                                        1,017,442         686,276

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    250,000 shares and none, respectively                 2,500           -
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   13,146,966 and 12,621,966 shares, respectively       131,470         126,220
 Paid-in capital                                     26,593,714      22,106,606
                                                    ------------    -----------
 Accumulated income (deficit)                         1,281,299      (1,095,483)
 Notes receivable                                    (1,410,769)          -
                                                    ------------    -----------
   Total stockholders' equity                        26,598,214      21,137,343
                                                    ------------    -----------

                                                    $97,555,445     $88,158,863
                                                    ============    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------

Net revenues                                       $ 36,477,962    $ 33,363,240

Cost of sales                                        29,347,384      27,348,219
                                                   ------------    ------------

Gross profit                                          7,130,578       6,285,021

Selling, general and administrative expenses          5,488,733       4,133,491
                                                   ------------    ------------

Operating income                                      1,641,845       2,151,530
                                                   ------------    ------------

Other income (expenses):
 Interest expense                                    (1,451,969)     (1,140,280)
 Interest income and other                              165,790          92,830
 Gain on sale of assets                                 875,087            -
                                                   ------------    ------------

  Total other income (expenses)                        (411,092)     (1,047,450)
                                                   ------------    ------------

Income before income taxes and
  warrant accretion                                   1,230,753       1,104,080

Income taxes                                            483,174          79,144
                                                   ------------    ------------

                                                        747,579       1,024,936
Accretion of common stock purchase warrants
 of subsidiary                                           73,591         107,475
                                                   ------------    ------------

Net income                                              673,988         917,461

Dividends on preferred stock                             37,500            -
                                                   ------------    ------------

Net income attributable to common stockholders     $    636,488    $    917,461
                                                   ============    ============


Weighted average common and common
  equivalent shares                                  13,981,686      12,838,294
                                                   ============    ============


Net income per common share                        $        .05    $        .07
                                                   ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                For the Nine Months Ended
                                                        June 30,
                                                --------------------------
                                                    1996          1995
                                                ------------  ------------

Net revenues                                    $111,725,023  $ 60,075,817

Cost of sales                                     88,310,964    47,691,615
                                                ------------  ------------

Gross profit                                      23,414,059    12,384,202

Selling, general and administrative expenses      15,871,056     8,349,546
                                                ------------  ------------

Operating income                                   7,543,003     4,034,656
                                                ------------  ------------

Other income (expenses):
 Interest expense                                 (4,595,990)   (2,215,806)
 Interest income and other                           651,327       509,557
 Gain on sale of assets                              875,087          -
                                                ------------  ------------
Total other income (expenses)                     (3,069,576)   (1,706,249)
                                                ------------  ------------

Income before income taxes
 and warrant accretion                             4,473,427     2,328,407

Income taxes                                       1,652,979       124,144
                                                ------------  ------------
                                                   2,820,448     2,204,263
Accretion of common stock purchase
  warrants of subsidiary                             331,166       107,475
                                                ------------  ------------

Net income                                         2,489,282     2,096,788

Dividends on preferred stock                         112,500          -
                                                ------------  ------------

Net income attributable to common stockholders  $  2,376,782  $  2,096,788
                                                ============  ============

Weighted average common and common
 equivalent shares                                13,846,821    12,674,441
                                                ============  ============

Net income per common share                     $        .17  $        .17
                                                ============  ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                               For the Nine Months Ended
                                                        June 30,
                                               -------------------------
                                                   1996          1995
                                               -----------   -----------

Cash flow provided by  (used in) operating
 activities:
 Net income                                    $ 2,489,282   $ 2,096,788
Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                  2,252,943     1,049,896
  Provision for doubtful accounts                  (43,795)      (58,949)
  Accretion of warrants to purchase common stock   331,166       107,475
     of subsidiary
  Dividends on preferred stock                    (112,500)      (62,208)
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable       2,025,064    (4,187,611)
   Inventories                                  (3,363,041)   (3,311,211)
   Prepaid expenses and other                      793,649       836,455
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                              1,535,577       652,632
   Accrued expenses and other                    1,614,191     1,021,626
                                               -----------   -----------

      Net cash provided by (used in)
       operating activities                      7,522,536    (1,855,107)
                                               -----------   -----------

Cash flows provided by (used in) investing
 activities:
  Acquisition of the net assets of Overhill
   Farms, Inc.                                               (32,225,782)
  Notes and other receivables                      230,012      (319,189)
  Receivables from related parties             (11,932,302)         -
  Capital expenditures, net                     (1,826,869)     (773,994)
  Other intangibles                                   -         (106,732)
                                               -----------   -----------

     Net cash used in
      investing activities                     (13,529,159)  (33,425,697)
                                               -----------   -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                  For the Nine Months Ended
                                                          June 30,
                                                  --------------------------
                                                      1996          1995
                                                  ------------  ------------

Cash flows provided by (used in) financing
 activities:
  Borrowings (principal payments) under line of
   credit arrangements, net                       $ (2,107,242) $ 11,468,461
  Borrowings on notes payable
   and long-term debt, net                           2,131,036    18,333,341
  Proceeds from the issuance of 12%
   subordinated debentures                           1,500,000
  Advances from (payments to) related parties       (1,153,000)    1,153,000
  Principal collections on Pyrenees note receivable    589,231     2,250,000
  Exercise of common stock options                      12,500     1,000,000
  Issuance of warrants to purchase
   common stock of subsidiary                             -          495,405
  Common stock issuance costs                          (17,642)     (132,002)
  Proceeds from private placement of
   preferred stock                                   2,500,000          -
                                                  ------------  ------------

   Net cash provided by
     financing activities                            3,454,883    34,568,205
                                                  ------------  ------------

Net (decrease) in cash                              (2,551,740)     (712,599)

Cash - beginning of period                           3,275,068     1,036,839
                                                  ------------  ------------

Cash - end of period                              $    723,328  $    324,240
                                                  ============  ============

Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                        $  3,372,468  $  1,036,793
  Income taxes                                    $    189,536  $       -

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 June 30, 1996



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

     During October 1995, the Pyrenees Group exercised its option to purchase 200,000 shares of the Company's Series D Preferred Stock through the issuance of a 7% demand note in the amount of $2,000,000 collateralized by the shares issued. During the nine month period ended June 30, 1996 the shares were converted to 500,000 shares of common stock and principal payments of approximately $589,000 were made on the note.

 6.  ASSET DISPOSITION

     During the period ended June 30, 1996, the Company's Texas Timberjack subsidiary completed the sale of a parcel of land in Lufkin, Texas. The Company realized a gain of $875,000 on the property having a book value of approximately $625,000.

 7.  SALE OF COMPUTER OPERATIONS

     In July 1996, the Company completed a transaction with an unrelated third party to sell a controlling interest in the Computer Group. The transaction was accomplished through the sale of 51% of a newly formed subsidiary, PC Networx America, Inc. (PCNA), whose sole assets consist of the capital stock of Network America, Inc., PC Repair of Florida, Inc., Computer Systems Concepts and Register Mate, Inc. The consideration for this sale amounted to $2,500,000 (subject to adjustments) consisting of cash, notes receivable and preferred stock. The Company intends to publicly distribute to its shareholders a dividend of 30% of the outstanding stock of PCNA with the Company retaining 19%. This distribution is expected to occur within six months of closing. In a related transaction with the same party, the Company sold 100% of the stock of Micro Configurations, Inc. for a note receivable in the amount of $900,000, secured by the stock and assets of MCC. No gain or loss was realized on either of these transactions.

     As of June 30, 1996 and September 30, 1995 the net assets of the operations sold in these transactions were $5,071,000 and $5,891,000 respectively. For the three months ending June 30,1996 and 1995, the operations contributed a loss of $404,000 and $5,000 respectively. For the nine months ending June 30, 1996 and 1995, these operations contributed a loss of $833,000 and $422,000 respectively.


 8.  RELATED PARTIES

     During the period ended December 31, 1995, the Company advanced to or on behalf of Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company, amounts which aggregated approximately $1.5 million. Effective December 8, 1995, the advances and an unpaid promissory note receivable from Mr. Tanner were refinanced through the issuance to the Company of a 12% unsecured demand note from Mr. Tanner in the principal amount of $2,000,872.

     Also during the period ended December 31, 1995, the Company made disbursements to the Pyrenees Group, a corporation controlled by Mr. Tanner, of approximately $2.67 million, of which $1,153,000 represented repayment of existing advances from Pyrenees, with the balance representing an advance to Pyrenees of approximately $1.5 million.

     During January 1996, the Company reached an agreement in principle to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project is being developed by PLY Stadium Partners, Inc. (PLY), a private investment firm headed by Mr. Tanner. As part of the transaction, the Company is also to participate in the facility's management, sales of suites and seat options, concessions and events and is to be compensated for such services. The Company agreed to provide to PLY up to $4 million of debt that (1) is convertible into a 14% economic interest in the project and (2) is to be guaranteed by certain members of the investment group. As part of this agreement, the amounts receivable from Mr. Tanner and Pyrenees (approximately $3.5 million), together with any subsequent amounts advanced, charged or accrued to or on behalf of PLY are to be considered as components of the $4 million of convertible debt, to bear interest at 12% and are to be guaranteed by Mr. Tanner and Pyrenees. Amounts advanced in excess of $4 million, also subject to such guarantees, are due and payable currently by PLY. During the nine months ended June 30, 1996, the Company accrued management and service revenues of $2.4 million and interest income of $240,000 related to the Company's activities with PLY. At June 30, 1996, the total amount receivable from PLY amounted to approximately $12.3 million, the collectibility of which is dependent upon the success of the project and/or the guarantees referred to above.

     It was recently announced that PLY's exclusive right to purchase a certain parcel of real estate in Las Vegas had expired pursuant to the terms of the purchase contract. Efforts are continuing to finance the stadium construction either on another site or on all or a portion of the parcel originally under contract. PLY has recently received acceptable term sheets from two investment banking firms and is currently in the latter stages of negotiating the funding for purchase of the land. Completion of the transaction is subject to, among other things, final approvals and the negotiation and execution of acceptable documentation.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS


Results of Operations

Revenues for the nine months ended June 30, 1996 increased $51,649,000 (86%) to $111,725,000 from $60,076,000 during the nine months ended June 30, 1995. Operating income also increased $3,508,000 (87%) over the comparable period, primarily attributable to the inclusion of the operations of Overhill Farms, Inc ("Overhill Farms") for the full period which were acquired by the Company in May 1995.

Net income for the nine months ended June 30, 1996 increased $280,000 (13%) to $2,377,000 from $2,097,000 during the nine months ended June 30, 1995. Net income was affected by increased interest expense from the acquisition of Overhill Farms, the reduction of tax benefits available during the period and dividends paid on the outstanding Series A-3 Preferred Stock.

The Food Group's revenues for the nine months ended June 30, 1996 and 1995 were $72,203,000 and $16,574,000 respectively. Operating income for the nine months ended June 30, 1996 and 1995 were $4,913,000 and $1,418,000 respectively. The increase in revenues and operating income reflect the inclusion of the food operations for a full nine months in fiscal 1996 compared to two months in fiscal 1995. Revenues from the Food Group's airline and healthcare customers have begun to stabilize over the past three months, while growth continues in the retail and food service sectors. The retail sector's growth is in the development of branded and unbranded frozen entrees for the grocery and warehouse outlets.

Revenues for the Forestry Group for the nine months ended June 30, 1996 decreased $5,861,000 to $24,032,000 from $29,893,000 for the nine months ended June 30, 1995. Operating income for the comparable period decreased $989,000. The decreases in revenue and operating income were primarily due to the strong demand for lumber and favorable weather conditions in Eastern Texas during calendar 1995 as compared to 1996. Consequently, logging companies upgraded or purchased new equipment in 1995 to satisfy the lumber mills' demand. The drought conditions which began in late 1995 in East Texas have caused an unfavorable economic environment in the timber industry through the winter and spring of 1996. Management expects the weakness in the timber industry to continue for the remainder of fiscal 1996 and into fiscal 1997. As discussed in
Note 6, the Company completed the sale of a parcel of land in June 1996 realizing a gain of $875,000.

During the nine months ended June 30, 1996, revenues for the Computer and Electronics Group decreased $513,000 to $13,095,000 from $13,608,000 for the nine months ended June 30, 1995. Operating income for the nine months ending June 30, 1996 decreased to a loss of approximately $752,000. The loss was primarily attributable to inventory adjustments as a result of the significant declines in the price of memory and other components in the third quarter of fiscal 1996. Subsequent to June 30, 1996, as discussed in Note 7, the Company disposed of 51% of its computer operations.

Liquidity and Capital Resources


During the nine months ended June 30, 1996, the Company generated cash of approximately $7,522,536 in its operating activities compared to a use of cash in the amount of $1,855,000 during the comparable period in fiscal 1995. The cash was provided primarily from increases in depreciation and amortization expenses associated with the acquisition of Overhill Farms, increased accruals and decreases in trade receivables at TTI. This was partially offset by increased inventories, primarily at Overhill and TTI, during the period.

During the nine months ended June 30, 1996, the Company's investing activities used cash of approximately $13,529,000 compared to a use of cash in the amount of $33,426,000 during the comparable period in fiscal 1995. The Company's use of cash during the nine months ended June 30, 1996 consisted primarily of advances to PLY. (See Note 8)

During the nine months ended June 30, 1996 the Company's financing activities provided cash of approximately $3,455,000 as compared to $34,568,000 of cash provided in the comparable period in fiscal 1995. During the period the Company placed $2,500,000 of Series A-3 Preferred Stock and sold $1,500,000 of 12% convertible debentures. The funds from these transactions were used, in part, in the repayment of advances of $1,153,000 from related parties in connection with the acquisition of Overhill Farms and prepaying approximately $750,000 on existing Overhill Farms term loans. On April 1, 1996, the Company utilized a line of credit for approximately $6 million for an advance made to PLY.

The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come from a combination of internally generated funds, proceeds from the issuance of shares of preferred stock and from additional borrowings. The Company's management believes that cash generated from operations, together with available lines of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

Certain statements contained in this Form 10-Q are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, the availability of appropriate candidates for acquisition by the Company, regulatory approvals, economic conditions, the impact of competition and pricing, results of financing efforts and other factors affecting the Company's business that are beyond the Company's control, including but not limited to the matters described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

  27      Financial Data Schedule

  (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended June 30, 1996.

NONE

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (Registrant)


Date: August 16, 1996                    By:  /s/Paul A. Tanner
                                              ---------------------------------
                                              Paul A. Tanner
                                              President and
                                              Chief Executive Officer

                               INDEX TO EXHIBITS




                       Exhibit                       Exhibit No.
         -----------------------------------      ---------------


               Financial Data Schedule                   27