Form 10-K
period 1996-09-30
POLYPHASE CORP
filed 1997-06-16
CIK 748212

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended September 30, 1996

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

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


      Registrant's telephone number, including area code: (972) 732-0010

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes _______  No    X
                          -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 31, 1996, was approximately $45.1 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of December 31, 1996, the registrant had issued and outstanding 13,664,109 shares of the Company's common stock, $ .01 par value.

================================================================================

                             POLYPHASE CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----

PART I

  Item 1     Description of Business                                                 1
  Item 2     Description of Property                                                 8
  Item 3     Legal Proceedings                                                       9
  Item 4     Submission of Matters to a Vote of Security Holders                    10

PART II

  Item 5     Market for Registrant's Common Equity and Related Stockholder Matters  11
  Item 6     Selected Financial Data                                                13
  Item 7     Management's Discussion and Analysis of Financial Condition and
             Results of Operation                                                   14
  Item 8     Financial Statements                                                   19
  Item 9     Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure                                 19

PART III

  Item 10    Directors and Executive Officers of the Registrant                     20
  Item 11    Executive Compensation                                                 23
  Item 12    Security Ownership of Certain Beneficial Owners and Management         25
  Item 13    Certain Relationships and Related Transactions                         27

PART IV

  Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K       30


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

  The Company is a diversified holding company that, through its subsidiaries, currently operates primarily in three industry segments: the forestry segment, which distributes, leases and provides financing for industrial and logging equipment (the "Forestry Group"); the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group"); and the transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group"). The Company was incorporated in New Jersey in 1963 under the name Kappa Networks, Inc. In June 1991, through a merger with a wholly owned subsidiary, the Company reincorporated in Pennsylvania and formally changed its name to Polyphase Corporation. In June 1994, the Company, through a merger with a wholly owned subsidiary, reincorporated in Nevada.

  During 1993, under the direction of a new management team, the Company embarked on an aggressive long-term program to diversify its activities and expand its operations. At that time, the Company's sole operating entity was Polyphase Instrument Co. ("PIC"), which conducts the Company's transformer-related activities. PIC, active since 1956, manufactures and sells customized transformers and communications filters, primarily to defense contractors and their suppliers.

  In connection with the Company's program of diversification and expansion, a number of acquisitions were consummated during fiscal 1993, 1994 and 1995:


  . Computer-Related Activities ("Computer Group") Through various transactions in fiscal 1993 and 1994, the Company acquired the operations of several computer-related companies which were engaged in the computer marketing, service and networking business and in software development. These operations were all purchased from individuals and were generally accomplished through the issuance of shares of various series of the Company's convertible preferred stock. All such preferred stock issued was subsequently converted into shares of the Company's common stock. The Company, during fiscal 1996, relinquished control of the Computer Group, first by contributing the stock of Network America, Inc. ("NAI"), Letronix, Inc., dba Computer Systems Concepts ("CSC"), PC Repair of Florida, Inc. ("PCR") and Register-Mate, Inc. ("RMI") to a wholly-owned subsidiary, PC Networx America, Inc. ("PCNA") and selling 51% of PCNA to an unrelated corporation; and by selling 100% of the stock of Micro Configurations, Inc. to the same unrelated entity. No significant gain or loss was recorded on the transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."


  . Taylor-Built Industries, Inc. ("TBI") In October 1993, the Company acquired all of the outstanding capital stock of TBI from James T. Taylor in exchange for 5,000 shares of Series B Preferred Stock, which were subsequently converted into 50,000 shares of Common Stock. TBI, located in Dallas, Texas, was a manufacturer and distributor of automotive aftermarket products. In February 1995, the Company exchanged 100% of the common stock of TBI for 200,000 restricted shares of a publicly-held Company; such shares were sold in a private transaction in fiscal 1996. No significant gain or loss was recorded on these transactions.


  . Dallas Parkway Properties Inc. ("DPPI") The Company, during October 1993, acquired from Weldon Hays all the outstanding stock of DPPI in exchange for 100,000 shares of Series D Preferred Stock, which were subsequently converted into 250,000 shares of Common Stock. At the time of the acquisition, DPPI was a single-asset Texas corporation that owned (subject to related indebtedness) a 40,000 square foot office building in Dallas, Texas, which is used as the Company's corporate headquarters. Ownership of the property was subsequently conveyed to the Company.

  . Texas Timberjack, Inc. ("TTI") In June 1994, the Company acquired all of the outstanding capital stock of TTI from Harold Estes. TTI, with locations in Lufkin, Jasper, Cleveland and Atlanta, Texas, is a distributor of industrial and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes in consideration of approximately $4,000,000 in cash, a $10,000,000 promissory note payable to the order of Mr. Estes, due December 31, 1997 (as modified, renewed and extended), and 100,000 shares of Series A Preferred Stock, which were subsequently converted into 2,000,000 shares of Common Stock.


  . Overhill Farms, Inc. ("Overhill") In May 1995, the Company acquired all the operating assets of IBM Foods, Inc. The purchase, which was accomplished through Overhill, a newly-formed subsidiary of the Company, provided for cash payment to the seller of $31.3 million plus the assumption of certain liabilities of the acquired business. Overhill, located in Culver City, California, is a food processor that produces high quality entrees, meals, soup, sauces and poultry, meat and fish specialities primarily for customers in the weight loss, airline and restaurant chain industries.


PRODUCTS AND SERVICES

  Food Group

  The Food Group, through Overhill, is a value-added manufacturer of quality frozen food products including entrees, plated meals, soups, sauces, poultry, meat and fish specialities. Overhill's strategy has been to position itself as a short run provider to a number of prominent customers such as American Airlines, Jenny Craig International, United Airlines, Albertsons, Price Costco and King's Hawaiian. Historically, Overhill has served four industry segments: airlines, weight loss, food service and retail.

  Forestry Group

  The Forestry Group is a distributor of industrial and logging equipment with locations in Lufkin, Jasper, Cleveland and Atlanta, Texas. TTI carries the Timberjack, Blount and Hyundai lines of industrial and logging equipment and the New Holland line of farm equipment. TTI is involved in the sale, leasing, and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of East Texas although its market extends to surrounding states. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that it currently holds 60% of the shear (a machine that cuts the timber) market, 50% of the skidder (machine which transports the logs out of the forest to a loader) market and approximately 70% of the loader (machine that stacks trees on trucks) market in Texas.

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

SALES AND MARKETING

  Food Group

  Overhill markets its products through an internal sales force and outside food brokers. While Overhill will continue to service the airline and weight loss segments, current management has identified the retail and food service markets, particularly the emerging home meal replacement market, as areas of potential significant future growth. Overhill management has restructured its sales force and redirected its marketing efforts to concentrate on these markets. During fiscal 1996, Overhill began to see the effects of these efforts with products under both the Overhill brand and under private label now being sold in major retail and food service chains.

  Approximately 83% of Overhill's sales in fiscal 1996 were derived from six customers, two of which accounted for approximately 51% of its total sales, Jenny Craig, Inc. (39%) and American Airlines (12%). On a consolidated basis Jenny Craig, Inc. and American Airlines represented approximately 26% and 8% of Company total sales, respectively. Although the Company considers its relationships with these customers to be good, there can be no assurance that these relationships will continue as presently in effect. A decline in the sales of the Food Group's products to these six customers or the loss of, or a significant change in the relationship between the Company and any of these key customers could have a material adverse effect on the Company's business and operating results. It is management's objective to reduce the reliance on this concentration of accounts by further expansion into the retail service markets described above.

  Forestry Group

  TTI currently maintains sales and distribution offices in Lufkin, Jasper, Cleveland and Atlanta, Texas primarily to serve Eastern Texas and Western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on companies located in the area. A general sales manager and branch managers supply technical and operational support at the Lufkin headquarters while nine sales have direct responsibility for customer relationships. TTI meets customers' orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

  Approximately 45% of TTI sales during fiscal 1996 are from new equipment sold to companies involved in the forestry industries. Additional revenues are derived from sales of used equipment (11%), servicing of equipment (5%), sales of parts (17%) and financing equipment sales (22%). No single customer accounts for more than 10% of TTI's sales. Equipment sales are typically financed by TTI for periods ranging from 12 to 24 months at interest rates ranging from 12% to 18% per annum.

  Transformer Group

  The Company sells transformers and filters directly to customers and through commissioned sales representatives principally in the Mid-Atlantic and Northeast regions of the United States. As of September 30, 1996, PIC had an in-house sales and marketing staff of two full-time employees. To obtain new business, PIC relies on referrals from the existing customer base, advertisements in various trade journals and leads generated from its reputation .

  Approximately 83% of the transformers and filters sold by PIC are components of systems used by the United States Armed Forces. Most of the remaining 17% is utilized in various industrial processing systems and commercial avionics.
Major projects in which PIC's products are currently used include the United States Navy's Aegis Destroyer, Airborne Self Protection Jammer and new nuclear attack submarine as well as the United States Army's Bradley Infantry Fighting Vehicle and PLGR Global Positioning System Receiver. Approximately 5% of PIC's sales from these operations in fiscal 1996 were direct spares procurement from various government activities.

  PIC's products are sold to approximately 200 active accounts, principally defense contractors and their suppliers. Nine customers accounted for approximately 76%, 78% and 84% of PIC's sales for fiscal 1996, 1995 and 1994, respectively, which percentages represented approximately 1%, 2% and 12% of the Company's consolidated sales, respectively. Four accounts now have 12% to 14% of PIC's overall sales each. These four accounts are Lockheed Martin, Rockwell International, Eaton Corporation and ITT Avionics.


MANUFACTURING AND SOURCING

  Food Group

  Overhill's manufacturing operations are located in three separate facilities in Los Angeles, California. The operations are labor intensive requiring semi-skilled employees. All manufacturing employees are unionized with contracts covering each plant and due to expire at various times over the next three to six years. Management believes relations with the unions are excellent and does not anticipate any problems which would affect future production. Each plant specializes in different processing operations allowing efficiencies in production of the product. In fiscal 1996, the plants each operated at approximately 70% of capacity.

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

  Transformer Group

  PIC operates a manufacturing facility in Fort Washington, Pennsylvania that produces approximately 92% of the Transformer Group's transformers and all filters. Transformers are also manufactured at a leased facility in Haiti. See "Properties--Transformer Group."

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


BACKLOG

  Food Group

  At September 30, 1996, Overhill had unfilled purchase orders aggregating approximately $2,350,000, as compared to $2,222,000 at September 30, 1995. Substantially all of the backlog is expected to be delivered to customers within the following 12 month period. Overhill may experience variations in the total amount of the backlog at any given date and, accordingly, Overhill's backlog is not necessarily indicative of trends in the Company's business. Orders are subject to changes in quantities or to cancellation with thirty days notice without penalties to customers.

  Forestry Group

  As a dealer, servicer and financier of forestry equipment, TTI does not maintain a backlog of orders. Equipment ordered by a customer that is not in inventory takes approximately one to six weeks to be shipped from the manufacturer or another representative.

  Transformer Group

  At September 30, 1996, PIC had unfilled purchase orders aggregating approximately $1,200,000 as compared to $700,000 at September 30, 1995. Orders may be subject to cancellation at the customer's discretion subject to substantial cancellation charges. Based on current delivery schedules and shipments, management believes that the Transformer Group will ship substantially all of its current backlog within the following 12 months. The Transformer Group's backlog may not provide meaningful period-to-period comparisons and such comparisons and the backlog may not be indicative of future results.


PRODUCT DEVELOPMENT

  Food Group

  Overhill maintains a separate research, development and quality control departments who formulate recipes and upgrade specific products for current customers and establish production and quality standards. Products are developed based upon either customers' specifications or recipes from the marketing and research and development departments. Overhill is continuously modifying recipes as customers' tastes change. During fiscal 1996, the Company continued its expansion into the retail and food service areas with branded and private label entrees.

  Forestry Group

  TTI does not develop products for sale to the public. TTI relies primarily upon two suppliers, Timberjack, Inc. and Blount, for a majority of its new units and parts.

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

  The Company has registered the trademark "Polyphase" in the United States Patent and Trademark Office.

REGULATION

  The Food Group is subject to strict government regulation particularly in the health and environmental areas by the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA"), Occupational Safety and Health Organization ("OSHA") and the Environmental Protection Agency ("EPA"). The Food Group anticipates increased regulation by the USDA and FDA concerning food processing and storage. The Company's food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position. During 1996, the Company implemented a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

  The Transformer and Forestry Groups are required to comply with various governmental regulations and requirements concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

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

  Food Group

  Overhill's food products, consisting primarily of poultry, pasta and to a lesser extent beef and assorted related products, compete with those produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies including Tyson Foods, Hudson Foods and ConAgra which have greater financial and marketing resources. Competition is intense with most firms producing similar products for the fast food and retail industries. Competitive factors include price, product quality, product development, customer service and, on a retail basis, brand name recognition. Overhill competes in this market by its ability to produce small/custom product runs within a short time frame and on a cost effective basis.

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

  PIC competes directly with a number of manufacturers, primarily in the United States, certain of which have financial and other resources substantially greater than PIC. In addition, such manufacturers generally have more extensive facilities than those that are, or in the foreseeable future may become, available to PIC. In this market, changing governmental policies can rapidly create or eliminate areas of competition and market share. There is no assurance that PIC will be able to maintain or further increase its market share.


EMPLOYEES

  As of September 30, 1996, the Company had approximately 989 employees as follows: 59 full-time employees at PIC in Pennsylvania, 74 full-time employees in the Forestry Group, approximately 846 full-time employees in its Food Group and 10 full-time employees in the corporate office. All subsidiaries presently provide group health plans for their domestic employees and pay a portion of the costs associated with such plans. TTI also maintains profit sharing plans for its employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

CORPORATE HEADQUARTERS

  The Company's corporate headquarters are located at 16885 Dallas Parkway, Dallas, Texas 75248 and contain approximately 40,000 square feet of office space. This building is subject to a first priority lien mortgage held by Comerica Bank-Texas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

FOOD GROUP

  Overhill leases three manufacturing facilities in the Los Angeles, California area. Plant No.1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill also leases two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and 7,927 square feet of office space in Culver City, California. While Overhill believes the existing facilities are adequate to meet its requirements in the foreseeable future, the Company is currently reviewing the cost effectiveness of consolidating all manufacturing and administrative functions into one location.

FORESTRY GROUP

  TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas and leases buildings in Cleveland and Atlanta, Texas. One building in Lufkin, Texas has 38,500 square feet, of which 18,900 square feet comprise the shop area. The other two buildings in Lufkin have 3,600 and 4,200 square feet and comprise the wash rack and storage room, respectively. One building in Jasper, Texas has 10,000 square feet of which 6,600 square feet comprises the shop area. The other building in Jasper has 900 square feet and is used as a wash and paint room. The Cleveland building has approximately 1,800 square feet and is used as a shop and for parts. The Atlanta building has approximately 7,500 square feet and is used for parts sales.

  During the year, Texas Timberjack completed the real estate transaction in which Lowe's Home Centers, Inc. acquired the five acres on Loop 287 that was the site of the Company's Lufkin operations. TTI relocated to its newly constructed facilities on thirty-one acres located five miles south of Lufkin on Highway 59.

TRANSFORMER GROUP

  PIC's domestic transformer and filter manufacturing operations are housed in a 44,000 square foot, leased, single-story facility in Fort Washington, Pennsylvania, about 30 miles from Philadelphia. The lease for this facility is due to expire in May 1998. PIC's foreign manufacturing operations are based in an 8,400 square foot building in Port-au-Prince, Haiti, which is rented by PIC on a month-to-month basis. Management believes that these facilities are in suitable condition and are adequate for PIC's needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

  In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., subordinated debt holders of Overhill. The suit claims, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. The Company has filed a counter suit claiming Rice Partners II, L.P. (i) refused to comply with verbal agreements to the indenture (ii) conspired with the former general manager of Overhill to force the Company to sell Overhill Farms at a distressed price in order to benefit Rice Partners II, L.P. and (iii) caused the halting of trading of the Company's stock.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Common Stock is listed on the American Stock Exchange under the symbol "PLY." The following table sets forth the range of high and low sales prices for the Common Stock on the American Stock Exchange for the periods indicated:


         Fiscal 1997                High      Low
         -----------                -----     ---

  Quarter from October 1, 1996
     to December 31, 1996         $ 7.4375  $  3.8750

  Quarter from January 1, 1997
     to February 3, 1997 (1)      $ 5.5000  $  3.8125

         Fiscal 1996                High      Low
         -----------                -----     ---

  Quarter from October 1, 1995
     to December 31, 1995         $ 4.7500  $  3.1250

  Quarter from January 1, 1996
     to March 31, 1996            $ 4.3750  $  2.7500

  Quarter from April 1, 1996
     to June 30, 1996             $ 4.2500  $  3.0625

  Quarter from July 1, 1996
     to September 30, 1996        $ 7.2500  $  1.8750


         Fiscal 1995                High      Low
         -----------                -----     ---

  Quarter from October 1, 1994
     to December 31, 1994         $ 5.7500  $  3.1250

  Quarter from January 1, 1995
     to March 31, 1995            $ 3.7500  $ 2.1250

  Quarter from April 1, 1995
     to June 30, 1995             $ 3.6250  $ 2.6875

  Quarter from July 1, 1995
     to September 30, 1995        $ 3.8750  $ 3.0625


--------------------------------------------------------------------------------
(1) On February 3, 1997 the Company agreed with the American Stock Exchange, Inc. to temporarily halt trading of its Common Stock pending the filing of this annual report on Form 10-K for the fiscal year ended September 30, 1996.

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

  The Company is restricted from paying dividends on its Common Stock pursuant to the indenture (the "1999 Indenture") executed in connection with the issuance of $4,000,000 in principal amount of 12% Senior Convertible Debentures due July 1, 1999 (the "1999 Bonds"), and is further restricted pursuant to the indenture (the "1997 Indenture") executed in connection with the issuance of $1,500,000 in principal amount of 12% Senior Convertible Debentures due December 1, 1997 (the "1997 Bonds"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In general, the 1999 Indenture and the 1997 Indenture prohibit the Company from paying or making within any 12-month period dividends or distributions on its Common Stock having a value in excess of 50% of the consolidated net income of the Company, unless each holder of the 1999 Bonds and 1997 Bonds receives an amount equal to its pro rata portion of the dividend or distribution (on an as-converted into Common Stock basis). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

  On February 3, 1997, the closing sales price for the Company's Common Stock on the American Stock Exchange was $3.8125 per share.

  As of December 31, 1996, the Company estimates that there were approximately 2,200 beneficial owners of the Company's Common Stock, represented by 215 holders of record.


RECENT SALES OF UNREGISTERED EQUITY SECURITIES

  In November 1995, the Company sold in a private transaction to Infinity Investors, Ltd. for $2,500,000, 250,000 shares of Series A-3 Preferred Stock having an aggregate redemption value of $2,500,000 and convertible into 500,000 shares of common stock.


  The shares of Preferred Stock described above were not registered under the 1933 Act and were issued by the Company in reliance on the exemptions provided under Section 4(2) of the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

  The table set forth below is selected financial data for the Company for each of the last five fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes included elsewhere herein.



                                                       Fiscal Year Ended September 30
                                      ---------------------------------------------------------------
                                                (Thousands of Dollars Except Per Share Data)
Income Statement Data:                    1996          1995         1994         1993        1992
                                      ---------------------------------------------------------------

Revenues                             $   149,541   $   102,035  $   24,970   $    7,326  $    5,563
Operating Income                           6,665         6,752         355          390        (833)
Earnings (Loss) Before
  Extraordinary Item and
  Cumulative Effect of Change
  in Accounting Principle                   (242)        3,286      (1,384)         852        (883)

Net Income (Loss)                           (242)        3,286      (1,017)       1,036        (883)

Income (Loss) per Common Share:
  Before Cumulative Effect of
    Extraordinary Item and Change
    in Accounting Principle          $      (.03)  $       .26  $     (.28)  $      .24  $     (.35)
  Extraordinary Items                                                               .01         .05
  Cumulative Effect of
    Accounting Change                                                               .06
                                                                             ----------
  Net Income (Loss)                  $      (.03)  $       .26  $     (.21)  $      .29  $     (.35)
                                     ===========   ===========  ==========   ==========  ==========

Weighted Average Common
  and Common Equivalent
  Shares Outstanding                  13,184,466    12,745,701   4,881,454    3,616,795   2,505,785


                                                              As of September 30
                                      ---------------------------------------------------------------
                                                           (Thousands of Dollars)
Balance Sheet Data:                       1996          1995         1994         1993        1992
                                      ---------------------------------------------------------------

Total Assets                         $    94,179   $    88,159  $   37,975   $    9,034  $    3,904
Long-Term Debt                                 -        27,230       5,259          169         620
Total Liabilities                         68,991        66,335      23,618        1,740       1,926
Accumulated Income (Deficit)              (1,488)       (1,095)     (4,381)      (3,365)     (4,400)
Stockholders' Equity                      23,998        21,137      14,357        7,293       1,977


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


  Statements contained in this Form 10-K that are not historical facts, including, but not limited to, the projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation.

Results of Operations

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

    For the year ended September 30, 1996 the Company's revenues increased $47,506,000 (47%), to $149,541,000 from $102,035,000 in fiscal 1995. Operating income for the year ended September 30, 1996 decreased $87,000 (1%) to $6,665,000 from $6,752,000 in fiscal 1995. Net income to common shareholders for the year ended September 30, 1996 was a loss of $392,000, a decrease of $3,678,000 (112%) from net income of $3,285,599 in fiscal 1995. The increase in revenues was attributable to the inclusion of Overhill for a full twelve months in fiscal 1996 as compared to twenty one weeks in fiscal 1995, offset somewhat by reduced sales at TTI and the Computer Group, control of the latter of which was divested in July 1996. The decrease in net income to common stockholders was attributable to increased interest expense from the Overhill acquisition, the reduction of tax benefits available during the year, reduction of profits at TTI, losses incurred by the Computer Group and dividends on the outstanding preferred stock.

  After evaluating the industry and growth potential of the Computer Group, management determined current and future operating margins within the Computer Group no longer met long term expectations. Consequently, in July 1996 the Company sold a controlling interest in the Computer Group to an unrelated third party. The sale of 51% of a newly-formed subsidiary whose sole assets consisted of the capital stock of Network America, Inc., PC Repair of Florida, Computer Systems Concepts, and Register Mate, Inc. occurred in July 1996. For the year ended September 30, 1996 the Computer Group contributed revenues of $10,398,000 and operating losses of $1,531,000. The Company in fiscal 1996 without the Computer Group would have realized revenues of approximately $139,142,000 and operating income of $8,196,000.

  Also during the fiscal year the Company reached an agreement to manage the development and construction of a domed stadium in Las Vegas, Nevada. The project is being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company. Preliminary design specifications for the facility include accommodations for 85,000 and the ability to reduce capacity for arena-style events. The Company's involvement will also include the marketing of luxury suites, premium seating and sales of concessions, sponsorships and other ancillary rights. The Company has funded $4,000,000 of debt that (1) is convertible into a 14% economic interest in Stadium Partners and (2) is guaranteed by Mr. Tanner and the Pyrenees Group, a private investment firm controlled by Mr. Tanner. Beginning in January 1996, the Company began recording a monthly fee for managing the project. For the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners. At September 30, 1996, the total amount receivable from Stadium Partners amounted to approximately $13.3 million, which includes the convertible debt and managment fees discussed above as well as additional advances made by the Company. The collectibility of this receivable, which is currently approximatly $18 million, is dependent upon the success of the project
and/or performance under the guarantees referred to above.   However, all such
amounts are guaranteed by Mr. Tanner and the Pyrenees Group.

  On November 15, 1996, PLY Stadium Partners, Inc., through a newly-formed partnership (the "Partnership"), purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by a Lehman Brothers affiliate ("Lehman"), with the lender also
receiving 50% equity interest in the partnership.   As a result of the new
partnership arrangement, Stadium Partners is precluded from making any revenue distributions until permanent financing is arranged or until revenues from the sale of luxury suites, premium seats and/or concession rights are sufficient to repay the financing provided by Lehman. Stadium Partners launched its marketing campaign in Las Vegas on January 15, 1997, but by March 15, 1997, sales were insufficient to satisfy the Lehman repayment. As a result of Stadium Partners' failure to make timely payment of its obligation to Polyphase, the Company was required to establish a reserve of $3.34 million against the income accrued, which after applicable taxes reduced net income by $2.2 million. The reserve will be reduced as collections and distributions are made pursuant to the Stadium Partners loan agreements. There can be no assurance that payments will be made and the Company has discontinued accruing for interest and management fees.

  Sales in the Food Group increased $58,376,000 (145%) to $98,771,000 in fiscal 1996 from $40,395,000 for the twenty one week period during fiscal 1995 in which the Company owned the Overhill operations. Overall sales have remained stable during the year despite the turndown in the weight loss sectors and airline sectors. Overhill's expansion into brand name entrees and restaurant specialty products offset the sales decline in other sectors. Brand name frozen entrees have begun to gain name recognition and sales momentum at the regional level while specialty products for the restaurant industry are developing market share in a competitive environment. Operating income for fiscal 1996 was $6,260,000 as compared to $2,708,000 for the twenty one weeks of fiscal 1995. Gross margins on sales increased while operating income as a percentage of revenues decreased. The changes resulted from a change in the product mix as more emphasis is placed on the higher margined specialty products which require higher marketing and administrative expenses.

  The Forestry Group sales decreased $8,531,000 (20%) from $42,778,000 in fiscal 1995 to $34,247,000 in fiscal 1996. Operating income decreased $1,651,000 (35%) from $4,691,000 in fiscal 1995 to $3,040,000 in fiscal 1996.
The decreases in revenues and operating income are attributable to unseasonable weather in fiscal 1996, contributing to weaker timber prices and decreased sales of logging equipment. The Company also incurred additional expenses while moving its Lufkin location to a larger facility and opening a third sales office in Atlanta, Texas. See "Business-Properties" and "Liquidity and Capital Resources."

  The Transformer Group sales decreased $54,000 (1%) from $3,603,000 in fiscal 1995 to $3,549,000 in fiscal 1996. Operating income also decreased $226,000 (75%) primarily due to higher general and administrative costs during the year and the effects of a fire which closed the business for three weeks. The Company anticipates revenues and operating income will continue to decrease over the next few periods as the industry begins a slow decline due to innovations in alternative sources of electro-mechanical devices.

  The Computer Group as mentioned above was consolidated into PC Networx America, Inc. and a 51% interest was sold July 1, 1996. Revenues for the nine months of fiscal 1996 were $10,398,000 as compared to revenues of $15,259,000 for twelve months of fiscal 1995. The group incurred operating losses of $1,530,000 in fiscal 1996 as compared to operating income of $549,000 in fiscal 1995. The decreases in revenue and losses in Computer Group were attributable to inventory adjustments in the third quarter of fiscal 1996 and significant declines in prices of memory and other components. These factors contributing with the lower gross margins on "clone" computers resulted in management's decision to sell a controlling interest in the group.


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

  Net sales for the Company increased $77,065,000 (308 %) from $24,970,000 in 1994 to $102,035,00 in fiscal 1995. The increase in sales was primarily attributable to the Overhill acquisition during the 1995 fiscal year. Operating income increased $6,396,000 (1800%) from $355,000 in fiscal 1994 to $6,752,000 in fiscal

1995. Increased operating income was primarily the result of economies of scale achieved through higher revenues and additional companies.

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

  Sales in the Transformer Group remained relatively flat due to the decreased spending in military contracts. In fiscal 1995 sales increased $86,000 (2%) from $3,517,000 in 1994 to $3,603,000 in fiscal 1995. Operating income improved $86,000 (38%) as management continued to reduce staff and other selling general and administrative expenses. The Company expects that, during the foreseeable future, revenues in the Transformer Group will remain at approximately the same level as fiscal 1995 with a slight decrease in operating profits.

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


LIQUIDITY AND CAPITAL RESOURCES

  Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased $2,994,000 to $281,000 at September 30, 1996 compared to $3,275,000 at September 30, 1995.

  The Company generated $2,775,000 cash from operations in fiscal 1996 as compared to a use of $2,307,000 in fiscal 1995. The increase in cash flow from operations results from larger increases in depreciation and amortization expenses associated with the acquisition of Overhill, larger provision for doubtful accounts in the current year over the prior year coupled with changes in working capital items.

  The Company's investing activities for the year ended September 30, 1996 used cash of approximately $9,812,000 as compared to a use of cash (primarily due to the Overhill acquisition) of $32,067,000 in the year ended September 30,1995. During fiscal 1996 the Company's use of cash consisted primarily of advances to Stadium Partners. In January 1996 the Company agreed to provide Stadium Partners $4,000,000 of debt (bearing interest at 12%), convertible to a 14% economic interest in Stadium Partners and guaranteed by Mr. Tanner and Pyrenees. Additional advances were made during the year totalling approximately $9,271,000 consisting of cash advances of $5,931,000 and accrued revenue and interest of $3,340,000; such accrued revenue and interest has been reserved at September 30, 1996. Effective October 1, 1996 the Company no longer accrues management fees or interest income on the existing advances. The additional advances are subject to the above guarantees and are currently due and payable by Stadium Partners. Subsequent to September 30, 1996 the Company further advanced Stadium Partners $4.9 million. The funds advanced consisted of $2.4 million, drawn from an existing line of credit, and $2.5 million from a six month term note. The term note bears interest at 16%, is payable monthly and is secured by a second lien on the Company's headquarters. As additional collateral, the Company agreed to issue an option on 500,000 shares of Series A-2 preferred stock (convertible into 1,000,000 shares of common stock) which is exercisable upon default of certain covenants of the agreement.

  The Company's financing activities provided cash of $4,043,000 for the year ended September 30, 1996 as compared to $36,612,000 cash provided in the year ended September 30, 1995. During fiscal 1996, the Company placed $2,500,000 of Series A-3 Preferred Stock. The Series A-3 Preferred Stock is entitled to a 12% cumulative dividend payable quarterly and each share of Series A-3 Preferred Stock is convertible by the holder from time to time into two shares of common stock subject to certain adjustments. Also during the year the Company entered into an agreement with Merrill Lynch whereby the Company sold the 1997 Bonds on generally the same terms and conditions of the offering of the 1999 Bonds. The 1997 Bonds bear interest at 12% are payable semiannually in June and December, are convertible into common stock at the rate of $5.00 per share and become due and payable on December 1, 1997. The funds from these transactions were used, in part, in the repayment of advances of $1,153,000 from related parties in connection with the acquisition of Overhill and prepaying $750,000 on existing Overhill term loans. On April 1, 1996 the Company utilized a line of credit for approximately $6 million for an advance made to Stadium Partners.

  During the year, TTI completed the real estate transaction in which Lowe's Home Centers, Inc. acquired the five acres on Loop 287 that was the site of the Company's Lufkin operations. TTI relocated to its newly constructed facilities on thirty-one acres located five miles south of Lufkin on Highway 59. TTI realized a gain of $875,000 on the transaction.

  During 1995 the Company entered into a financing arrangement which provided a senior credit facility of $18,000,000 and a subordinated debt placement of $13,000,000. These funds were used to provide financing for the acquisition of the net assets of IBM Foods, Inc.

  The senior credit facility was provided by Finova Capital Corporation and included a line of credit, of which approximately $9,700,000 was initially drawn, and two term loans. Borrowings under the line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based upon eligible receivables and inventory. At September 30, 1996 approximately $9,714,000 was outstanding under the revolving line of credit. Term Loan A in the original amount of $2,000,000 is payable in monthly installments of $33,333 plus interest at prime plus 2.5%. Term Loan B in the original amount of $4,000,000 is payable in monthly installments of $83,333 plus interest at prime plus 2.5%. The senior credit facility contains various covenants which include, without limitation, a restriction on the permissible capital expenditures of Overhill, specified current debt to net worth ratios, specified levels of net worth and a limitation on the ability of the Company to realize monies, including dividends, and management and consulting fees, from Overhill to $250,000 per annum. Furthermore, the capital stock and substantially all assets of Overhill are pledged as collateral for the credit facility.

  The subordinated debt placement in the amount of $13,000,000 bears interest at 13% per annum, payable semiannually. Principal payments in the amount of $6,500,000 each are due in April 2002 and 2003. The subordinated debt includes warrants to purchase shares of Overhill (representing up to 22.5% of its common stock) at any time over a ten-year period which ends May 5, 2005 for a nominal exercise price of $100. The warrant holders also have the option to "put" the warrants to the Company at a "put" price based upon the higher of fair market, book or appraised value of the subsidiary. The "put option" becomes exercisable anytime after May 5, 2000 or at any time Overhill experiences a change in control or merges with another unaffiliated company. Additionally the Company has the option of calling the outstanding warrants for cash at anytime after May 5, 2001. The call price is determined using the same formula as provided for determining the "put" price of the warrants. The subordinated debt facility contains covenants similar to those described in the senior credit facility. At September 30, 1996 the Company's subordinated debt balance, net of discount, was $12,596,000. The lender and the subordinated debt are subject to litigation as described in Item 3.

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

See "Properties--Corporate Headquarters." At September 30, 1996, the term loan with Comerica had approximately $846,000 outstanding.

  In connection with the acquisition of TTI, the Company sold $4,000,000 in principal amount of the 1999 Bonds to Merrill Lynch World Income Fund, Inc. and Convertible 1999 Holdings, Inc. (collectively, the "Purchasers" or "Merrill Lynch"). The 1999 Bonds are convertible by a Bond holder at any time prior to June 30, 1999 into such number of shares of Common Stock as is equal to the principal amount of such Bond (or in $1,000 increments thereof) divided by $5.65 (such conversion price being subject to adjustment in certain instances). See "Market for Common Equity and Related Stockholder Matters." The 1999 Indenture requires the Company to maintain key-man life insurance policies on Paul A. Tanner and James Rudis. The policies on each of Mr. Tanner and Mr. Rudis must name as loss payee the trustee under the Indenture for the benefit of the 1999 Bond holders and must be in an amount at least equal to the principal amount of the 1999 Bonds outstanding from time to time multiplied by the redemption price in effect at such time.

  In December 1995, the Company sold the 1997 Bonds to Merrill Lynch on generally the same terms and conditions. The bonds are convertible by the Bond Holder anytime prior to December 1997 into shares of Common Stock at a rate of $1,000 increments divided by $5.00 per share.

  In connection with the TTI acquisition, the Company also issued a non-interest bearing note to Harold Estes for $10,000,000 due October 31, 1994, on which the Company imputed interest at 8.0% per annum. The Company has since modified, extended and renewed the note whereby the note currently having a balance including accrued interest of $12,546,600 has been extended to December 1, 1997 bearing interest at 10% through June 30, 1997 and 16% thereafter. The Company anticipates that it will be required to refinance this note payable on a long-term basis and is presently in negotiations with potential lenders to accomplish their goal. There is no certainty that Company will be able to refinance this note on acceptable terms or at all, by December 1, 1997. The note holder has no recourse to any of the assets or capital stock of Polyphase Corporation or any of its other subsidiaries and no cross-default provisions exist between this note and any other Polyphase debt.

  TTI currently has an $11,000,000 line of credit at prime + 1/2% at Comerica maturing on February 1, 1997 and extended on a month to month basis. The agreement with Comerica relating to this line of credit contains various restrictive covenants, including requiring TTI to maintain a tangible net worth of $4,500,000, total debt divided by the tangible net worth of no greater than
4.0 to 1.0, fixed charged coverage of 1.5 to 1.0 and a minimum working capital of $2,200,000. The balance at September 30, 1996 on the Comerica line of credit was $8,900,000. The line has been extended for renewal pending receipt of audited financial statements.

  The Company has not complied with certain covenants involving the Rice, Finova, Merrill Lynch, and Comerica loan agreements, including covenants that restrict transactions with affiliates and requiring the filing of audited financial statements for the Company and its subsidiaries on a timely basis. As a result, the Company's debt has been classified as current as of September 30, 1996.

  The Company is in the process of negotiating a transaction involving Overhill that the Company expects will resolve the Rice lawsuit and improve the Company's overall debt structure, but there can be no assurance that such transaction will be consummated.

  Accordingly, the Company's management believes that cash generated from the proposed Overhill transaction and from operations, together with existing lines of credit, will be sufficient to enable the Company to meet its liquidity requirements for the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS.

  See Index to Consolidated Financial Statements included in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



  The following table sets forth certain information regarding the directors and executive officers of the Company.


   Name                Age                      Positions
   ----                ---                      ---------

Paul A. Tanner          66             Chairman of the Board, President
                                       and Chief Executive Officer

James Rudis             47             Executive Vice President and
                                       Director

William E. Shatley      50             Senior Vice President, Chief
                                       Financial Officer and Treasurer

Paul A. Tanner, Jr.     43             Director

Harold Estes            56             President of Texas Timberjack,
                                       Inc.
                                       and Director (1)
Michael F. Buck         57
                                       Director


George R. Schrader      65             Director


--------------------------------------------------------------------------------
(1) Mr. Estes resigned as director of Polyphase Corporation on April 5, 1997

  PAUL A. TANNER was elected to the Board of Directors on December 21, 1992 and has served as Chairman of the Board, President and Chief Executive Officer since December 29, 1992. He served as Chief Financial Officer and Chief Accounting Officer from December 29, 1992 until March 2, 1994. He has been a licensed Texas Real Estate Broker for over 30 years and is President of Southland Resources, Inc., a private investment firm. Since 1956, Mr. Tanner has been the owner and Chief Executive Officer of several companies engaged in oil and gas development, real estate development, computer manufacturing and the national distribution of office and telecommunications products.

  JAMES RUDIS was elected to the Board of Directors in December 1992 and has served as Executive Vice President of the Company since March 2, 1994. He is President of Quorum Corporation, a private consulting firm involved in acquisitions and market development and has held that position since September 1984. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company's Commercial Finance Division.

  WILLIAM E. SHATLEY was named as Senior Vice President and Treasurer of the Company in March 1994. He joined the Company in an executive capacity in October 1993, having previously served the Company on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a Certified Public Accountant since 1970, previously conducted his own consulting and accounting practice (1982-1993), after having served as Vice President and Chief Financial Officer of Datotek, Inc., a manufacturer of electronic communications security equipment (1977-1982) and in an executive capacity with Arthur Andersen & Co. (1968-1977).

  MICHAEL F. BUCK is President of Mimatian Co., an operations and materials consulting firm. From August 1990 to August 1994, Mr. Buck served as Vice President of Bath Iron Works, Inc., a company engaged in building Aegis Class cruisers and destroyers for the United States Navy. From August 1989 to August 1990, Mr. Buck was a Vice President of Sabreliner Corporation, a company engaged in building, maintaining and overhauling executive jet aircraft. From March 1986 to August 1989, Mr. Buck was Vice President and Director of Procurement for International Telephone and Telegraph. He became a director of the Company in December 1989.

  GEORGE R. SCHRADER was appointed as a director in March 1994 to fill a vacancy on the Board. He is currently a named member of Schrader & Cline, LLC, a financial and governmental management consulting firm. From 1983 to 1993, he was a principal of Schrader Investment Company, whose activities paralleled those of Schrader & Cline, LLC. Mr. Schrader's additional experience includes 10 years as City Manager for the city of Dallas, Texas and a total of nine years experience as City Manager for the Texas cities of Mesquite and Ennis.

  PAUL A. TANNER, JR. was elected as a director in February 1996. He served as a Vice President of the Company's wholly owned subsidiary Letronix, Inc. from October 1993 until its sale in July 1996. From February 1990 to October 1993, he served as Vice President of Southland Resources, Inc. a private investment firm controlled by Paul A. Tanner. He is the son of Paul A. Tanner.

  HAROLD ESTES was elected as a director in February 1996. He is the President of Texas Timberjack, Inc. a wholly owned subsidiary of the Company. TTI is a distributor of industrial and commercial timber and logging equipment with locations in Lufkin, Cleveland, Atlanta and Jasper, Texas. Mr. Estes has been President of TTI since 1984, when he acquired TTI from Eaton Corporation. On April 5, 1997 Mr. Estes resigned from the Board of Directors.


MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

  The Board has standing Executive, Compensation and Audit Review Committees. The Compensation Committee is comprised of Messrs. Buck and Schrader. During fiscal 1996, the Compensation Committee met two times. The Compensation Committee (i) administers the Company's employee stock option plans and approves the granting of stock options and (ii) approves compensation for officers.

  The Executive Committee is composed of Messrs. Tanner and Rudis. During fiscal 1996, the Executive Committee met 10 times. Except as restricted under Nevada law, the Executive Committee possesses all of the power and authority of the Board of Directors between meetings of the Board of Directors.

  The Audit Review Committee is composed of Messrs. Buck and Schrader. During fiscal 1996, the Audit Review Committee did not meet. Its functions are to (i) recommend the appointment of independent accountants; (ii) review the arrangements for and scope of the audit by independent accountants; (iii) consider the adequacy of the system of internal controls and review any proposed corrective actions; and (iv)review and monitor the Company's policies regarding business ethics and conflicts of interest.

  The full Board of Directors met four times during fiscal 1996. No director attended fewer than 75% of the total number of meetings of the Committee on which such director served.


SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16 (a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a).

  Based solely upon a review of the copies of forms furnished to the Company, the Company believes that during fiscal 1996, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were satisfied, with the exception that (i) the Pyrenees Group failed to report eleven transactions on Form 4, which were reported on a Form 5 that was filed late, (ii) Paul A. Tanner failed to report thirteen transactions that occurred during fiscal 1996 and prior fiscal years, which were reported on a Form 5 that was filed late and on an amended Form 5 from a previous reporting year, (iii) Michael F. Buck failed to report four transactions on Form 4, which were reported on a Form 5 that was filed late, (iv) Harold Estes failed to report one transaction on Form 4, which was reported on a Form 5 that was filed late, (v) Paul A. Tanner, Jr. filed his Form 3 late and failed to report one transaction on Form 4, which was reported on a Form 5 that was filed late, (vi) James Rudis failed to report three transactions on Form 4, which were reported on a Form 5 that was filed late (vii) William E. Shatley failed to report five transactions on Form 4, which were reported on a Form 5 that was filed late and (viii) George R. Schrader failed to report one transaction on Form 4, which was reported on a Form 5 that was filed late.

ITEM 11.  EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

  The following table sets forth for fiscal 1996, 1995 and 1994 compensation awarded or paid to Mr. Paul A. Tanner, the Company's Chairman of the Board, President and Chief Executive Officer and Mr. James Rudis, the Company's Executive Vice President (collectively, the "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of $100,000 for the year ended September 30, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term
                                                                                                    Compensation
                                           Annual Compensation                                         Awards
                               -------------------------------------------                         ---------------
Name and Principal              Fiscal                                            Other Annual                         All Other
   Position                      Year             Salary           Bonus          Compensation      Options/SARs      Compensation
------------------             --------          ---------        ---------      --------------    ----------------   ------------
Paul A. Tanner...............    1996             $196,560          $  0            $  --(1)           130,000            $  -
President, Chief                 1995             $187,200          $  0            $  --(1)                 -            $  -
Executive Officer and            1994             $166,200          $  0            $  --(1)                 -            $  -
Director



James Rudis..................    1996             $120,960          $  0            $  --(1)           130,000            $  -
Executive Vice                   1995             $115,200          $  0            $  --(1)                 -            $  -
President  and                   1994             $ 96,300          $  0            $  --(1)                 -            $  -
Director

_______________

(1) Mr. Tanner and Mr. Rudis each received certain perquisites and other personal benefits from the Company during fiscal 1996, 1995 and 1994. These perquisites and other personal benefits, however, did not equal or exceed 10% of Mr. Tanner's or Mr. Rudis', as the case may be, salary and bonus during fiscal 1996,1995 or 1994.


     The following table sets forth, for the Named Executive Officers, information concerning individual grants of stock options made during the last completed fiscal year ended September 30, 1996.



                                                                                                       POTENTIAL REALIZED VALUE AT
                                                                                                         ASSUMED ANNUAL RATES OF
                                                                                                   STOCK PRICE APPRECIATION
                      NUMBER OF SECURITIES     % OF TOTAL OPTIONS/SAR'S                                        FOR OPTION TERM
                    UNDERLYING OPTIONS/SAR'S     GRANTED TO EMPLOYEE      EXERCISE PRICE    EXPIRATION   -------------------------
     NAME                  GRANTED (#)             IN FISCAL YEAR           ($/SHARE)          DATE        5% ($)       10% ($)
-----------------   -------------------------  ------------------------  ---------------   -----------   ---------     -----------
Paul A. Tanner             130,000                      25.5%                 $2.00          7-22-06       423,800       674,375

James Rudis                130,000                      25.5%                 $2.00          7-22-06       423,800       674,375


_______________
(1) The exercise price for each option is the fair market value of the Common Stock on the date of grant, and such options are immediately exerciseable.

     The following table describes for the Named Executive Officers options and the potential realizable value for his options at September 30, 1996.


                            FISCAL YEAR END SEPTEMBER 30, 1996 OPTION/SAR VALUES

                                                                 Value of Unexercised
                                 Number of Unexercised               In-the-Money
                                    Options/SARs at                 Options/SARs at
                                  September 30, 1996             September 30, 1996(1)
                               ---------------------------    --------------------------
                               Exercisable   Unexercisable    Exercisable  Unexercisable
                               ------------  -------------    -----------  -------------

Paul A. Tanner..                130,000            -          $  609,375       $ -

James Rudis.....                276,500            -          $1,479,219       $ -

---------
(1) Based on $6.875 per share of Common Stock, which was the closing price per share of Common Stock on September 30, 1996 on the AMEX as reported by The Wall Street Journal.


DIRECTOR COMPENSATION

          Directors who are also employees of the Company receive no additional compensation for services as directors. Nonemployee directors receive an annual fee of $1,000 and are also reimbursed for all expenses incident to their service on the Board of Directors.

          During July 1996, the following directors were granted options to purchase Common Stock, exercisable at $2.00 per share (the fair market value at the date of grant) in whole or in part, expiring in July 2006, as follows:


                          Name             Option Shares
                    ------------------     -------------

                    Michael Buck                  30,000

                    George R. Schrader            30,000

                    Paul A. Tanner, Jr.           30,000

          In March 1994, Mr. Schrader was granted options to purchase 50,000 shares of Common Stock. Mr. Schrader's options are exercisable at $5.25 per share (the fair market value at the date of grant), in whole or in part, and will expire in March 1999.

          During July 1993, Mr. Buck was granted options to purchase 75,000 shares of Common Stock. Mr. Buck's options, are exercisable at $0.75 per share (the fair market value at the date of grant), in whole or in part, and will expire in July 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth information regarding the beneficial ownership of Common Stock as of December 31, 1996 by each person or group who owned, to the Company's knowledge, more than five percent of the Common Stock, each of the Company's directors, the Company's Chief Executive Officer, and all of the Company's directors and executive officers as a group.


                                                   AMOUNT AND NATURE        PERCENT
                                                          OF                  OF
              NAME                                BENEFICIAL OWNERSHIP      CLASS (1)
-------------------------------------------       ---------------------   ------------

Paul A. Tanner.............................          490,882   (2)           3.6

James Rudis................................          557,900   (3)           4.0

Michael F. Buck............................           31,000   (4)            *

Harold Estes...............................        2,700,000   (5)          19.8

George R. Schrader.........................           80,000   (6)            *

Paul A. Tanner, Jr.........................        1,148,964   (7)           8.4

The Pyrenees Group.........................        1,903,000   (8)          13.9

Tanner Family Trust........................          447,205   (9)           3.3

Elizabeth Carter Children's
 Foundation................................          671,759  (10)           4.9

Wayne H. Creasy............................          447,205  (11)           3.3

Merrill Lynch..............................        1,007,965  (12)           6.9

All directors and executive officers as a
 group (7 persons).........................        5,254,346  (13)          36.3


----------------

*       Less than 1%.

(1) Except as noted, the listed persons have sole investment power and sole voting power as to all shares of Common Stock for which they are identified as being the beneficial owners. Information as to beneficial ownership has been furnished to the Company by such individuals. Such presentation is based on 13,664,109 shares of Common Stock outstanding as of December 31, 1996.

(2) Includes 130,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof. Includes 178,882 shares that Mr. Paul A. Tanner may be deemed to beneficially own as a 9.4% owner of the Pyrenees Group (see footnote 8 below). Does not include 671,759 shares that Mr. Paul A. Tanner may be deemed to beneficially own as a member of the board of trustees of the Elizabeth Carter Children's Foundation, (the "Foundation") (see footnote 10 below), and also does not include the remaining 1,724,118 shares of the Pyrenees Group (that Mr. Paul A. Tanner does not own as owner), which Mr. Paul A. Tanner may be deemed to beneficially own because he is the president and sole director of the Pyrenees Group.

(3) Includes 276,500 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(4) Includes 30,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(5) Mr. Estes' address is Highway 59 South, Route 15 - Box 9475, Lufkin, Texas 75901.

(6) Includes 80,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(7) Includes 30,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof. Includes 671,759 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as a member of the board of trustees of the Foundation. See Footnote 10. Also includes 447,205 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as trustee of the Tanner Family Trust. See Footnote 9.

(8) The address of the Pyrenees Group is 2 Kelvingate Court, Dallas, Texas 75225. The Pyrenees Group, a Nevada corporation, is owned by Paul A. Tanner (9.4%), Wayne H. Creasy (23.5%), the Tanner Family Trust (23.5%), the Foundation (35.3%), and four other investors.

(9) Includes 447,205 shares that the Tanner Family Trust may be deemed to beneficially own as a stockholder in the Pyrenees Group. See footnote
        8. The address of the Tanner Family Trust is 16885 Dallas Parkway, Dallas, Texas 75248. Mr. Paul A. Tanner, Jr., the trustee of the Tanner Family Trust, is the adult son of Mr. Paul A. Tanner, the Chairman of the Board, President, and Chief Executive Officer of the Company.
        Unless otherwise indicated herein, all references to "Mr. Tanner" shall mean Mr. Paul A. Tanner.

(10) Includes 671,759 shares that may be deemed to be beneficially owned by the Foundation as a 35.3% stockholder in the Pyrenees Group. The address of the Foundation is 9909 Inwood Road, Dallas, Texas 75220. The Foundation was formed to construct and operate a non-profit home for children. The shares of the Pyrenees Group owned by the Foundation are voted by the board of trustees of the Foundation, of which Mr. Paul A. Tanner is a member.

(11) Includes shares that Mr. Creasy may be deemed to beneficially own as a 23.5% stockholder in the Pyrenees Group. The address of Mr. Creasy is 3225 South Norwood, Tulsa, Oklahoma 74135.

(12) For purposes of the table above, Merrill Lynch consists of Merrill Lynch World Income Fund, Inc. ("MLW") and Convertible Holdings, Inc. ("CH"). The address of MLW and CH is c/o Merrill Lynch Asset Management, 800 Scudders Mill Road, Plainsboro, New Jersey 08536. This figure consists of 1,007,965 shares of Common Stock into which certain of the Company's bonds held by Merrill Lynch are convertible within 60 days subsequent to the date hereof. Such figure is subject to adjustment as specified in the indenture governing the terms of such bonds.

(13) Includes 178,882 shares that may be deemed to be beneficially owned by Mr. Paul A. Tanner due to his 9.4% ownership of the Pyrenees Group, but does not include 671,759 shares that Mr. Paul A. Tanner may be deemed to beneficially own as a trustee of the Foundation or the remaining 1,724,118 shares of the Pyrenees Group (that Mr. Paul A. Tanner does not own as an 9.4% owner), which Mr. Paul A. Tanner may be deemed to beneficially own because he is the president and a director of the Pyrenees Group (see footnote 2 hereto). Includes 671,759 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as a member of the board of trustees of the Foundation; also includes 447,205 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as trustee of the Tanner Family Trust. Includes 823,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            THE PYRENEES OPTION

         In October 1992, the Company's Board of Directors authorized the issuance to the Pyrenees Group, or its assignees, options to purchase up to 1,000,000 shares of convertible preferred stock for $10 per share. The options were issued subject to approval by the Company's shareholders and were approved and ratified at the Company's Annual Meeting held May 31, 1994. Pyrenees, a private investment firm controlled by Paul A. Tanner, Chairman and Chief Executive Officer and Paul A. Tanner, Jr., Director of the Company was granted these options as consideration for the sale to the Company of its collected due diligence materials for acquisitions Pyrenees was contemplating, which were to be used by the Company in its own previously announced acquisition program. The options, covering Series A, B, C, D and E Preferred Stock, are summarized as follows:

                          Preferred    Conversion      Common
            Shares         Series        Price         Shares
            ------        ---------    ----------     ---------
              A             125,000      $    .50     2,500,000
              B             100,000          1.00     1,000,000
              C             100,000          2.00       500,000
              D             200,000          4.00       500,000
              E             475,000         10.00       475,000
                          ---------                   ---------
                          1,000,000                   4,975,000
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

          During the year ended September 30, 1996, Pyrenees exercised the Series D option through an additional 7% note in the amount of $2,000,000, collateralized by the shares issued. These shares were subsequently converted to 500,000 shares of common stock and principal payments of approximately $721,000 were made on the note. The Series E option expired unexercised.

          The Company recognized a non-recurring, non-cash charge for the fair value of the Pyrenees options as of the date of approval by the shareholders. The fair value of the options, as determined by an independent valuation firm, amounted to $1,400,000; such amount was recorded as a non-cash charge against income with a corresponding credit to paid-in capital.


ADVANCES TO RELATED PARTIES

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

          During fiscal 1996, additional amounts were advanced to or on behalf of Mr. Tanner which aggregated approximately $1.5 million. On December 8, 1995, the aforementioned advances and an unpaid promissory note receivable from Mr. Tanner were refinanced through the issuance to the Company of a 12% unsecured demand note from Mr. Tanner in the principal amount of $2,000,872.

          Also during the period, the Company made disbursements to the Pyrenees Group, a corporation controlled by Mr. Tanner, of approximately $2.67 million, of which $1,153,000 represented repayment of existing advances from Pyrenees, with the balance representing an advance to Pyrenees of approximately $1.5 million.

          During January 1996, the Company reached an agreement in principle to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project is being developed by Stadium Partners, a private investment firm headed by Mr. Tanner. As part of the transaction, the Company is also to participate in the facility's management, sales of suites and seat options, concessions and events and is to be compensated for such services. The Company agreed to provide to Stadium Partners up to $4 million of debt that (1) is convertible into a 14% economic interest in Stadium Partners and (2) is to be guaranteed by certain members of the investment group. As part of this agreement, the aforementioned accounts receivable from Mr. Tanner and Pyrenees (approximately $3.5 million), together with any subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, to bear interest at 12% and are guaranteed by Mr. Tanner and Pyrenees. During the year ended September 30, 1996, the Company advanced an additional $9,271,054 which are subject to the above guarantees, and are due and payable currently by Stadium Partners. As of September 30, 1996 the Company has reserved $3,340,000 against the existing receivable.

          During the year ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners, the collectibility of which is dependent upon the success of the project and/or the guarantees referred to above. As a result of the financing described above, Stadium Partners is precluded from making any distributions until permanent project financing is secured. As a consequence of Stadium Partners' inability to make its payment to the Company due March 15,1997, the Company has subsequently established a reserve of $3.34 million as of September 30, 1996, which represents the income accrued. The reserve will be reduced as collections and distributions are made pursuant to the Stadium Partner loan agreements. Subsequent to year end, the Company no longer accrues management fees or interest income on the existing advances. On November 15, 1996, Stadium Partners through a newly-formed partnership purchased 62 acres for the development of the stadium and adjacent convention facility. Financing was provided by a national financial institution with the lender receiving an equity interest in the project.

          In January 1997, the Company further advanced Stadium Partners $4.9 million. The funds advanced consisted of $2.4 million, received from an existing line of credit, and $2.5 million from a six month term note. The term note bears interest at 16%, payable monthly and is secured by a second lien on the Company's headquarters. As additional collateral, the Company agreed to issue an option on 500,000 shares of Series A-2 preferred stock convertible into 1,000,000 shares of common stock which is exercisable upon default of certain covenants of the agreement.

          In connection with the aforementioned transaction, the Company entered into a two year consulting agreement with a principal of the lender. In consideration of the agreement, the Company issued an option to purchase 200,000 shares of common stock at $.01 per share.

          Polyphase Corporation, upon the occurrence of certain events, has guaranteed repayment of the $48,000,000 loan from Lehman to the Partnership. Such guarantee is effective upon the occurrence of certain "bad acts", including without limitation if the Partnership or any general partner of the Partnership makes an assignment for the benefit of creditors, the Partnership or any general partner of the Partnership files a petition seeking relief under Federal or any state bankruptcy or insolvency law, if any representation or warranty of the Partnership or the Company made in any document furnished in connection with the loan from Lehman proves to be fraudulent in any material respect regarding the financial condition of the Borrower or the Company, the Partnership or the Company fails, after any applicable cure period, to deliver certain financial certificates and documents required to be delivered under the terms of the loan from Lehman, the land securing the loan from Lehman (the "Land") is further encumbered or ownership transferred without the consent of Lehman or the Partnership incurs any additional debt for borrowed money (other than trade debt and similar unsecured obligations in the ordinary course of business) without the consent of Lehman, or, upon the Partnership's failure or refusal to pay when due any mandatory prepayment under the security documents governing the loan from Lehman, the Partnership or any of its general partners or the Company takes or fails to take any action that materially interferes, impedes or otherwise impairs Lehman's ability to convey the Land or any interest in the Partnership to Lender or the sale of the Land through foreclosure or by the power of sale provided for in the security documents governing the loan.

OTHER TRANSACTIONS

          Other assets include an insurance premium receivable representing insurance premiums paid by TTI on behalf of Harold Estes, President and former owner of TTI and currently a principal shareholder of the Company. As of September 30, 1996, insurance premium receivable was $492,000.

          In connection with the TTI acquisition, the Company issued a non-interest bearing note to Harold Estes, a principal shareholder of the Company, for $10,000,000 due October 31, 1994, on which the Company imputed interest at 8.0% per annum. The Company has since modified, extended and renewed the note whereby the note currently having a balance including accrued interest of $12,546,600 has been extended to December 1, 1997, bearing interest at 10% per annum through June 30, 1997 and 16% thereafter.

          In February 1994, a company owned by Harold Estes, loaned DPPI $350,000 to pay a previous mortgage on the Company's principal executive offices. The outstanding principal and interest on this loan was $363,347 as of May 25, 1994, when such loan was paid in full by the Company.

          In connection with the purchase of TTI, the Company acquired a note receivable from an officer. The note is secured by marketable securities, payable within one year and bears interest at 3.96%. As of September 30, 1996, the balance outstanding was $367,634.

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

    Report of Independent Auditors - Ernst & Young LLP                                                  F-2

    Report of Independent Accountants - Price Waterhouse LLP                                            F-3

    Consolidated Balance Sheets-September 30, 1996 and 1995                                             F-4

    Consolidated Statements of Operations-Years ended September 30, 1996, 1995 and 1994                 F-6

    Consolidated Statements of Stockholders' Equity-Years ended September 30, 1996, 1995 and 1994       F-8

    Consolidated Statements of Cash Flows-Years ended September 30, 1996, 1995, and 1994               F-11

    Notes to Consolidated Financial Statements-September 30, 1996                                      F-14

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


    3. Exhibits

    3.1 Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company's registration statement on Form S-8 (No. 33-82008), filed with the Commission on July 27, 1994 (the "1994 Form S-8"))

    3.2  Bylaws of Polyphase Corporation (incorporated by reference from Exhibit
         4.2 to the 1994 Form S-8)

    4.1 Certificate of Designation relating to the Series A-2 Preferred Stock (incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form SB-2 [No. 33-85334] filed with the Commission on October 19, 1994 [the "Form SB-2"])

    4.2 Certificate of Designation relating to the Series A-3 Preferred Stock (incorporated by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 [the "1995 Form 10-K"])

   10.1+ Stock Option Agreement for Paul A. Tanner (incorporated by reference from Exhibit 4.12 to the 1994 Form S-8)

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

  10.10 Stock Option Agreement, dated as of October 21, 1992, between Polyphase Corporation and the Pyrenees Group (incorporated by reference from Exhibit 10.12 to the Form 8-B)

  10.11 Deed of Trust Note in the amount of $1,000,000, dated May 25, 1994, by Polyphase Corporation in favor of Comerica Bank-Texas (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1994 (the "1994 Form 10-Q"))

  10.12 Deed of Trust (With Security Agreement and Assignment of Rents), dated May 25, 1994, covering real property in Dallas County, Texas between Polyphase Corporation and Comerica Bank-Texas (incorporated by reference from Exhibit 10.3 to the 1994 Form 10-Q)

  10.13 Letter Agreement, dated May 25, 1994, between Polyphase Corporation and Comerica Bank -Texas (incorporated by reference from Exhibit 10.4 to the 1994 Form 10-Q)

  10.14 Securities Purchase Agreement, dated as of July 5, 1994, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.16 to the Form 8-B)

  10.15 Registration Rights Agreement, dated as of July 5, 1994, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.17 to the Form 8-B)

  10.16 Indenture, dated as of July 5, 1994, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from Exhibit
          10.18 to the Form 8-B)

  10.17 Form of 12% Senior Convertible Debenture No. 1, payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit
          10.19 to the Form 8-B)

  10.18 Form of 12% Senior Convertible Debenture No. 2, payable to Vault & Co. or registered assigns (incorporated by reference from Exhibit 10.20 to the Form 8-B)

  10.19 Asset Purchase Agreement among Champ Computer Systems, Inc., Liberty United Trust and Polyphase Corporation, dated March 23, 1994 (incorporated by reference from Exhibit 10.25 to the Form SB-2)

  10.20 Stock Purchase Agreement among PC Repair of Florida, Inc., Gene H. Thurston, Jr. and Polyphase Corporation, dated February 15, 1994 (incorporated by reference from Exhibit 10.26 to the Form SB-2)

  10.21 Agreement and Plan of Reorganization between the Shareholders of Micro Configurations, Inc. and Polyphase Corporation, dated July 1, 1994 (incorporated by reference from Exhibit 10.27 to the Form SB-2)

  10.22 Credit Agreement, dated August 29, 1994, between Texas Timberjack, Inc. and Comerica Bank-Texas (incorporated by reference from Exhibit
          10.28 to the Form SB-2)

  10.23 Guaranty, dated August 29, 1994, from Polyphase Corporation to Comerica Bank-Texas (incorporated by reference from Exhibit 10.29 to the Form SB-2)

  10.24 Deed of Trust, dated as of August 30, 1994, from Texas Timberjack, Inc. to J. Patrick Faubion, Trustee (incorporated by reference from
          Exhibit 10.30 to the Form SB-2)

  10.25 Security Agreement, dated as of August 29, 1994, between Texas Timberjack, Inc. and Comerica Bank-Texas (incorporated by reference from Exhibit 10.31 to the Form SB-2)

  10.26 Fluctuating Rate Line of Credit Note from Texas Timberjack, Inc., as maker, to Comerica Bank-Texas, dated August 29, 1994 (incorporated by reference from Exhibit 10.32 to the Form SB-2)

  10.27 First Amendment to Credit Agreement dated September 1, 1995, between Texas Timberjack, Inc. and Comerica Bank-Texas (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

  10.28 Fluctuating Rate Line of Credit Note from Texas Timberjack, Inc., as maker, to Comerica Bank-Texas, dated September 1, 1995 (incorporated by reference from Exhibit 10.28 to the 1995 Form 10-K)

  10.29 Promissory Note in the amount of $2,000,000, from Pyrenees Group, as maker, to Polyphase Corporation, dated November 1, 1995, related to the exercise of options on Series D Preferred Stock (incorporated by reference from Exhibit 10.29 to the 1995 Form 10-K)

  10.30 Security Agreement, dated as of November 1, 1995, between Pyrenees Group and Polyphase Corporation (incorporated by reference from Exhibit 10.30 to the 1995 Form 10-K)

  10.31 Promissory Note in the amount of $2,000,872, from Paul A. Tanner, as maker, to Polyphase Corporation, dated December 8, 1995 (incorporated by reference from Exhibit 10.31 to the 1995 Form 10-K)

  10.32 Convertible Preferred Stock Purchase Agreement, dated as of November 10, 1995, by and between Polyphase Corporation and Infinity Investors, Ltd. (incorporated by reference from Exhibit 10.32 to the 1995
          Form 10-K)

  10.33 Securities Purchase Agreement, dated as of December 1, 1995, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.33 to the 1995 Form 10-K)

  10.34 Registration Rights Agreement, dated as of December 1, 1995, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.34 to the 1995 Form 10-K)

  10.35 Indenture, dated as of December 1, 1995, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from
          Exhibit 10.35 to the 1995 Form 10-K)

  10.36 Form of 12% Senior Convertible Debenture No. 1, dated December 1, 1995 payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit 10.36 to the 1995 Form 10-K)

  10.37 Form of 12% Senior Convertible Debenture No. 2, dated December 1, 1995 payable to Kane & Co. or registered assigns (incorporated by reference from Exhibit 10.37 to the 1995 Form 10-K)

  10.38 Renewal Promissory Note in the amount of $11,200,000, dated October 31, 1995, payable by Polyphase Corporation to Harold Estes (incorporated by reference from Exhibit 10.38 to the 1995 Form 10-K)

  10.39 Amended Pledge Agreement, dated as of October 31, 1995, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit 10.39 to the 1995 Form 10-K)

  10.40 Amended Security Agreement, dated as of October 31, 1995, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from Exhibit 10.40 to the 1995 Form 10-K)

  10.41** Renewal Promissory Note in the amount of $12,842,916, dated December 31, 1996, payable by Polyphase Corporation to Harold Estes

  10.42** Amended Pledge Agreement, dated as of December 31, 1996, between Polyphase Corporation and Harold Estes

  10.43** Amended Security Agreement, dated as of December 31, 1996, between Texas Timberjack, Inc. and Harold Estes

  10.44** Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated June 28, 1996

  10.45** Security and Pledge Agreement, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.46** Secured Promissory Note, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.47** Security Agreement, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.48** Promissory Note, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.49** Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated July 1, 1996

 +10.50**  Stock Option Agreement for Paul A. Tanner dated July 23, 1996

 +10.51**  Stock Option Agreement for James Rudis dated July 23, 1996

 +10.52**  Stock Option Agreement for William E. Shatley dated July 23, 1996

 +10.53**  Stock Option Agreement for Michael F. Buck dated July 23, 1996

 +10.54**  Stock Option Agreement for George R. Schrader dated July 23, 1996

 +10.55**  Stock Option Agreement for Paul A. Tanner, Jr. dated July 23, 1996

  21.1**   Subsidiaries of the Registrant

     23.1**   Consent of Ernst & Young LLP

     23.2**   Consent of Price Waterhouse LLP

     27.1**   Financial Data Schedule

     --------------------------------
     +  Management contract or compensatory plan or arrangement.
     ** Filed herewith.



(b). Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the Fiscal Year Ended September 30, 1996.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POLYPHASE CORPORATION



By: /s/ Paul A. Tanner                                   June 9, 1997
    -------------------------
    Paul A. Tanner, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Paul A. Tanner                                       June 9, 1997
-----------------------------
Paul A. Tanner
President and Chief Executive
Officer, Chairman of the
Board and Director
(Principal Executive Officer)



/s/ James Rudis                                          June 9, 1997
-----------------------------
James Rudis
Executive Vice President
and Director



/s/ William E. Shatley                                   June 9, 1997
-----------------------------
William E. Shatley
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)



/s/ George R. Schrader                                   June 9, 1997
-----------------------------
George R. Schrader
Director



/s/ Paul A. Tanner, Jr.                                  June 9, 1997
-----------------------------
Paul A. Tanner, Jr.
Director


                                                         June 9, 1997
-----------------------------
Michael F. Buck
Director

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

Financial Statement Schedules:

  Condensed Financial Information of Registrant                     F-44
  Valuation and Qualifying Accounts                                 F-48

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Polyphase Corporation


We have audited the accompanying consolidated balance sheets of Polyphase Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also include the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polyphase Corporation and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Polyphase Corporation will continue as a going concern. As more fully described in Notes 3 and 10, the Company has not complied with certain covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                        /s/ ERNST & YOUNG LLP
                                                        ---------------------
                                                        ERNST & YOUNG LLP

Dallas, Texas
December 15, 1996
except for Note 3, Note 9, Note 10, Note 13
and Note 14, as to which the date is June 9, 1997

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Polyphase Corporation


In our opinion, the consolidated statements of operations, of cash flows and of stockholders' equity for the year ended September 30, 1994 as listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Polyphase Corporation and its subsidiaries for the year ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Polyphase Corporation and its subsidiaries for any period subsequent to September 30, 1994.

As discussed in Note 12 to the consolidated financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes.

The above-referenced financial statements were prepared assuming that Polyphase Corporation will continue as going concern. Subsequent to January 4, 1995 and as more fully described in Notes 3 and 10, the Company has not complied with certain covenants of loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The above-referenced financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Dallas, Texas
January 4, 1995, except for the last paragraph above as to which the date is June 10, 1997.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                       September 30,
                                                               ---------------------------
                                                                   1996           1995
                                                               ------------   ------------
Current assets:
 Cash                                                          $    280,969   $  3,275,068
 Receivables, net of allowance for doubtful accounts
   of $519,104 and $506,805:
   Trade accounts                                                12,098,852     11,602,628
   Current portion of sales contracts                             6,625,727      6,973,101
   Notes receivable                                                 972,422      1,215,389
 Receivables from related parties                                   367,634        737,992
 Inventories                                                     28,027,779     26,007,672
 Prepaid expenses and other                                       2,676,336      1,836,150
                                                               ------------   ------------
      Total current assets                                       51,049,719     51,648,000
                                                               ------------   ------------
Property and equipment:
  Land                                                              765,000        505,000
  Buildings and improvements                                      4,279,917      3,641,470
  Machinery, equipment and other                                  8,575,687      7,932,882
                                                               ------------   ------------
                                                                 13,620,604     12,079,352
 Less-Accumulated depreciation                                    4,212,872      2,761,966
                                                               ------------   ------------
                                                                  9,407,732      9,317,386
                                                               ------------   ------------
Other assets:
 Noncurrent receivables:
   Sales contracts                                                1,333,150      3,281,459
   Notes receivable                                               1,037,890        368,106
   Related party, net of allowance  of $3,340,000                 9,931,054              -
 Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $1,557,165
   and $1,037,734                                                15,041,574     19,374,134
 Other intangible assets                                          1,402,239      2,021,652
 Restricted cash                                                    882,383        916,275
 Other                                                            4,092,780      1,231,851
                                                               ------------   ------------
                                                                 33,721,070     27,193,477
                                                               ------------   ------------
                                                               $ 94,178,521   $ 88,158,863
                                                               ============   ============

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       September 30,
                                                 --------------------------
                                                     1996          1995
                                                 ------------  ------------
Current liabilities:
 Notes payable                                   $  9,516,219  $ 11,130,056
 Accounts payable                                   8,581,071     8,007,727
 Accrued expenses and other                         4,415,011     3,691,302
 Advances from related party                                -     1,153,000
 Current maturities of long-term debt              31,573,716     2,589,077
                                                 ------------  ------------
  Total current liabilities                        54,086,017    26,571,162

 Note payable and accrued
  interest to related party                        12,546,600    11,100,000
 Long-term debt, less current maturities                    -    27,229,665
 Reserve for credit guarantees                        882,383       916,275
 Deferred income taxes                              1,475,897       437,729
 Other                                                      -        80,413
                                                 ------------  ------------
    Total liabilities                              68,990,897    66,335,244
                                                 ------------  ------------
Commitments and contingencies

Warrants to purchase common stock
 of subsidiary                                      1,189,224       686,276

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
  50,000,000 shares, issued and outstanding
  250,000 in 1996 and none in 1995                      2,500             -
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   13,196,966 in 1996 and 12,621,966 in 1995          131,970       126,220
 Paid-in capital                                   26,630,714    22,106,606
 Accumulated deficit                               (1,487,695)   (1,095,483)
 Notes receivable                                  (1,279,089)            -
                                                 ------------  ------------
    Total stockholders' equity                     23,998,400    21,137,343
                                                 ------------  ------------
                                                 $ 94,178,521  $ 88,158,863
                                                 ============  ============


                  The accompanying notes are an integral part
                 of theses consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Years Ended
                                                                 September 30,
                                                ------------------------------------------------
                                                     1996           1995              1994
                                                -------------    -------------     -------------
Net revenues                                    $ 149,540,785    $ 102,035,472     $  24,970,404
Cost of sales                                     120,865,827       82,055,637        19,970,235
                                                -------------    -------------     -------------
Gross profit                                       28,674,958       19,979,835         5,000,169

Selling, general and administrative expenses       22,009,991       13,228,134         4,644,787
                                                -------------    -------------     -------------
Operating income                                    6,664,967        6,751,701           355,382

Other income (expenses):
 Non-recurring charge related to
   grant of stock options                                   -                -        (1,400,000)
 Gain on sale of assets                               827,852                -                 -
 Interest expense                                  (6,389,926)      (3,791,059)         (447,987)
 Interest income and other                            751,385          592,055           125,730
                                                -------------    -------------     -------------
   Total other income (expenses)                   (4,810,689)      (3,199,004)       (1,722,257)

Income (loss) before income taxes, warrant
 accretion, extraordinary item and
 cumulative effect of accounting change             1,854,278        3,552,697        (1,366,875)

Income taxes                                        1,593,542           76,227            17,000
                                                -------------    -------------     -------------
                                                      260,736        3,476,470        (1,383,875)
Accretion of warrants to purchase
 common stock of subsidiary                           502,948          190,871                 -
                                                -------------    -------------     -------------
 Income (loss) before extraordinary item
  and cumulative effect of accounting change         (242,212)       3,285,599        (1,383,875)

Extraordinary item:
 Early extinguishment of debt                               -                -            62,120
Cumulative effect of change in method of
 accounting for income taxes                                -                -           305,000
                                                -------------    -------------     -------------
Net income (loss)                                    (242,212)       3,285,599        (1,016,755)

Dividends on preferred stock                          150,000                -                 -
                                                -------------    -------------     -------------
Net income (loss) attributable to
 common stockholders                            $    (392,212)   $   3,285,599     $  (1,016,755)
                                                =============    =============     =============

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Years Ended
                                                                 September 30,
                                                ------------------------------------------------
                                                     1996           1995              1994
                                                -------------    -------------     -------------
Per share data:

 Weighted average common and common
   equivalent shares                               13,722,552       12,745,701         4,881,454
                                                =============    =============     =============
 Income (loss) per common share:
 Before extraordinary item and cumulative
    effect of accounting change                 $        (.03)   $         .26     $        (.28)
   Extraordinary item                                       -                -               .01
   Cumulative effect of accounting change                   -                -               .06
                                                -------------    -------------     -------------
 Net income (loss) per common share             $        (.03)   $         .26     $        (.21)
                                                -------------    -------------     -------------

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996




                                                                                            Retained   Notes/Stock
                                                                                            Earnings   Subscription
                                   Preferred Stock          Common Stock      Paid-in     (Accumulated  (Receivable)
                                   Shares    Amount     Shares       Amount   Capital        Deficit)     Payable       Total
                                   ------    ------     ------       ------   -------     ------------ --------------  -------
Balance
 September 30, 1993                347,700   $ 3,477   3,191,020  $  31,910  $10,276,831  $ (3,364,327)  $ 345,000   $ 7,292,891

Issuance of common
 stock subscribed                                        500,000      5,000      370,000                  (375,000)
Issuance of shares for
 interest on convertible
 subordinated debentures                                   1,596         16        9,104                                   9,120
Private placements of
 Series  B and C preferred shares   34,000       340                             339,660                                 340,000
Exercise of common
 stock options                                           689,000      6,890      533,110                                 540,000
Issuance of preferred shares
 in connection with
 acquisitions -
 DPPI - Series D                   100,000     1,000                             999,000                               1,000,000
 TBI - Series A-5 and B             20,000       200                             210,823                                 211,023
 PCR - Series B                      7,500        75                             159,925                                 160,000
 TTI - Series A                    100,000     1,000                           3,499,000                               3,500,000
 Micro - Series A-2                 60,000       600                             615,000                                 615,600
Issuance of Series A-5,
 A and B preferred shares
 for services                       11,000       110                             110,640                                 110,750
Dividends on Series
 A-5 preferred shares                                                                          (62,500)                  (62,500)
Conversions of preferred shares
 to common shares                 (428,200)   (4,282)    1,499,000   14,990      (10,708)
Grant of Pyrenees
 options                                                                       1,400,000                               1,400,000
Options granted in purchase
 of Register-Mate assets                                                         285,000                                 285,000
Cancellation of stock
 subscription receivable                                                                                    30,000        30,000


                    POLYPHASE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996


                                                                                            Retained   Notes/Stock
                                                                                            Earnings   Subscription
                                   Preferred Stock          Common Stock      Paid-in     (Accumulated  (Receivable)
                                   Shares    Amount     Shares       Amount   Capital        Deficit)     Payable       Total
                                   ------    ------     ------       ------   -------     ------------ --------------  -------

Exercise of Series A and B
 preferred stock options
 by Pyrenees                         225,000  2,250                            2,247,750                (2,250,000)
Stock issuance costs                                                             (58,304)                                 (58,304)
Net loss for 1994                                                                          (1,016,755)                 (1,016,755)
                                    -------- ------    ----------   --------  ----------   ----------  -----------    -----------
Balance,
 September 30, 1994                  477,000  4,770     5,880,616     58,806  20,924,331   (4,381,082)  (2,250,000)    14,356,825
                                    -------- ------    ----------   --------  ----------   ----------  -----------    -----------
Exercise of Series C
 preferred stock options
 by Pyrenees                         100,000  1,000                              999,000                (1,000,000)
Conversions of preferred
 shares to common shares            (577,000)(5,770)    6,618,500     66,185     (60,415)
Issuance of Micro
 escrow shares                                            120,000      1,200     366,600                                  367,800
Issuance of shares for
 interest on convertible
 subordinated debentures                                    2,850         29       9,091                                    9,120
Payments on Pyrenees notes                                                                               3,250,000      3,250,000
Stock issuance costs                                                            (132,001)                                (132,001)
Net income for 1995                                                                         3,285,599                   3,285,599
                                    -------- ------    ----------   --------  ----------   ----------  -----------    -----------
Balance,
 September 30, 1995                        -      -    12,621,966    126,220  22,106,606   (1,095,483)           -     21,137,343
                                    -------- ------    ----------   --------  ----------   ----------  -----------    -----------

                    POLYPHASE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996




                                                                                                Retained    Notes/Stock
                                                                                                Earnings    Subscription
                                   Preferred  Stock          Common Stock        Paid-in     (Accumulated  (Receivable)
                                   Shares     Amount       Shares     Amount     Capital        Deficit)     Payable       Total
                                   ------     ------       ------     ------     -------     ------------ --------------  -------
Exercise of Series D
 preferred stock options
 by Pyrenees                       200,000     2,000                            1,998,000                   (2,000,000)
Conversion of preferred shares
 to common shares                 (200,000)   (2,000)     500,000      5,000       (3,000)
Private placement of
 Series A-3 preferred stock        250,000     2,500                            2,497,500                                 2,500,000
Exercise of common
 stock options                                             75,000        750       49,250                                    50,000
Payments on Pyrenees note                                                                                      720,911      720,911
Stock issuance costs                                                              (17,642)                                  (17,642)
Dividends on
 preferred shares                                                                               (150,000)                  (150,000)
Net loss for 1996                                                                               (242,212)                  (242,212)
                                 ---------   -------   ----------   --------  -----------    -----------   -----------  -----------
Balance,
 September 30, 1996                250,000   $ 2,500   13,196,966   $131,970  $26,630,714    $(1,487,695)  $(1,279,089) $23,998,400
                                 =========   =======   ==========   ========  ===========    ===========   ===========  ===========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Years Ended
                                                                 September 30,
                                                ------------------------------------------------
                                                     1996           1995              1994
                                                -------------    -------------     -------------
Cash flow provided by (used in)
 operating activities:
 Net income (loss)                              $    (242,212)   $   3,285,599     $  (1,016,755)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                     3,417,137        1,935,559           497,514
  Equity in the loss of
    non-consolidated subsidiaries                      22,437                -                 -
  Provision for doubtful accounts                   3,398,094          (73,446)         (110,822)
  Deferred income tax                                 134,268         (449,651)                -
  Extraordinary item -
   early extinguishment of debt                             -                -           (62,120)
  Non-recurring charge related to
   grant of stock options                                   -                -         1,400,000
  Cumulative effect of change in
   method of accounting for income taxes                    -                -          (305,000)
  Issuance of common stock for
   accrued interest payable on convertible
   subordinated debentures                                  -            9,120             9,120
  Imputed interest on TTI
   acquisition note                                         -           66,225           196,056
  Consulting contract and cancellation
   of stock subscriptions of former
   officer and director                                     -                -           105,000
  Accretion of warrants to
   purchase common stock of subsidiary                502,948          190,871                 -
  Issuance of preferred stock for
   services                                                 -                -            35,750
  Recognition of deferred rent reductions             (80,413)         (82,944)          (94,944)
  (Increase) decrease in, net of
   effects of acquisitions and dispositions
   Accounts and sales contracts receivable         (3,461,283)      (4,857,876)       (2,876,615)
   Inventories                                     (3,618,788)      (5,677,039)        1,640,037
   Prepaid expenses and other                         575,814       (1,099,427)          139,746
  Increase (decrease) in, net of
   effects of acquisitions:
   Accounts payable                                 1,414,236        1,959,902         1,251,207
   Accrued expenses and other                         712,401        2,486,034          (194,388)
                                                -------------    -------------     -------------
     Net cash provided by (used in)
      operating activities                          2,774,639       (2,307,073)          613,786
                                                -------------    -------------     -------------

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Years Ended
                                                                 September 30,
                                                ------------------------------------------------
                                                     1996           1995              1994
                                                -------------    -------------     -------------
Cash flows provided by (used in)
 investing activities:
  Acquisition of Texas
   Timberjack, Inc.                             $           -    $           -     $  (4,146,360)
  Acquisition of net assets of
   Overhill Farms                                           -      (31,292,910)                -
  Capital expenditures, net                        (2,656,209)        (975,883)         (347,521)
  Notes and other receivables                         242,967          202,247          (318,649)
  Receivables from related parties                 (9,560,696)               -                 -
  Cash of acquired businesses                               -                -            36,407
  Cash from the sale of
   subsidiaries                                       475,000                -                 -
  Change in operating assets and liabilities
   due to sale of subsidiaries                      1,687,124                -                 -
                                                -------------    -------------     -------------
  Net cash used in
     investing activities                          (9,811,814)     (32,066,546)       (4,776,123)
                                                -------------    -------------     -------------
Cash flows provided by (used in)
 financing activities:
  Net borrowings (repayments) on
    notes payable                                  (1,293,837)       9,177,364         5,162,000
  Net borrowings (repayments) on
   other notes payable and
    long-term debt                                  1,886,644         (763,191)       (1,741,948)
  Borrowings on notes payable
   and long term debt                                       -       24,470,360                 -
  Proceeds from the issuance of
   12% subordinated debentures                      1,500,000                -                 -
  Proceeds from private
   placements of preferred stock                    2,500,000                -           340,000
  Advances from (payments to)
    related parties                                (1,153,000)       1,153,000                 -
  Exercise of common stock options                     50,000                -           540,000
  Principal collections on
   Pyrenees notes receivable                          720,911        3,250,000                 -
  Issuance of warrants to purchase
    common stock of subsidiary                              -          495,405                 -
  Dividends on preferred stock                       (150,000)               -           (62,500)
  Common stock issuance costs                         (17,642)        (132,001)          (58,304)
  Loan acquisition costs and other                          -       (1,039,089)         (214,907)
                                                -------------    -------------     -------------
   Net cash provided by financing
    activities                                      4,043,076       36,611,848         3,964,341
                                                -------------    -------------     -------------
Net increase (decrease) in cash                    (2,994,099)       2,238,229          (197,996)
Cash at beginning of year                           3,275,068        1,036,839         1,234,835
                                                -------------    -------------     -------------
Cash at end of year                             $     280,969    $   3,275,068     $   1,036,839
                                                =============    =============     =============

                     POLYPHASE CORPORATION AND SUBSIDIARIES

                                                              For the Years Ended
                                                                 September 30,
                                                ------------------------------------------------
                                                     1996           1995              1994
                                                -------------    -------------     -------------
Supplemental schedules of noncash investing
and financing activities:
 Issuances of preferred stock in
 connection with acquisitions:
  Dallas Parkway Properties Incorporated        $           -    $           -     $   1,000,000
  PC Repair of Florida, Inc.                                -                -           160,000
  Taylor-Built Industries, Inc.                             -                -           211,023
  Texas Timberjack, Inc.                                    -                -         3,500,000
  Micro Configurations, Inc.                                -          367,800           615,600

 Granting of stock options in connection
  with purchase of Register-Mate                            -                -           285,000

 Supplemental schedule of cash flow
  information:
  Cash paid during the year for:
   Interest                                     $   4,354,072    $   2,249,778     $     126,558
   Income taxes                                 $      75,000    $     377,442     $      40,706

See Note 4 for disclosures of additional noncash financing and investing activities.



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  COMPANY AND ORGANIZATIONAL MATTERS

    NATURE OF BUSINESS

    The Company is a diversified holding company that, through its subsidiaries, operates primarily in three industry segments: the forestry segment, which distributes, leases and provides financing for industrial and commercial timber and logging equipment (the "Forestry Group"); the transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group"); and the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group").

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

    FISCAL YEAR

    The Company and its subsidiaries' fiscal year, except for the Food Group, ends on September 30. The Food Group utilizes a 52 - 53 week accounting period which ends on the Sunday closest to September 30.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers except as discussed below.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company's Forestry Group subsidiary, Texas Timberjack, Inc, ("TTI"), is a retailer of timber and logging equipment. TTI grants credit to customers, substantially all of whom are located in East Texas or the western portion of Louisiana, and rely on the logging industry for their ability to repay debt to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

    FINANCIAL INSTRUMENTS

    The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

    INVENTORIES

    Inventories of raw materials, work-in-process and finished goods for manufacturing and assembly operations and food processing are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method. Inventories of major units purchased in the forestry segment are valued at the lower of cost or market or, in the case of repossessed and used units, net realizable value, based upon the specific identification method.

    REPOSSESSION AND WARRANTY WORK

    The Company's Forestry Group records repossessed equipment at the lower of the balance of the receivable, net of any deferred profit, or net realizable value. In most cases repossessions are recorded at the balance of the note, net of deferred profit. Repossessed equipment is generally resold at book value, including refurbishment costs.

    Warranty work performed by the Forestry Group to be reimbursed by the manufacturer is recorded as a receivable and sale. The Company periodically performs services on equipment sold not warranted by the manufacturer, with the cost of such service charged to expense as incurred.

    The Transformer Group warrants all items shipped for a period of 12 months. Because the segment's products are made to order, returns are a small percentage of sales and are typically due to cosmetic marking problems. Returns, when they do occur, are recorded as a reduction to revenues, repaired by manufacturing and rebilled upon shipment within 30 days.

    CONCENTRATION OF SOURCES OF LABOR

    The Food Group's total hourly and salaried work force consists of 846 employees. Approximately 77% of the Company's work force is covered by collective bargaining agreements expiring in fiscal years 1998 and 1999. The Company considers its union relations to be good.

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

    STOCK OPTIONS

    The Company follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. The Company expects to continue to follow the expense recognition criteria in APB 25. Therefore, Statement of Financial Accounting Standards No. 123 , "Accounting for Stock Based Compensation", will have no effect on the Company's financial statements except for the proforma disclosures that will be required for the fiscal year ending September 30, 1997.

    REVENUE RECOGNITION

    The Company generally recognizes revenue when products are shipped or services are performed and provides for estimated returns and allowances at the time of sale.

    A significant amount of business in the Company's forestry segment relates to the sale of equipment through sales/finance contracts. Revenue is recognized on these accounts using the installment method (See Note 5). Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received. These deferred profits are recorded as sales revenue as funds are received, based on the relative percentage of transaction profit to the sales price. Interest on the contract is recognized on a cash basis due to frequent late payments and periodic repossessions.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key sales and income information for the forestry segment for fiscal 1996 and 1995 and the period from acquisition (June 24, 1994) to September 30, 1994 are:


                                                       1996              1995             1994
                                                   -------------     -------------     ------------
Equipment sales total                              $  28,210,292     $  35,837,259     $  9,815,444
Equipment sales financed                               3,005,776        10,121,004        3,445,670
Income earned on installment basis                     2,046,730         2,777,209          132,971
Interest income earned on installment notes            1,634,621         1,562,486          351,614

INCOME TAXES

Effective October 1, 1993 the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the financial reporting and tax bases of assets and liabilities. The standard also requires a valuation allowance for deferred tax assets in certain circumstances. See Note 12 for the cumulative effect of the adoption of SFAS 109. Prior to October 1, 1993, the Company calculated income taxes using the deferred method in accordance with the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes."


INCOME (LOSS) PER SHARE

Primary income (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year. It is assumed that all preferred stock is converted and that all dilutive stock options and warrants are exercised at the beginning of each year or at the time of issuance if later, and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. It is assumed that the proceeds from all dilutive stock options and warrants are used to purchase shares of the Company's common stock at the average market price for the period.

Primary income (loss) per share does not give effect to any common equivalent shares if their inclusion would have the effect of increasing earnings per share or decreasing the loss per share.

See Note 11 for descriptions of common stock equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  LIQUIDITY

    As described in Note 10, the Company has not complied with certain covenants involving most of its loan agreements, including covenants that restrict transactions with affiliates and require the filing of audited financial statements for the Company and its subsidiaries on a timely basis. In addition, in January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P. ("Rice"), subordinated debt holders of the Overhill Farms subsidiary. The suit claims, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. The Company has filed a counter suit claiming Rice Partners II, L.P.
    (i) refused to comply with verbal agreements to the indenture (ii) conspired with the former general manager of Overhill to force the Company to sell Overhill Farms at a distressed price in order to benefit Rice and (iii) caused the halting of trading of the Company's stock. As a result, the Company's debt has been classified as current as of September 30, 1996.

    The Company is in the process of negotiating a transaction involving Overhill that the Company expects will resolve the Rice lawsuit and improve the Company's overall debt structure, but there can be no assurances that such transaction will be consummated. Upon completion of the transaction, the Company believes it will be able to negotiate with the remaining debt holders and obtain waivers to the covenant violations that exist. As such, the Company expects that it will be able to meet its liquidity requirements.

4.  BUSINESS COMBINATIONS

    FISCAL 1995 ACQUISITION

    Effective May 5, 1995, the Company acquired the assets and operations of IBM Foods, Inc., a food processing company located in Culver City, California, which operated using the name Overhill Farms. The purchase, which was accomplished through Overhill Farms, Inc. a newly-formed subsidiary of the Company ("Overhill"), provided for cash payment to the seller of $31.3 million, subject to certain adjustments, plus the assumption of certain liabilities of the acquired business. The transaction was financed by Overhill in part using (1) a $12 million revolving line of credit, of which $9.7 million was initially drawn, (2) term loans totalling $6 million, payable monthly over 4 and 5-year periods and (3) the sale of $13 million of senior subordinated notes and warrants, due in 2002 and 2003. The acquisition has been accounted for by the purchase method of accounting. The operating results of Overhill are included in the Company's results of operations from the date of acquisition. Goodwill attributable to the acquisition totaled $10.3 million and is being amortized on a straight-line basis over a 20-year period.

    FISCAL YEAR 1994 ACQUISITIONS

    In October 1993, the Company acquired all of the outstanding capital stock of Taylor-Built Industries, Inc. (TBI), a privately held Texas Corporation, in exchange for 5,000 shares of Series B Preferred Stock, which were subsequently converted into 50,000 shares of common stock. The

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Company valued the acquisition at $50,000. TBI, located in Dallas, Texas, is a manufacturer and distributor of automotive aftermarket products. During August 1994, the Company purchased a note payable by TBI to its former owner in the amount of approximately $161,000 (including accrued interest) in consideration for the issuance of 15,000 shares of Series A-5 Preferred stock which were subsequently converted into 30,000 shares of common stock. TBI was sold during fiscal 1995. See Note 16.

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

    The Company, in March 1994, acquired the rights to the point-of-sale software system marketed under the name "Register-Mate" together with certain other assets from the system's developer. The consideration for this purchase amounted to approximately $500,000, consisting of note forgiveness of approximately $215,000 and stock options valued at $285,000. In addition, the Company assumed certain liabilities. Such stock options, covering 57,000 shares of common stock at an exercise price of $0.50 per share, were exercised in September 1994. The assets acquired were transferred to a newly-formed subsidiary of the Company operating as Register-Mate, Inc.
    (RMI), a Texas corporation. RMI was sold during fiscal 1996. See Note 16.

    In May 1994, the Company acquired all of the outstanding capital stock of PC Repair of Florida, Inc. (PCR) for 7,500 shares of Series B Preferred Stock, which were subsequently converted into 75,000 shares of common stock. PCR is a provider and servicer of computer systems located in Sarasota, Florida. The transaction was accounted for as a purchase and valued at $210,000. The excess of cost over fair value of the assets acquired approximated $195,000 and is being amortized over 15 years. PCR was sold during fiscal 1996. See
    Note 16.

    In June 1994, the Company acquired all of the outstanding capital stock of Texas Timberjack, Inc. (TTI), a distributor of commercial and industrial timber and logging equipment, in Lufkin, Texas. The consideration for the purchase consisted of (1) $4,026,000 cash; (2) 100,000 shares of the Company's Series A Preferred Stock, which were converted into 2,000,000 shares of common stock and valued by an independent valuation firm at approximately $3.5 million; and (3) a non-interest bearing promissory note payable to the seller in the amount of $10,000,000. The transaction was recorded as a purchase and valued at approximately $17.5 million. The excess of cost over fair value of the assets acquired approximated $5.7 million and is being amortized over 20 years. See Notes 8 and 9.

    In August 1994, the Company acquired all of the outstanding capital stock of Micro Configurations, Inc. (Micro) in exchange for 60,000 shares of Series A-2 Preferred Stock, which were subsequently converted into 120,000 shares of common stock. Under the terms of the Micro acquisition the sellers were entitled to an additional 60,000 shares of such preferred stock

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    subject to certain operational performance. The transaction was initially recorded as a purchase and valued at approximately $616,000 with the excess of cost over fair value of the net assets acquired approximating $746,000. In July 1995, the escrowed shares were issued and converted into 120,000 shares of common stock which resulted in an increase in goodwill of $367,800. Goodwill related to the Micro acquisition is being amortized over 15 years. Micro is engaged in the assembly, sale and service of computers and related electronic products. Micro was sold during fiscal 1996.
    See Note 16.

    The consolidated statement of operations for the year ended September 30, 1994 includes the results of operations of the businesses acquired in 1994 from the respective acquisition dates.

    PROFORMA FINANCIAL INFORMATION

    The following unaudited proforma summary for fiscal year 1994 represents the results of operations as if the acquisitions of Overhill and TTI had occurred at October 1, 1993. The proforma effect of the other 1994 acquisitions would not be material and are not presented herein. For fiscal year 1995, the unaudited proforma summary represents the results of operations as if the acquisition of Overhill had occurred at October 1, 1994. This summary does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. This method of combining the companies is for the presentation of unaudited proforma summary results of operations.

                                                               For the Year Ended
                                                                  September 30,
                                                          ----------------------------
                                                              1995            1994
                                                          ------------    ------------

 Net sales                                                $164,138,000    $150,270,000
 Income before extraordinary item
  and cumulative effect of accounting change              $  4,176,000    $    340,000
 Net income                                               $  4,176,000    $    645,000

 Income per share:
   Before extraordinary items and
    and cumulative effect of accounting change            $        .33    $        .04
   Extraordinary item                                                -               -
   Cumulative effect of accounting change                                          .04
                                                          ------------    ------------
 Net income                                               $        .33    $        .08
                                                          ============    ============

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  SALES CONTRACTS RECEIVABLE

The Company's forestry segment provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company's net investment in these contracts as of September 30, 1996 and 1995 and the related deferred income based on the installment method of income recognition.

                                                           1996            1995
                                                      -------------   -------------

   Contracts outstanding                              $  12,401,689   $  15,252,646
   Less deferred income                                  (4,324,627)     (4,820,047)
                                                      -------------   -------------
                                                          8,077,422      10,432,599
   Less allowance for doubtful accounts                    (118,545)       (178,039)
                                                      -------------   -------------
   Net investment in sales contracts receivable       $   7,958,877   $  10,254,560
                                                      =============   =============

The following is a summary of the maturities of the contracts receivable and related deferred income:

                                              Contracts       Deferred
Due September 30,                            Outstanding       Income           Net
------------------                         -------------  -------------   -------------
      1997                                 $  10,279,299  $   3,589,142   $   6,690,157
      1998                                     1,853,528        648,640       1,204,888
      1999                                       268,862         86,485         182,377
                                           -------------  -------------   -------------
                                           $  12,401,689  $   4,324,267   $   8,077,422
                                           =============  =============   =============


6.  NOTES RECEIVABLE

The forestry segment periodically makes advances to certain unrelated individuals and corporations. These notes have interest rates that range from 12% to 18%, are due within one year and are secured by a variety of marketable collateral. Allowances are established periodically if, at the date of valuation, management feels it is probable that a loss exists in the portfolio. The allowance is established based upon interest payment history, evaluation of the portfolio and the related expected credit risk.

The Company had $972,422 and $1,215,389 of notes receivable as of September 30, 1996 and 1995, respectively from unrelated corporations and individuals net of allowances of $248,259 and $187,103. The loans are secured primarily by land, timber and equipment. At September 30, 1996, approximately $378,000 of such notes receivable were no longer accruing interest. All notes receivable are due in less than one year.

In connection with the sale of the computer segment in July 1996 (See Note 16), the Company

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received as consideration notes receivable totalling $1,037,890. The term notes bear interest of 7% payable semi-annually in June and December and are due January 1, 1998.



7. INVENTORIES

   Inventories are summarized as follows:             September 30
                                                ------------------------
                                                   1996         1995
                                                -----------  -----------
   Finished goods:
    Forestry Group                              $12,172,607  $ 9,640,664
    Computer Group                                        -    1,598,681
    Transformer Group                               548,624      885,492
    Food Group                                    9,768,795    9,418,418
   Work-in-process:
    Transformer Group                               694,683      603,929
   Raw material:
    Transformer Group                             1,320,086    1,003,399
    Food Group                                    3,522,984    2,857,089
                                                -----------  -----------
     Total                                      $28,027,779  $26,007,672
                                                ===========  ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 8. OTHER INTANGIBLE ASSETS

    Other intangible assets are summarized as follows:


                                                                       September 30,
                                                                -------------------------
                                                                   1996           1995
                                                                ----------    -----------
    Register-Mate software                                      $        -    $   512,500
    Non-compete agreements                                         700,000        700,000
    Deferred financing costs                                     1,039,089      1,039,089
    Other                                                          258,560        164,565
                                                                ----------    -----------
                                                                 1,997,649      2,416,154
    Less accumulated amortization                                 (595,410)      (394,502)
                                                                ----------    -----------
                                                                $1,402,239    $ 2,021,652
                                                                ==========    ===========

    The Company entered into noncompete agreements with the seller of TTI (See
    Note 4) and an officer of TTI with such amount being amortized over the 7 year life of each agreement.

    The Company incurred certain legal, brokerage and other costs associated with the financing of the acquisition of Overhill Farms. These costs are being amortized over a period of 5 years.

    9. NOTES PAYABLE

       Notes payable consist of the following:

                                                                      September 30,
                                                                -------------------------
                                                                   1996           1995
                                                                ----------    -----------
     Note payable to Ford Motor Credit Corporation (a)          $   99,036    $   252,692
     Note payable to Finova Capital Corporation (b)              9,417,183     10,482,364
     Other notes payable                                                 -        395,000
                                                                ----------    -----------
                                                                $9,516,219    $11,130,056
                                                                ==========    ===========


     (a) TTI has a floor plan note with Ford Motor Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment.

     (b) In connection with the acquisition of Overhill Farms, Inc. (See Note
     4), the Company's Overhill subsidiary obtained an $18,000,000 credit facility with Finova Capital Corporation which consists of Term Loan A (See
     Note 10) in the original amount of $2,000,000, Term Loan B (See Note 10) in the original amount of $4,000,000 and a $12,000,000 revolving line of credit. Borrowings under the revolving line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based on eligible receivables

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     and inventory. Borrowings under the line of credit facility bear interest at the Citibank base rate plus 1.5% (10.25% at September 30,1996). This amount is classified as a current liability in the consolidated balance sheets due to a requirement for Overhill to maintain a blocked account in favor of the lender for collections on all accounts receivable, which are immediately applied to reduce borrowings under the line of credit. Overhill's revolving line of credit requires the payment of an unused line fee of .25% per annum and an annual facility fee of .50% per annum. The agreement with Finova relating to this facility contains various covenants including without limitation, Overhill's pledge to restrict capital expenditures to certain agreed upon levels, maintain specified current and debt to net worth ratios and specified levels of net worth. Additionally, the terms of the credit facility prohibit loans, advances or dividends from Overhill to the Company and limit management fees the Company can charge Overhill to $250,000 per annum. Furthermore, the capital stock and substantially all the assets of Overhill are pledged as collateral and the Company has guaranteed all obligations under the credit facility. The credit facility expires on May 5, 1998. As of June 9, 1997, the Company is in violation of certain covenants in the credit facility including those restricting affiliated transactions and requiring the filing of audited financial statements for the Company and its subsidiaries on a timely basis. The debt is in default and has been classified current as of September 30, 1996. See Note 3.

     NOTE PAYABLE AND ACCRUED INTEREST TO RELATED PARTY

     In connection with the acquisition of TTI on June 24, 1994 (see Note 4), the Company recorded a note to the seller (Mr. Harold Estes) in the amount of $9,737,719 with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of various maturity dates, the seller has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 1996, the note had a principal balance of $11,855,000 (plus accrued interest of $691,600) due December 1, 1997. The note bears interest at 10% through June 30, 1997 and interest at 16% thereafter through the term of the note. As part of the most recent modification and extension agreement, upon certain conditions including the sale of any of the Company's subsidiaries, $9,000,000 of the note would become immediately due and payable. The note holder has no recourse to any of the assets or capital stock of Polyphase or any of its other subsidiaries other than its ownership interest in TTI and no cross-default provisions exist between this note agreement and any other Polyphase debt.

     The weighted average interest rate on short term borrowings for the year ended September 30, 1996 was 9.75%.

     RESTRICTED NET ASSETS OF SUBSIDIARIES

     At September 30, 1996, restricted net assets of subsidiaries totaled $7,235,702. Such net assets consist of the net assets of Overhill and TTI which were restricted by the terms of debt agreements as discussed above and in Note 10.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LONG-TERM DEBT


Long-term debt consists of the following:                                          September 30,
                                                                            ----------------------------
                                                                                1996           1995
                                                                            ------------     -----------

  Term loan payable to bank bearing interest
   at 8.5%, due in monthly installments of
   $12,465 through May 1999, collateralized by
   real estate.  A final payment of approximately
   $600,000 is due in May 1999.                                             $    845,544    $   930,825

  Senior convertible debentures due July 1, 1999,
   bearing interest at 12%, with interest payable
   semi-annually in January and July.                                          4,000,000      4,000,000

  Senior convertible debentures due December 1, 1997,
   bearing interest at 12%, with interest payable
   semi-annually in June and December.                                         1,500,000              -

  Revolving credit agreement of TTI with Comerica Bank-
   Texas, bearing interest at prime plus 1/2%,
   collateralized by notes, trade accounts receivable
   and inventory, originally due in February 1997 and
   extended pending lenders receipt of financial statements.                   8,900,000       6,199,999

  Term Loan A payable to financial institution, with
   interest at prime rate plus 2.5%, due in monthly
   installments of $33,333 plus accrued interest
   through May 1, 2000 (See Note 9).                                           1,466,672       1,866,668

  Term Loan B payable to financial institution, with
   interest at prime rate plus 2.5%, due in monthly
   installments of $83,333 plus accrued interest
   through May 1, 1999 (See Note 9).                                           1,915,600       3,666,668

  Senior subordinated notes payable of Overhill
   to a financial institution bearing interest 13%
   payable quarterly, net of discount of $404,100
   and $470,134.  Principal payments of $6,500,000
   are due on April 29, 2002 and 2003.                                        12,595,900      12,529,866

  Other                                                                          350,000         624,716
                                                                            ------------     -----------
                                                                              31,573,716      29,818,742
  Less current maturities                                                    (31,573,716)     (2,589,077)
                                                                            ------------     -----------
  Total long-term debt                                                      $          -     $27,229,665
                                                                            ============     ===========


                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Scheduled maturities of long-term debt are as follows, assuming the debt is not called prior to maturity:

                                               For the Years Ending
                                                   September 30,
                                            --------------------------

                                            1997           $11,428,127
                                            1998             2,206,226
                                            1999             5,076,779
                                            2000               266,684
                                            2001                     -
                                            Thereafter      12,595,900
                                                           -----------
                                                           $31,573,716
                                                           ===========


As of June 9, 1997, the Company is in violation of certain covenants in existing credit agreements including those restricting affiliated transactions and requiring the filing of audited financial statements for the Company and its subsidiaries on a timely basis. The debt continues to be in default and has been classified current as of September 30, 1996.

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

TTI's revolving line of credit with Comerica Bank-Texas which was originally due February 1997 has been extended pending lenders renewal upon receipt of audited financial statements. The terms of the revolving line of credit require TTI to restrict capital expenditures to certain agreed upon levels, maintain specified debt to net worth and fixed charge coverage ratios, limit the amount of its contingent liabilities and maintain agreed upon levels of working capital and tangible net worth. Furthermore, the terms of the revolving line of credit prohibit loans or advances from TTI to the Company and limit dividends from TTI to the Company to $580,000 per year. The Company has guaranteed all obligations under TTI's revolving line of credit. Availability under the line of credit at September 30, 1996 amounted to approximately $2,000,000.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has 50,000,000 authorized shares of $.01 par value preferred stock with the rights and preferences as designated by the Board of Directors. Series A, B, C, D, E, A-2 and A-5 of Preferred Stock are authorized for issuance of 375,000, 300,000, 300,000, 600,000, 1,425,000, 750,000 and 750,000 shares of preferred stock, respectively. All shares of preferred stock designated above have a redemption value of $10 per share, are noncumulative at the annual rate of 5% of the redemption value, are convertible at the option of the holder into 20, 10, 5, 2-1/2, 1, 2 and 2 shares of restricted common stock, respectively, have a liquidation preference of $10 per share and are callable by the Company at 105% of the redemption value.

Series A-2 preferred shares are entitled to two votes per share on all matters on which the holders of common stock have one vote per share. No other series of preferred shares has voting rights.

During November 1995, the Company, in a transaction with an unrelated corporation, sold 250,000 shares of newly-designated Series A-3 Preferred Stock for $2,500,000 cash. The designations of the Series A-3 stock are similar to those of other series of preferred stock, except that Series A-3 preferred stock has voting rights, is entitled to cumulative annual dividends of 12% and is convertible into 2 shares of common stock (subject to adjustment in certain circumstances.) The Company also entered into an agreement with an associate of the corporation to provide consulting services to the Company over a 36-month period. The consideration for such services was the grant of options to purchase 357,143 shares of common stock at $3.50 per share (the fair market value at the date of grant) plus hourly fees and expenses.

In October 1996, the associate of the aforementioned corporation exercised the stock option to purchase 357,143 shares of common stock. Consideration for the transaction was the retirement of 125,000 shares of Series A-3 preferred stock having a book value of $1,250,000. The Series A-3 preferred stock had been assigned by the corporation to the associate.

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

Under the terms of the 1994 Employee Stock Option Plan adopted by the Board of Directors in

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 1994, the Company has reserved a total of 1,000,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and nonqualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption.

During July 1996, the Board of Directors granted to certain officers, directors and employees options to purchase 510,000 shares at $2.00 per share which was equal to the fair value at the date of the grant. The options are exercisable in whole or in part and expire ten years from the date of grant.

Option transactions pursuant to the above plans during the three years ended September 30, 1996 are summarized as follows:



                                      Number of     Exercise      Shares
                                       Shares        Price      Exercisable
                                      ---------    ----------   -----------
  Outstanding, September 30, 1993      368,000     $ .50-2.50      359,667
     Granted                           357,000       .75-5.25            -
     Exercised                        (232,000)           .75            -
                                      --------
     Cancelled                               -              -            -

  Outstanding, September 30, 1994      493,000     $ .50-5.25      493,000
     Granted                                 -              -            -
     Exercised                               -              -            -
     Cancelled                               -              -            -
                                      --------

  Outstanding, September 30, 1995      493,000     $ .50-5.25      493,000
     Granted                           510,000           2.00      510,000
     Exercised                         (75,000)       .50-.75            -
     Cancelled                               -              -            -
                                      --------

  Outstanding, September 30, 1996      928,000     $50 - 5.25    1,003,000
                                      ========

STOCK OPTIONS-OTHERS

In July 1993, the Company entered into an agreement with an unrelated individual to obtain, over a five-year period, services related to the finding and evaluation of potential acquisition targets. In consideration thereof the Company granted the individual an option to purchase 400,000 shares of the Company's common stock at an exercise price of $.875 per share, the fair value at the date of grant. The option was exercised during the year ended September 30, 1994.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE PYRENEES OPTION

In October 1992, the Company's Board of Directors authorized the issuance to the Pyrenees Group, or its assignees, options to purchase up to 1,000,000 shares of convertible preferred stock for $10 per share. The options were issued subject to approval by the Company's shareholders and were approved and ratified at the Company's Annual Meeting held May 31, 1994. Pyrenees, a private investment firm controlled by Paul A. Tanner, Chairman and Chief Executive Officer and Paul
A. Tanner, Jr., Director of the Company were granted these options as consideration for the sale to the Company of its collected due diligence materials for acquisitions Pyrenees was contemplating, which were to be used by the Company in its own previously announced acquisition program. The options, covering Series A, B, C, D and E Preferred Stock, are summarized as follows:


                     Preferred  Conversion  Common
             Series   Shares      Price     Shares
             ------  ---------   -------   ---------
                A      125,000  $    .50   2,500,000
                B      100,000      1.00   1,000,000
                C      100,000      2.00     500,000
                D      200,000      4.00     500,000
                E      475,000     10.00     475,000
                     ---------             ---------
                     1,000,000             4,975,000
                     =========             =========

In fiscal 1994, the Pyrenees Group exercised options with respect to the Series A and Series B Preferred Stock through the issuance of two 7% demand notes in an aggregate amount of $2,250,000, collateralized by the shares issued; such notes were reflected as a reduction in the stockholders' equity accounts in the accompanying consolidated balance sheet as of September 30, 1994. In fiscal 1995, the Pyrenees Group exercised the Series C option through an additional demand note bearing interest at 7% and collateralized by the shares issued. On May 5, 1995 in conjunction with the acquisition of Overhill Farms, Pyrenees paid $4,000,000 to IBM on the Company's behalf. Of this amount, $2,992,000 represented repayment of the 7% notes with the excess, $1,008,000, representing a temporary advance by Pyrenees to the Company. This amount plus other payments made by Pyrenees resulted in a temporary advance of $1,153,000 at September 30, 1995. During fiscal 1995, Pyrenees converted Series A, B and C Preferred Stock into common stock. During November, 1995, Pyrenees exercised the Series D option through an additional 7% note in the amount of $2,000,000, collateralized by the shares issued. The Series E option expired unexercised.

The Company recognized a non-recurring, non-cash charge for the fair value of the Pyrenees options as of the date of approval by the shareholders. The fair value of the options, as determined by an independent valuation firm, amounted to $1,400,000; such amount was recorded as a non-cash charge against income with a corresponding credit to paid-in capital.

During the year ended September 30, 1996, the shares were converted to 500,000 shares of common stock and principal payments of approximately $721,000 were made on the note.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANT TO PURCHASE COMMON STOCK OF SUBSIDIARY

The warrant to purchase common stock of subsidiary issued in connection with the $13 million subordinated debt described in Note 10 provides that the warrant holders may purchase shares of the Company's Overhill subsidiary (representing
22.5 % of its common stock) at any time over a ten year period which ends May 5, 2005 for a nominal exercise price of $100. The warrant holders also have the option to "put" the warrants to the Company any time after the warrant's fifth anniversary at a "put" price based upon the higher of fair market, book or appraised value of the subsidiary. The "put option" is exercisable anytime after May 5, 2000 or immediately, if the subsidiary experiences a change in control or merges with another unaffiliated company. Additionally the Company has the option of "calling" the outstanding warrants for cash anytime after May 5, 2001. The "call" price is determined using the same formula as provided for determining the warrant's "put" price.

In order to account for the obligation associated with the warrant's "put" feature, the Company estimated the fair value of the warrants to be $900,000 at the date of issuance. This amount was discounted at 12% for a five-year period which resulted in a $495,405 liability and related debt discount on the senior subordinated note being recorded for the warrant's "put" feature at the date of issuance. In order to account for changes in the estimated warrant liability, the Company periodically estimates the fair value of the Overhill common stock and accretes the warrant liability accordingly through a charge to earnings. (See Notes 3 and 4.)


12. INCOME TAXES

Income tax expense (benefit) consists of the following:



                                   For the Years Ended
                                      September 30,
                             1996         1995         1994
                          ----------   ---------    ----------
   Current:
     Federal              $1,193,807   $ 111,589    $       -
     State                   265,467     414,289      127,000

   Deferred:
     Federal                 115,233    (396,409)     (94,000)
     State                    19,035     (53,242)     (16,000)
                          ----------   ---------    ---------
   Total income taxes     $1,593,542   $  76,227    $  17,000
                          ==========   =========    =========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate on earnings (loss) before income tax charges (benefits) was different than the federal statutory tax rate. The following summary reconciles the federal statutory tax rate with the actual effective rate:


                                                                       For the Years Ended
                                                                            September 30,
                                                                 1996          1995           1994
                                                                ------        ------         ------
  Effective statutory tax expense (benefit) rate                  34.0%         34.0%         (34.0%)
   Increase (decrease) in effective tax rate
     resulting from:
      State taxes, net of federal tax benefit                      9.2           7.7            9.0
      Officer life insurance premiums,
       amortization of goodwill, accretion
       of stock warrants                                          12.5           6.7            6.5
       Exercise of stock options                                     -             -          (10.2)
       Limitation on utilization of net
       operating losses                                              -             -           30.0
      Utilization of net operating losses                         (4.3)        (31.9)         (14.2)
      Change in losses losses
      Sale of subsidiaries                                        27.9             -              -
      Other                                                        6.6          (0.2)             -
                                                                ------        ------         ------
      Effective tax expense rate                                  85.9%          2.1%           1.3%
                                                                ======        ======         ======

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As stated in Note 2, in 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires among other things a liability approach to calculating deferred income taxes. The components of deferred tax balances as of September 30, 1996 and 1995 are summarized as follows:



                                                      1996           1995
                                                  -----------    ----------
Deferred tax assets:
 Allowance for doubtful accounts                  $ 1,348,559    $  209,628
 Inventory                                            132,732       459,231
 Accrued expenses                                     167,036       192,812
 Deferred sales                                             -        62,080
 Net operating loss carryforwards                           -        69,232
 AMT credit carryforwards                                   -        69,945
 Investment in subsidiary (unconsolidated)             45,206             -
 Other                                                 14,748             -
                                                  -----------    ----------
    Deferred tax assets                             1,708,281     1,062,928
                                                  -----------    ----------

Deferred tax liabilities:
 Stock option exercises                               (17,572)      (27,572)
 Prepaid expenses                                    (235,624)     (216,501)
 Intangibles                                         (788,775)     (296,357)
 Depreciation                                        (422,591)     (112,668)
 Other                                                (11,335)      (43,178)
                                                  -----------    ----------
   Deferred tax liabilities                        (1,475,897)     (696,276)
                                                  -----------    ----------
   Net deferred tax assets                        $   232,384    $  366,652
                                                  ===========    ==========


The Company has utilized all net operating losses available for carryforward. Additionally, the Company has utilized all alternative minimum tax credit carryforwards. Deferred tax assets are included in prepaid expenses and other assets in the accompanying consolidated Balance Sheets.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Future minimum lease payments for all operating leases at September 30, 1996 are as follows:



                                            For the Years Ending
                                                September 30,
                                            --------------------

       1997                                      $1,323,131
       1998                                       1,113,113
       1999                                         473,206
       2000                                          43,224
       2001                                          24,375
                                                 ----------
                                                 $2,977,049
                                                 ==========

Certain of the leases provide for renewal options for periods from 1998 to 2005 at substantially the same terms as the current leases.

Rent expense, including monthly equipment rentals, was approximately $1,510,000, $893,000 and $190,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company's subsidiary, TTI relies on two suppliers for the majority of their new units and parts. As of September 30, 1996, TTI had commitments to purchase inventory amounting to $3,944,000.

TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 1996, the Company's guarantees totaled $7,493,671. The Company receives a fee, in the form of interest participation on certain of the notes upon which it is contingently liable. This fee is recognized as interest income by the Company and is usually held by the institution to meet reserve requirements. Company funds held in escrow by the lenders of $882,383 at September 30, 1996 are included in the Consolidated Balance Sheet as restricted cash and are fully offset by a reserve for credit guarantees.

TTI has an interest in two partnerships. The total investment in these partnerships at September 30, 1996 of $307,985 is included in other assets. TTI guarantees the debt of these partnerships. The amount guaranteed at September 30, 1996 of $494,890 is collateralized by accounts receivable, inventory, equipment, buildings and real estate.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES

On May 10, 1996, the United States District Court for the Northern District of Texas dismissed a class action suit that initially had been filed in the Eastern District of New York. The suit claimed that the Company and its officers were responsible for artificially inflating the market price of the Company's common stock during the period of October 26, 1993 through January 15, 1995.

In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., subordinated debt holders of the Overhill Farms subsidiary. The suit claims, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. The Company has filed a counter suit claiming Rice Partners II, L.P. (i) refused to comply with verbal agreements to the indenture (ii) conspired with the former general manager of Overhill to force the Company to sell Overhill Farms at a distressed price in order to benefit and (iii) caused the halting of trading of the Company's stock.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

See Note 14 for a guarantee of related party indebtedness.

14.  RELATED PARTY TRANSACTIONS

During fiscal 1994, the Company made aggregate non-interest bearing cash advances to Mr. Tanner in the amount of approximately $282,000. At September 30, 1994, Mr. Tanner had repaid $150,000 of such advances. During fiscal 1995, following the repayment of the unpaid 1994 advances, additional advances amounting to approximately $63,000 were made to Mr. Tanner which were unpaid at September 30, 1995. During fiscal 1996, additional amounts were advanced to or on behalf of Mr. Tanner which aggregated approximately $1.5 million. On December 8, 1995, the aforementioned advances and an unpaid promissory note receivable from Mr. Tanner were refinanced through the issuance to the Company of a 12% unsecured demand note from Mr. Tanner in the principal amount of $2,000,872.

Also during the period, the Company made disbursements to the Pyrenees Group, a corporation controlled by Mr. Tanner, of approximately $2.67 million, of which $1,153,000 represented repayment of existing advances from Pyrenees, with the balance representing an advance to Pyrenees of approximately $1.5 million.

During January 1996, the Company reached an agreement in principle to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project is being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Tanner. As part of the transaction, the Company is also to participate in the facility's

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management, sales of suites and seat options, concessions and events and is to be compensated for such services. The Company agreed to provide to Stadium Partners up to $4 million of debt that (1) is convertible into a 14% economic interest in the project and (2) is to be guaranteed by certain members of the investment group. As part of this agreement, the aforementioned accounts receivable from Mr. Tanner and Pyrenees (approximately $3.5 million), together with any subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, to bear interest at 12% and are guaranteed by Mr. Tanner and Pyrenees. As of September 30, 1996, the Company advanced an additional $9,271,054 which are subject to the above guarantees, and are due and payable currently by Stadium Partners.

On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership") with Lehman receiving an equity interest in the project.

The Company has guaranteed the repayment of the loan from Lehman to the Nevada partnership in the above mentioned transaction, in certain circumstances or upon the occurrence of certain events. Such guarantee is effective upon the occurrence of certain conditions, including without limitation if Nevada Partnership files for bankruptcy or insolvency, if representations by the Partnership prove to be fraudulent regarding the financial condition of the Partnership or, the land securing the loan is further encumbered or ownership is transferred without the consent of Lehman.

During the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners, the collectibility of which is dependent upon the success of the project and/or the guarantees referred to above. As a result of the terms of the financing described above Stadium Partners is precluded from making any distributions until permanent project financing is secured or stadium suite sales are made that are sufficient to repay the financing from Lehman. As a consequence of Stadium Partners inability to effect such sales or obtain such financing by March 15, 1997 in order to make its payment to the Company on such date, the Company has established a reserve of $3.34 million as of September 30, 1996, which represents the income accrued. The reserve will be reduced as collections and distributions are made pursuant to the Stadium Partners loan agreements. Subsequent to year end, the Company no longer accrues management fees or interest income on the existing advances.

In January 1997, the Company further advanced Stadium Partners $4.9 million. The funds advanced consisted of $2.4 million, drawn from an existing line of credit, and $2.5 million from a six month term note. The term note bears interest at 16%, is payable monthly and is secured by a second lien on the Company's headquarters. As additional collateral, the Company agreed to issue an option on 500,000 shares of Series A-2 preferred stock (convertible into 1,000,000 shares of common stock) which is exercisable upon default of certain covenants of the agreement.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the aforementioned transaction, the Company entered into a two year consulting agreement with a principal of the lender. In consideration of the agreement, the Company issued an option to purchase 200,000 shares of common stock at $.01 per share.

OTHER TRANSACTIONS

Other assets include an insurance premium receivable representing insurance premiums paid by TTI on behalf of Harold Estes, President and former owner of TTI. As of September 30, 1996, insurance premium receivable was $492,000.

In February 1994, a company owned by Harold Estes, loaned DPPI $350,000 to pay a previous mortgage on the Company's principal executive offices. The outstanding principal and interest on this loan was $363,347 as of May 25, 1994, when such loan was paid in full by the Company.

In connection with the purchase of TTI, the Company acquired a note receivable from an officer. The note is secured by marketable securities, payable within one year and bears interest at 3.96%. As of September 30, 1996 the balance outstanding was $367,634

Upon the resignation of Paul Stevens from the Board of Directors and as President of PIC in October 1993, the Company and Mr. Stevens entered into an agreement whereby Mr. Stevens was to provide consulting services to PIC in consideration for (1) the issuance of 7,500 shares of Series A Preferred Stock, valued at $75,000 and convertible into 150,000 shares of restricted common stock, and (2) a monthly retainer of $12,500 cash for a 5-year period. This agreement was terminated in September 1994, whereby Mr. Stevens agreed to waive all remaining cash payment requirements and the Company agreed to register the common stock underlying Mr. Stevens Series A Preferred Stock and to cancel stock subscriptions receivable from Mr. Stevens in the amount of $30,000. The Company's expense for the year ended September 30, 1994 amounted to approximately $200,000 as a result of this consulting contract and its subsequent termination.

See Note 11 for discussion of options granted to the Pyrenees Group, a related party.

See Notes 4 and 9 for discussion of note payable to Harold Estes.

15.  PROFIT SHARING PLAN

In 1986, prior to acquisition by the Company, TTI adopted a profit sharing plan. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the president and controller of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 1996 and 1995 were $264,000 and $211,000 and for the period from acquisition through September 30, 1994 was approximately $45,000.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  SALE OF SUBSIDIARIES

The Company, during February 1995, entered into a transaction whereby it exchanged 100% of the common stock of Taylor-Built Industries, Inc., a wholly owned subsidiary, for 200,000 shares of restricted common stock of Optimax, Inc., a publicly held company - such shares were sold in a private transaction in February 1996. No significant gain or loss was recognized on these transactions.

In July 1996, the Company completed a transaction with an unrelated third party to sell a controlling interest in the Company's computer subsidiaries.
The transaction was accomplished through the sale of 51% of a newly formed subsidiary, PC Networx America, Inc. (PCNA), whose sole assets consist of the capital stock of Network America, Inc., PC Repair of Florida, Inc., Computer Systems Concepts and Register Mate, Inc. The consideration for this sale amounted to approximately $1,600,000 (subject to adjustments) consisting of $475,000 of cash, $86,457 of notes receivable and $1,175,000 of preferred stock. The Company intends to publicly distribute to its shareholders a dividend of 30% of the outstanding stock of PCNA with the Company retaining 19%. This distribution is expected to occur as soon as practicable. In a related transaction with the same party, the Company sold 100% of the stock of Micro Configurations, Inc. (MCC) for a note receivable in the amount of $951,433 secured by the stock and assets of MCC. Total notes receivable outstanding at September 30, 1996 related to these two transactions amounted to $1,037,890.
See Note 6. No gain or loss was realized on either of these transactions. Subsequent to this transaction, PCNA's name was changed to DataTell Solutions, Inc.


17.  SALE OF ASSETS

During the period ended June 30, 1996, the Company's Texas Timberjack subsidiary completed the sale of a parcel of land in Lufkin, Texas. The Company realized a gain of $875,000 on the property having a book value of approximately $625,000.


18.  INFORMATION BY INDUSTRY SEGMENT

The Company's industry segments are outlined below.

TRANSFORMER MANUFACTURING

The transformer manufacturing segment manufactures and sells custom designed transformer and communication filters. Customers are primarily defense contractors or defense contractor suppliers in the Mid-Atlantic and Northeastern regions of the United States.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FORESTRY

The forestry segment sells, finances, and repairs timber and logging equipment in East Texas and Western Louisiana. Customers range from small logging operations to large integrated paper mills.

COMPUTER SALES AND SERVICE

The computer sales and service segment assembles and sells personal computers and provides systems setup and hardware maintenance services. Customers serviced range from individuals to large corporations. Subsidiaries included in the segment are Network America, Inc., in Tulsa, Oklahoma; Letronix and Computer System Concepts in Queens, New York; PC Repair in Sarasota, Florida and Micro Configurations Inc., in Brooklyn, New York. Effective July 1, 1996, the Company sold 51% of its interests in the computer operations. (See Note 16)

FOOD

The food segment produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties primarily for customers in the airline, restaurant and weight loss industries.

CORPORATE AND OTHER

The Corporate segment provides management and advisory services to Stadium Partners, a privately owned development corporation engaged in the development of a multi purpose sports facility in Las Vegas, Nevada.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                              September 30, 1996
                                               ------------------------------------------------------------------------------------

                                                                           Transformer     Computer
                                                                          Manufacturing   Sales and       Corporate
                                                   Food        Forestry       Corp.        Service        and Other      Totals
                                               ------------  ------------  -----------  ------------    ------------  -------------
Net Sales:
Sales to unaffiliated customers                $ 98,771,224  $ 34,247,283  $ 3,549,126  $ 10,398,177    $ 2,574,975   $ 149,540,785
                                               ============  ============  ===========  ============    ===========   =============

Operating profit (loss) and income
  before income taxes:
Operating profit (loss)                        $  6,260,382  $  3,039,922  $    76,726  $ (1,530,277)    (1,181,786)  $   6,664,967

Interest and other income                                                                                                   751,385
Interest expense                                                                                                         (6,389,926)
Gain on sale of assets                                                                                                      827,852
                                                                                                                      -------------
Income before income taxes                                                                                            $   1,854,278
                                                                                                                      =============


Identifiable assets:
Segment assets                                 $ 38,746,696  $ 41,073,186  $ 3,305,280  $          -    $11,053,359   $  94,178,521
                                               ============  ============  ===========  ============    ===========   =============

Capital expenditures:
Segment                                        $    392,668  $  2,159,674  $    87,875  $          -    $    15,992   $   2,656,209
                                               ============  ============  ===========  ============    ===========   =============

Depreciation and amortization:
Segment                                        $  2,024,902  $    611,070  $    82,402  $    229,659    $   469,104   $   3,417,137
                                               ============  ============  ===========  ============    ===========   =============



The Company's food group had sales to a single customer in fiscal 1996 which comprised approximately 26% percent of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1996.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 September 30, 1995
                                        ------------------------------------------------------------------
                                                                                  Computer
                                                                    Transformer   Sales and
                                            Food         Forestry  Manufacturing   Service      Totals
                                        -----------    ----------- ------------- -----------  ------------

Net Sales:
Sales to unaffiliated customers         $40,395,326    $42,778,102   $3,602,678  $15,259,366  $102,035,472
                                        ===========    ===========   ==========  ===========  ============

Operating profit and earnings
  before income taxes
  extraordinary items and cumulative
  effect of accounting changes:
Operating profit                        $ 2,707,773    $ 4,691,322   $  302,512  $   548,601  $  8,250,208

General corporate expenses                                                                      (1,498,507)
Interest and other income                                                                          592,055
Interest expense                                                                                (3,791,059)
                                                                                              ------------
Income before income taxes                                                                    $  3,552,697
                                                                                              ============


Identifiable assets:
Segment assets                          $38,991,764    $34,423,387   $2,988,017  $ 7,149,085  $ 83,552,253
                                        ===========    ===========   ==========  ===========  ============

Corporate assets                                                                                 4,606,610
                                                                                              ------------
    Total assets                                                                              $ 88,158,863
                                                                                              ============
Capital expenditures:
Segment                                 $   133,118    $   590,052   $   68,729  $   157,408  $    949,307
                                        ===========    ===========   ==========  ===========  ============

Corporate                                                                                           26,576
                                                                                              ------------
Total capital expenditures                                                                    $    975,883
                                                                                              ============

Depreciation and amortization:
Segment                                 $   857,813    $   559,872   $   69,321  $   322,767  $  1,809,773
                                        ===========    ===========   ==========  ===========  ============

Corporate                                                                                          125,786
                                                                                              ------------
Total depreciation and amortization                                                           $  1,935,559
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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         September 30, 1994
                                                         ----------------------------------------------------
                                                                                       Computer
                                                                        Transformer    Sales and
                                                          Forestry     Manufacturing    Service      Total
                                                         -----------   -------------  ----------- -----------
Net Sales:
Sales to unaffiliated customers                          $11,154,096    $3,516,730    $10,299,578 $24,970,404
                                                         ===========    ==========    ==========  ===========

Operating profit and earnings
 before income taxes
 extraordinary items and cumulative
 effect of accounting changes:
Operating profit                                         $   876,257    $  216,401    $   466,322 $ 1,558,980
                                                         ===========    ==========    ==========
 General corporate expenses                                                                        (1,203,598)
 Non-recurring charge related
 to the grant of stock options                                                                     (1,400,000)
 Interest and other income                                                                            125,730
 Interest expense                                                                                    (447,987)
                                                                                                  -----------
 Loss before income taxes, extraordinary
 item and cumulative effect of accounting change                                                  $(1,366,875)
                                                                                                  ===========

Identifiable assets:
 Segment assets                                          $24,868,598    $3,910,465    $6,311,229  $35,090,292
                                                         ===========    ==========    ==========
 Corporate assets                                                                                   2,884,657
                                                                                                  -----------
  Total assets                                                                                    $37,974,949
                                                                                                  ===========

Capital expenditures:
 Segment                                                 $    61,670    $   20,749    $  151,812  $   234,231
                                                         ===========    ==========    ==========
 Corporate                                                                                            113,290
                                                                                                  -----------
  Total capital expenditures                                                                      $   347,521
                                                                                                  ===========
Depreciation and amortization:
 Segment                                                 $   128,470    $  109,072    $  182,979  $   420,521
                                                         ===========    ==========    ==========
 Corporate                                                                                             76,993
                                                                                                  -----------
  Total depreciation and amortization                                                             $   497,514
                                                                                                  ===========



No customer accounted for more than 10% of the Company's consolidated sales in fiscal 1994

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  QUARTERLY FINANCIAL DATA (UNAUDITED)



                            For the Year Ended September 30, 1996
                    -----------------------------------------------------
                    December 31   March 31      June 30     September 30
                    -----------  -----------  ------------  -------------
Net revenues        $37,497,289  $37,749,771  $36,477,962    $37,815,763
Gross profit          7,578,229    8,705,251    6,415,347      5,976,131

Operating income      2,955,640    2,945,518      926,614       (162,805)

Net income          $   797,296  $ 1,018,001  $   (41,243)   $(2,166,266)
                    ===========  ===========  ===========    ===========

Income per common
 share:
 Net income         $       .06  $       .07  $      (.01)   $      (.15)
                    ===========  ===========  ===========    ===========


The Company's results for the quarter ending June 30, 1996 have been adjusted to reflect changes in inventory valuation. The inventory adjustments were identified in the Computer Group and revised in the third quarter, the last quarter the Company controlled the Computer Group. The Company recorded a reserve of $3.34 million in the quarter ending September 30, 1996 related to the Company's activities with Stadium Partners. (See Note 14)


                            For the Year Ended September 30, 1996
                    -----------------------------------------------------
                    December 31   March 31      June 30     September 30
                    -----------  -----------  ------------  -------------

Net revenues        $12,611,165  $13,831,411  $33,633,241    $41,959,655
Gross profit          3,064,609    3,034,572    6,285,021      7,595,633

Operating income        877,489    1,005,637    2,151,530      2,717,045

Net income          $   574,354  $   604,974  $   917,461    $ 1,188,810
                    ===========  ===========  ===========    ===========

Income per common
 share:
 Net income         $       .05  $       .05  $       .07    $       .09
                    ===========  ===========  ===========    ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      For the Year Ended September 30, 1994
                               ----------------------------------------------------
                               December 31   March 31     June 30     September 30
                               -----------  ----------  ------------  -------------

  Net sales                     $3,722,093  $3,482,599  $ 4,837,293    $12,928,419

  Gross profit                   1,070,197     971,372    1,015,160      1,943,440

  Operating income (loss)          310,046     184,250       94,812       (233,726)

  Income (loss) before
   extraordinary item and
   cumulative effect of
   accounting change               282,643     158,832   (1,325,688)      (499,662)

   Extraordinary item-early
     extinguishment of debt                                                 62,120
   Cumulative effect of
     change in method of
     accounting for taxes          305,000           -            -              -
                                ==========  ==========  ===========    ===========
   Net income (loss)            $  587,643  $  158,832  $(1,325,688)   $  (437,542)
                                ==========  ==========  ===========    ===========
Income (loss) per common
     share:

   Before extraordinary item
     and cumulative effect of
     accounting change          $      .05  $      .03  $      (.24)   $      (.09)

     Extraordinary item                                                        .01
     Cumulative effect of
     change in method of
     accounting for taxes              .05           -            -              -
                                ----------  ----------  -----------    -----------
   Net income (loss)            $      .10  $      .03  $      (.24)   $      (.08)
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

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                             SUMMARY BALANCE SHEETS



                                                            September 30,
                                                      ------------------------
                                                          1996         1995
                                                      -----------   -----------

Cash                                                  $    38,391   $     2,193
Receivables from related parties                                        369,350
Receivables from subsidiaries                                   -     2,259,115
Prepaid expenses and other                              2,755,841       531,642
                                                      -----------   -----------
  Total current assets                                  2,794,232     3,162,300

Property and equipment                                  1,758,267     1,742,275
 Less-Accumulated depreciation                           (162,763)     (102,817)
                                                      -----------   -----------
                                                        1,595,504     1,639,458
Non current receivables:
 Related party for doubtful accounts of $3,340,000      9,931,054             -
 Other                                                  1,037,890             -
Other assets (primarily investments
 in subsidiaries)                                      28,179,575    34,876,272
                                                      -----------   -----------
Total assets                                          $43,538,255   $39,678,030
                                                      ===========   ===========


Accounts payable                                          346,105       858,476
Accrued expense                                                 -       343,878
Due to affiliated party                                         -     1,153,000
Current maturities of long term debt                    6,345,544        80,398
                                                      -----------   -----------
  Total current liabilities                             6,691,649     2,435,752

Note payable- related party                            12,546,000    11,100,000
Long term debt, net                                             -     4,850,427
Deferred income taxes                                     302,206       154,508
                                                      -----------   -----------
  Total liabilities                                    19,539,855    18,540,687
                                                      -----------   -----------

Stockholders' equity:
Preferred stock                                             2,500             -
Common stock                                              131,970       126,220
Additional paid in capital                             26,630,714    22,106,606
Retained earnings (deficit)                            (1,487,695)   (1,095,483)
Note receivable                                        (1,279,089)            -
                                                      -----------   -----------
  Total stockholders' equity                           23,998,400    21,137,343
                                                      -----------   -----------
                                                      $43,538,255   $39,678,030
                                                      ===========   ===========

                        See note to condensed financial
                          information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           SUMMARY STATEMENTS OF INCOME

                                                               For the Years Ended
                                                                   September 30,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------
Net revenues                                                $         -    $         -
Cost of sales                                                         -              -
                                                            -----------    -----------
Gross Profit                                                          -              -

Selling general and administrative expenses                   4,369,130      1,498,508
                                                            -----------    -----------
Operating income (loss)                                      (4,369,130)    (1,498,508)

Other income (expense)
  Loss on unconsolidated subsidiaries                          (855,565)             -
  Other expense                                                (837,235)             -
  Interest income                                               908,364        127,145
  Interest expense                                           (2,276,195)    (1,877,883)
                                                            -----------    -----------
Total other income                                           (3,060,631)    (1,750,738)

Loss before income taxes                                     (7,429,761)    (3,249,247)
Income taxes (benefit)                                         (985,908)    (2,133,986)
                                                            -----------    -----------
                                                             (6,443,853)    (1,115,261)
Equity in net income of subsidiaries                          6,201,641      4,400,860
                                                            -----------    -----------
Net income (loss)                                              (242,212)     3,285,599
Dividends on preferred stock                                    150,000              -
                                                            -----------    -----------
Net income (loss) attributable
  to common shareholder                                     $  (392,212)   $ 3,285,599
                                                            ===========    ===========


                        See note to condensed financial
                           information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        SUMMARY STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                     September 30,
                                                             -----------------------------
                                                                   1996          1995
                                                             -------------   -------------
Cash flow provided by operating activities:
 Net income (loss)                                           $    (242,212)  $  3,285,599
Adjustments to reconcile net income (loss)
 to net cash provided by  (used in) operating activities:
  Depreciation and amortization                                     59,946        125,786
  Provision for doubtful accounts                                3,340,000              -
  Issuance of common stock for accrued interest
   payable on convertible subordinated debentures                        -          9,120
  Imputed interest on TTI acquisition note                               -         66,225
  Deferred income tax                                              147,698        293,616
  Increase (decrease) in, net of effects of acquisitions:
   Receivables from subsidiaries                                 2,259,115     (1,941,392)
   Prepaid expenses and other                                   (2,224,199)      (423,523)
   Accounts payable and other                                     (512,371)       710,920
   Accrued expenses and other                                     (343,878)     1,279,321
                                                             -------------   -------------
Net cash used in operating activities                            2,484,099      3,405,672
                                                             -------------   -------------

Cash flows used in investing activities:
 Notes receivable                                               (1,037,890)       132,000
 Notes receivable from related parties                         (12,901,704)             -
 Capital expenditures                                              (15,992)       (26,576)
 Investment in Overhill Farms, Inc.                                      -     (4,000,000)
 Other assets                                                    6,696,697     (3,770,824)
                                                             -------------   -------------
     Net cash used in investing activities                      (7,258,889)    (7,665,400)
                                                             -------------   -------------

Cash flows provided by financing activities:
 Net borrowings (payments) on notes payable                      1,360,719       (160,104)
 Advances from (payments to ) related party                     (1,153,000)     1,153,000
 Proceeds from private placement
  of preferred stock                                             2,500,000              -
 Proceeds from the issuance of
  12% subordinated debentures                                    1,500,000              -
 Exercise of common stock options                                   50,000              -
 Principal collections on Pyrenees
 Dividends on preferred stock                                     (150,000)             -
  notes receivable                                                 720,911       3,250,000
 Common stock issuance costs                                       (17,642)       (132,001)
                                                             -------------   -------------
Net cash provided by financing activities                        4,810,988       4,110,895
                                                             -------------   -------------
Net increase (decrease) in cash                                     36,198        (148,833)
Cash - beginning of year                                             2,193         151,026
                                                             -------------   -------------
Cash - end of year                                           $      38,391   $       2,193
                                                             =============   =============

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

The Company filed under the SB regulations for fiscal 1994 and was not required to complete Schedule I. Accordingly, the condensed financial statements for that year have been omitted.

                             POLYPHASE CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


For the Three Years in the Period Ended September 30, 1996



Column A                            Column B    Column C     Column D    Column E    Column F
-----------------------------------------------------------------------------------------------
                                    Balance at  Charged to                           Balance at
                                    beginning   costs and                             end of
Classification                      of period   expenses     Deductions    Other       period
-----------------------------------------------------------------------------------------------

Allowance for doubtful accounts:

 Year ended September 30, 1996      $506,805    $146,666     $(134,367)    $           $519,104
                                    ===========================================================
 Year ended September 30, 1995      $580,251    $ 73,446     $(146,892)    $  --       $506,805
                                    ===========================================================


Note: The Company filed under the SB regulations for fiscal 1994 and was not required to complete Schedule II. Accordingly, the Valuation and Qualifying Accounts for that year have been omitted.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POLYPHASE CORPORATION



By: /s/ Paul A. Tanner                                   June 9, 1997
    -------------------------
    Paul A. Tanner, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/s/ Paul A. Tanner                                       June 9, 1997
-----------------------------
Paul A. Tanner
President and Chief Executive
Officer, Chairman of the
Board and Director
(Principal Executive Officer)



/s/ James Rudis                                          June 9, 1997
-----------------------------
James Rudis
Executive Vice President
and Director



/s/ William E. Shatley                                   June 9, 1997
-----------------------------
William E. Shatley
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)



/s/ George R. Schrader                                   June 9, 1997
-----------------------------
George R. Schrader
Director



/s/ Paul A. Tanner, Jr.                                  June 9, 1997
-----------------------------
Paul A. Tanner, Jr.
Director


                                                         June 9, 1997
-----------------------------
Michael F. Buck
Director

                                 EXHIBIT INDEX


    3.1 Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company's registration statement on Form S-8 (No. 33-82008), filed with the Commission on July 27, 1994 (the "1994 Form S-8"))

    3.2  Bylaws of Polyphase Corporation (incorporated by reference from Exhibit
         4.2 to the 1994 Form S-8)

    4.1 Certificate of Designation relating to the Series A-2 Preferred Stock (incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form SB-2 [No. 33-85334] filed with the Commission on October 19, 1994 [the "Form SB-2"])

    4.2 Certificate of Designation relating to the Series A-3 Preferred Stock (incorporated by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 [the "1995 Form 10-K"])

   10.1+ Stock Option Agreement for Paul A. Tanner (incorporated by reference from Exhibit 4.12 to the 1994 Form S-8)

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

  10.10 Stock Option Agreement, dated as of October 21, 1992, between Polyphase Corporation and the Pyrenees Group (incorporated by reference from Exhibit 10.12 to the Form 8-B)

  10.11 Deed of Trust Note in the amount of $1,000,000, dated May 25, 1994, by Polyphase Corporation in favor of Comerica Bank-Texas (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1994 (the "1994 Form 10-Q"))

  10.12 Deed of Trust (With Security Agreement and Assignment of Rents), dated May 25, 1994, covering real property in Dallas County, Texas between Polyphase Corporation and Comerica Bank-Texas (incorporated by reference from Exhibit 10.3 to the 1994 Form 10-Q)

  10.13 Letter Agreement, dated May 25, 1994, between Polyphase Corporation and Comerica Bank -Texas (incorporated by reference from Exhibit 10.4 to the 1994 Form 10-Q)

  10.14 Securities Purchase Agreement, dated as of July 5, 1994, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.16 to the Form 8-B)

  10.15 Registration Rights Agreement, dated as of July 5, 1994, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.17 to the Form 8-B)

  10.16 Indenture, dated as of July 5, 1994, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from Exhibit
          10.18 to the Form 8-B)

  10.17 Form of 12% Senior Convertible Debenture No. 1, payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit
          10.19 to the Form 8-B)

  10.18 Form of 12% Senior Convertible Debenture No. 2, payable to Vault & Co. or registered assigns (incorporated by reference from Exhibit 10.20 to the Form 8-B)

  10.19 Asset Purchase Agreement among Champ Computer Systems, Inc., Liberty United Trust and Polyphase Corporation, dated March 23, 1994 (incorporated by reference from Exhibit 10.25 to the Form SB-2)

  10.20 Stock Purchase Agreement among PC Repair of Florida, Inc., Gene H. Thurston, Jr. and Polyphase Corporation, dated February 15, 1994 (incorporated by reference from Exhibit 10.26 to the Form SB-2)

  10.21 Agreement and Plan of Reorganization between the Shareholders of Micro Configurations, Inc. and Polyphase Corporation, dated July 1, 1994 (incorporated by reference from Exhibit 10.27 to the Form SB-2)

  10.22 Credit Agreement, dated August 29, 1994, between Texas Timberjack, Inc. and Comerica Bank-Texas (incorporated by reference from Exhibit
          10.28 to the Form SB-2)

  10.23 Guaranty, dated August 29, 1994, from Polyphase Corporation to Comerica Bank-Texas (incorporated by reference from Exhibit 10.29 to the Form SB-2)

  10.24 Deed of Trust, dated as of August 30, 1994, from Texas Timberjack, Inc. to J. Patrick Faubion, Trustee (incorporated by reference from
          Exhibit 10.30 to the Form SB-2)

  10.25 Security Agreement, dated as of August 29, 1994, between Texas Timberjack, Inc. and Comerica Bank-Texas (incorporated by reference from Exhibit 10.31 to the Form SB-2)

  10.26 Fluctuating Rate Line of Credit Note from Texas Timberjack, Inc., as maker, to Comerica Bank-Texas, dated August 29, 1994 (incorporated by reference from Exhibit 10.32 to the Form SB-2)

  10.27 First Amendment to Credit Agreement dated September 1, 1995, between Texas Timberjack, Inc. and Comerica Bank-Texas (incorporated by reference from Exhibit 10.27 to the 1995 Form 10-K)

  10.28 Fluctuating Rate Line of Credit Note from Texas Timberjack, Inc., as maker, to Comerica Bank-Texas, dated September 1, 1995 (incorporated by reference from Exhibit 10.28 to the 1995 Form 10-K)

  10.29 Promissory Note in the amount of $2,000,000, from Pyrenees Group, as maker, to Polyphase Corporation, dated November 1, 1995, related to the exercise of options on Series D Preferred Stock (incorporated by reference from Exhibit 10.29 to the 1995 Form 10-K)

  10.30 Security Agreement, dated as of November 1, 1995, between Pyrenees Group and Polyphase Corporation (incorporated by reference from Exhibit 10.30 to the 1995 Form 10-K)

  10.31 Promissory Note in the amount of $2,000,872, from Paul A. Tanner, as maker, to Polyphase Corporation, dated December 8, 1995 (incorporated by reference from Exhibit 10.31 to the 1995 Form 10-K)

  10.32 Convertible Preferred Stock Purchase Agreement, dated as of November 10, 1995, by and between Polyphase Corporation and Infinity Investors, Ltd. (incorporated by reference from Exhibit 10.32 to the 1995
          Form 10-K)

  10.33 Securities Purchase Agreement, dated as of December 1, 1995, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.33 to the 1995 Form 10-K)

  10.34 Registration Rights Agreement, dated as of December 1, 1995, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (incorporated by reference from Exhibit
          10.34 to the 1995 Form 10-K)

  10.35 Indenture, dated as of December 1, 1995, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from
          Exhibit 10.35 to the 1995 Form 10-K)

  10.36 Form of 12% Senior Convertible Debenture No. 1, dated December 1, 1995 payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit 10.36 to the 1995 Form 10-K)

  10.37 Form of 12% Senior Convertible Debenture No. 2, dated December 1, 1995 payable to Kane & Co. or registered assigns (incorporated by reference from Exhibit 10.37 to the 1995 Form 10-K)

  10.38 Renewal Promissory Note in the amount of $11,200,000, dated October 31, 1995, payable by Polyphase Corporation to Harold Estes (incorporated by reference from Exhibit 10.38 to the 1995 Form 10-K)

  10.39 Amended Pledge Agreement, dated as of October 31, 1995, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit 10.39 to the 1995 Form 10-K)

  10.40 Amended Security Agreement, dated as of October 31, 1995, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from Exhibit 10.40 to the 1995 Form 10-K)

  10.41** Renewal Promissory Note in the amount of $12,842,916, dated December 31, 1996, payable by Polyphase Corporation to Harold Estes

  10.42** Amended Pledge Agreement, dated as of December 31, 1996, between Polyphase Corporation and Harold Estes

  10.43** Amended Security Agreement, dated as of December 31, 1996, between Texas Timberjack, Inc. and Harold Estes

  10.44** Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated June 28, 1996

  10.45** Security and Pledge Agreement, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.46** Secured Promissory Note, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.47** Security Agreement, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.48** Promissory Note, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation

  10.49** Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated July 1, 1996

 +10.50**  Stock Option Agreement for Paul A. Tanner dated July 23, 1996

 +10.51**  Stock Option Agreement for James Rudis dated July 23, 1996

 +10.52**  Stock Option Agreement for William E. Shatley dated July 23, 1996

 +10.53**  Stock Option Agreement for Michael F. Buck dated July 23, 1996

 +10.54**  Stock Option Agreement for George R. Schrader dated July 23, 1996

 +10.55**  Stock Option Agreement for Paul A. Tanner, Jr. dated July 23, 1996

  21.1**   Subsidiaries of the Registrant

     23.1**   Consent of Ernst & Young LLP

     23.2**   Consent of Price Waterhouse LLP

     27.1**   Financial Data Schedule

     --------------------------------
     +  Management contract or compensatory plan or arrangement.
     ** Filed herewith.