Form 10-Q
period 1996-12-31
POLYPHASE CORP
filed 1997-06-16
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

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

                                 (972) 732-0010
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No      X
    -----------      ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                          13,664,109
                                               ---------------------------
                                               Outstanding at June 5, 1997

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1996



                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                        Page No.
-----------------------------                        --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   December 31, 1996 and September 30, 1996             2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  December 31, 1996 and 1995                            4

Consolidated Condensed Statements of
  Cash Flows for the Three Months Ended
  December 31, 1996 and 1995                            5

Notes to Consolidated Condensed Financial Statements    7


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations        10


PART II - OTHER INFORMATION
------------------------------------------

Item 1. Legal Proceedings                              12

Item 6. Exhibits and Reports on Form 8-K               12

Signature Page                                         13

                                     ASSETS
                                                            December 31,    September 30,
                                                                1996            1996
                                                            ------------    -------------
Current assets:
 Cash                                                          $   639,810  $   280,969
 Receivables, net  of allowance for doubtful accounts
  of $510,808 and $519,104
   Trade accounts                                               10,991,380   12,098,852
   Current portion of sales contracts                            6,167,422    6,625,727
   Notes receivable                                                798,495      972,422
 Receivables from related parties                                  479,000      367,634
 Inventories                                                    29,478,289   28,027,779
 Prepaid expenses and other                                      2,086,835    2,676,336
                                                               -----------  -----------
    Total current assets                                        50,641,231   51,049,719
                                                               -----------  -----------
 Property and equipment:
   Land                                                            765,000      765,000
   Buildings and improvements                                    4,459,265    4,279,917
   Machinery, equipment and other                                8,697,643    8,575,687
                                                               -----------  -----------
                                                                13,921,908   13,620,604
 Less-Accumulated depreciation                                   4,642,043    4,212,872
                                                               -----------  -----------
                                                                 9,279,865    9,407,732
                                                               -----------  -----------
 Other assets:
 Noncurrent receivables
   Sales contracts                                               1,263,207    1,333,150
   Notes receivable                                              1,037,890    1,037,890
   Related party, net allowance of $3,340,000                    9,739,328    9,931,054

 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $1,760,488
   and $1,557,165                                               14,838,251   15,041,574
 Other intangible assets                                         1,306,054    1,402,239
 Restricted cash                                                   769,765      882,383
 Other                                                           4,101,928    4,092,780
                                                               -----------  -----------
                                                                33,056,423   33,721,070
                                                               -----------  -----------
                                                               $92,977,519  $94,178,521
                                                               ===========  ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,   September 30,
                                                       1996            1996
                                                   ------------   -------------
Current liabilities:
 Notes payable                                      $ 8,052,831     $ 9,516,219
 Accounts payable                                     8,713,801       8,581,071
 Accrued expenses and other                           2,481,059       4,415,011
 Current maturities of long-term debt                33,110,168      31,573,716
                                                    -----------     -----------
    Total current liabilities                        52,357,859      54,086,017

Note payable and accrued interest to related party   12,842,916      12,546,600
Reserve for credit guarantees                           769,765         882,383
Deferred income taxes                                 1,475,897       1,475,897
                                                    -----------     -----------
     Total liabilities                               67,446,437      68,990,897
                                                    -----------     -----------

Warrants to purchase common stock
 in subsidiary                                        1,299,097       1,189,224

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    125,000 and 250,000 shares, respectively              1,250           2,500
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   13,664,109 and 13,196,966 shares, respectively       136,641         131,970
 Paid-in capital                                     26,866,392      26,630,714
 Accumulated deficit                                 (1,592,432)     (1,487,695)
 Notes receivable                                    (1,179,866)     (1,279,089)
                                                    -----------     -----------
   Total stockholders' equity                        24,231,985      23,998,400
                                                    -----------     -----------
                                                    $92,977,519     $94,178,521
                                                    ===========     ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        For the Three Months Ended
                                                December 31,
                                        ----------------------------
                                             1996           1995
                                        -------------    -----------

Net revenues                              $36,165,789    $37,497,289

Cost of sales                              30,056,915     29,919,060
                                          -----------    -----------

Gross profit                                6,108,874      7,578,229

Selling, general and administrative
  expenses                                  4,623,670      4,622,589
                                          -----------    -----------

Operating income                            1,485,204      2,955,640
                                          -----------    -----------

Other income (expenses):

 Interest expense                          (1,574,418)    (1,573,736)
 Interest income and other                    210,960         99,694
                                          -----------    -----------

  Total other income (expenses)            (1,363,458)    (1,474,042)
                                          -----------    -----------

Income before income taxes and
  warrant accretion                           121,746      1,481,598

Income taxes                                   79,110        526,637
                                          -----------    -----------
                                               42,636        954,961
Accretion of common stock purchase
  warrants of subsidiary                      109,873        157,665
                                          -----------    -----------

Net income (loss)                             (67,237)       797,296

Dividends on preferred stock                  (37,500)       (37,500)
                                          -----------    -----------

Net income (loss) attributable to
  common stockholders                     $  (104,737)   $   759,796
                                          ===========    ===========

Weighted average common and common
  equivalent shares                        13,538,138     13,584,484
                                          ===========    ===========

Net income per common share               $     (.01)    $       .06
                                          ==========     ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  For the Three Months Ended
                                                         December 31,
                                                  --------------------------
                                                         1996         1995
                                                  -------------   ----------

Cash flow provided by operating activities:
 Net income (loss)                                  $   (67,237)  $   797,296
Adjustments to reconcile net income (loss)
 to net cash provided by (used in ) operating
 activities:
  Depreciation and amortization                         728,679       690,843
  Provision for doubtful accounts                        (8,296)       (5,770)
  Accretion of warrants to purchase common stock
     of subsidiary                                      109,873       157,665
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable            1,644,016     3,599,054
   Inventories                                       (1,450,510)   (3,203,642)
   Prepaid expenses and other                           580,353       501,071
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                                     132,730      (369,035)
   Accrued expenses and other                        (1,933,952)      130,686
                                                    -----------    ----------
      Net cash provided by (used in)
       operating activities                            (264,344)    2,298,168
                                                    -----------    ----------
Cash flows provided by (used in)
 investing activities:
  Notes and other receivables                           173,927       369,871
  Receivables from related parties                       80,360    (3,146,022)
  Capital expenditures                                 (301,304)     (110,459)
                                                    -----------   -----------
     Net cash used in
      investing activities                              (47,017)   (2,886,610)
                                                    -----------   -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                             For the Three Months Ended
                                                     December 31
                                             --------------------------
                                                1996           1995
                                             -----------  -------------
Cash flows provided by (used in) financing
 activities:
  Borrowings (principal payments) under
   line of credit arrangements,  notes
   payable and long-term debt, net           $  369,380   $(4,545,072)
  Proceeds from the issuance of 12%
   subordinated debentures                            -     1,500,000
  Principal collection of Pyrenees
   notes receivable                              99,223             -
  Dividend on preferred stock                   (37,500)      (37,500)
  Exercise of common stock options              256,599             -
  Payments on advances from related parties           -    (1,153,000)
  Proceeds from private placement of
   preferred stock                                    -     2,500,000
  Stock issuance costs                          (17,500)            -
                                             ----------   -----------
   Net cash provided by (used in)
     financing activities                       670,202    (1,735,572)
                                             ----------   -----------

Net increase (decrease) in cash                 358,841    (2,324,014)
Cash - beginning of period                      280,969     3,275,068
                                             ----------   -----------

Cash - end of period                         $  639,810   $   951,054
                                             ==========   ===========

Supplemental schedule of cash flow information:
  Cash paid during the period for :
    Interest                                 $1,210,053   $ 1,016,580
    Income taxes                             $1,311,055   $   189,536


  Supplemental schedule of noncash investing and financing activities:

  In October 1996, an unrelated third party exercised an option to purchase 357,143 shares of common stock. As consideration, the Company was tendered 125,000 shares of Series A-3 Preferred Stock having a redemption value of $1,250,000.


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1. NATURE OF BUSINESS

   The Company is a diversified holding company that, through its subsidiaries, operates in three industry segments: the forestry segment, which distributes, leases and provides financing for commercial and industrial timber and logging equipment; the transformer segment, which manufactures and markets electronic transformers, inductors and filters; and the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties.

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

3. LIQUIDITY

   The Company has not complied with certain covenants involving most of its loan agreements, including covenants that restrict transactions with affiliates and which require the filing of audited financial statements for the Company and its subsidiaries on a timely basis. (See Note 5) As a result, the Company's debt has been classified as current as of December 31, 1996.

   The Company is in the process of negotiating a transaction involving Overhill that the Company expects will resolve the Rice lawsuit and improve the Company's overall debt structure, but there can be no assurances that such transaction will be consummated. Upon completion of the transaction, the Company believes it will be able to negotiate with the remaining debt holders and obtain waivers to the covenant violations that exist. As such, the Company expects that it will be able to meet it liquidity requirements.

4. RELATED PARTY TRANSACTIONS

   During January 1996, the Company reached an agreement in principle to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project is being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company. As part of the transaction, the Company is also to participate in the facility's management, sales of suites and seat options, concessions and events and is to be compensated for such services. The Company has provided $4 million of debt, bearing interest at 12%, to Stadium Partners. The debt is (1) convertible into a 14% economic interest in the project and (2) is guaranteed by Mr. Tanner and Pyrenees, a private investment firm headed by Mr. Tanner.

   On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership") with Lehman as the lender receiving an equity interest in the project.

   The Company has guaranteed the repayment of the loan from Lehman to the partnership in the above mentioned transaction, upon the occurrence of certain events. Such guarantee is effective upon the occurrence of certain conditions, including without limitation if the Partnership files for bankruptcy or insolvency, if representation by the Partnership proves to be fraudulent regarding the financial condition of the Borrower, the land securing the loan is further encumbered or ownership transferred without the consent of Lehman.

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

   In connection with the aforementioned transaction, the Company in January 1997 entered into a two year consulting agreement with a principal of the lender. In consideration of the agreement, the Company issued an option to purchase 200,000 shares of common stock at $.01 per share.

   During the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners, the collectibility of which is dependent upon the success of the project and/or the guarantees referred to above. As a result of the financing described above Stadium Partners is precluded from making any distributions until permanent project financing is secured. As a consequence of Stadium Partners inability to make its payment to the Company due March 15,1997, the Company established a reserve of $3.34 million as of September 30, 1996, which represents the income accrued. The reserve will be reduced as collections and distributions are made pursuant to the Stadium Partners loan agreements. The Company no longer accrues management fees or interest income on the existing advances.

   During the six months ended December 31, 1996, the Company made advances to Mr. Tanner totalling $70,300 resulting in a balance due of $85,160 as of that date.

   In connection with the TTI acquisition, the Company also issued a non-interest bearing note to Harold Estes for $10,000,000 due October 31, 1994, on which the Company imputed interest at 8.0% per annum. The Company has since modified, extended and renewed the note whereby the note currently having a balance including accrued interest of $12,842,916 has been extended to December 1, 1997 bearing interest at 10% through June 30, 1997 and 16% thereafter. The Company anticipates that it will be required to refinance this note payable on a long-term basis and is presently in negotiations with potential lenders to accomplish their goal. There is no certainty that Company will be able to refinance this note on acceptable terms or at all, by December 1, 1997. The note holder has no recourse to any of the assets or capital stock of Polyphase Corporation or any of its other subsidiaries and no cross-default provisions exist between this note and any other Polyphase debt.


5. CONTINGENCIES

   In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., subordinated debt holders of the Overhill Farms subsidiary. The suit claims, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. The Company has filed a counter suit claiming Rice Partners II, L.P. (i) refused to comply with verbal agreements to the indenture (ii) conspired with the former general partner of Overhill to force the Company to sell Overhill Farms at a distressed price in order to benefit Rice Partners II, L.P. and (iii) caused the halting of trading of the Company's stock.

6. STOCKHOLDERS' EQUITY

   In October 1996 a director of the Company exercised options on 75,000 of common stock at $.75 per share.

   In October 1996 an associate of the holders of the Company's Series A-2 Preferred Stock tendered 125,000 shares of preferred stock as consideration for the exercise of options on 357,143 shares of common stock at $3.50 per share.

   In November 1996 a former executive of the Company exercised options on 35,000 of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS

  Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, the projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation.

RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1996 decreased $1,331,000 (4%) to $36,166,000 from $37,497,000 during the three months ended December 31, 1995. Operating income also decreased $1,470,000 (50%) over the comparable period.
The decreases in the first quarter were primarily attributable to the exclusion of the Computer Group, which was sold in July 1996.

Net income for the three months ended December 31, 1996 decreased $864,000 (108%) to a loss of $67,000 from net income of $797,000 during the three months ended December 31, 1995. The loss is attributable to overall lower sales volume and lower gross margins in the Forestry Group. Selling, general and administrative costs and interest expense remained constant with the comparable periods which coupled with lower gross margins and lower sales, adversely affected net income.

Revenues for the Food Group for the three months ended December 31, 1996 increased $1,319,000 (6%) to $23,890,000 from $22,571,000 for the three months ended December 31, 1995. Operating income for the three months ended December 31, 1996 decreased $649,000 (34%) to $1,280,000 from $1,929,000 for the three months ended December 31, 1995. Increases in volume were primarily due to increased sales in the weight loss and airline sectors of Overhill which offset a downward trend in prior quarters. Management continues to develop the retail and food service sectors by increasing advertising, marketing and personnel expenses resulting in higher selling general and administrative costs and in decreased operating income. As revenue increases in these divisions, management does not anticipate increasing operating costs significantly.

Revenues for the Forestry Group for the three months ended December 31, 1996 increased $529,000 (5%) to $11,342,000 from $10,814,000 for the three months ended December 31, 1995, while operating income for the comparable period decreased $665,000 (52%). The increase in revenue is primarily due to continuing demand for lumber equipment as timber prices have begun to firm in the commodity markets. Operating income decreased due to lower gross margins on new equipment as the manufacturer raised prices which could not all be passed on to the consumer. The Company also experienced higher selling general and administrative costs associated with the opening of the Atlanta, Texas office and the relocation of the Lufkin office. Management expects the demand for equipment to increase slowly over the fiscal year and does not expect the slow down which occurred in fiscal 1996.

Revenues for the Transformer Group for the three months ended December 31, 1996 increased $35,000 (4%) to $933,000 from $898,000 for the three months ended December 31, 1995, while operating income for the comparable period decreased
$18,000 (40%).   The decrease in operating income is primarily attributable to increased competition and lower gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1996, the Company used cash of approximately $264,000 in its operating activities compared to $2,298,000 cash provided during the comparable period in fiscal 1996. The decrease in cash provided over the comparable periods was primarily from an operating loss and a large decrease in accrued expenses.

During the three months ended December 31, 1996, the Company's investing activities used cash of approximately $47,000 compared to a use of cash in the amount of $2,887,000 in fiscal 1996. The Company's use of cash consisted primarily of capital expenditures in the Forestry and Food Groups.

During the three months ended December 31, 1996, the Company's financing activities provided cash of approximately $670,000 as compared to a use of cash of $1,736,000 in the comparable period in fiscal 1996. During the three month period, the holders of the Series A-3 Preferred Stock tendered 125,000 shares in connection with the exercise of an option on approximately 360,000 shares of common stock at $3.50 per share.

The Company has not complied with certain covenants involving substantially all of the Company's loan agreements, including covenants that restrict transactions with affiliates and which require the filing of audited financial statements for the Company and its subsidiaries on a timely basis. As a result, the Company's debt has been classified as current as of September 30, 1996 and December 31, 1996.

The Company is in the process of negotiating a transaction involving Overhill that the Company expects will resolve the Rice lawsuit and improve the Company's overall debt structure, but there can be no assurance that such transaction will be consummated.

Accordingly, the Company's management believes that cash generated from the proposed Overhill transaction and from operations, together with existing lines of credit, will be sufficient to enable the Company to meet its liquidity requirements for the next twelve months.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P. subordinated debtholders in Overhill. The suit claims, among other things, that the Company breached covenants of the debt agreements and refused to cure the defaults within a reasonable period of time. The Company has filed a counter suit claiming Rice Partners II, L.P. (i) refused to comply with verbal agreements to the indentures (ii) conspired with the former general manager of Overhill to force the Company to sell Overhill at a distressed price in order to benefit Rice Partners and (iii) caused the halting of trading of the Company's stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See "Management's Discussion and Analysis--Liquidity and Capital Resources" for a description of certain defaults.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

  27      Financial Data Schedule

  (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended December 31, 1996.

     NONE

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (REGISTRANT)


Date:   June 9, 1997                  By: /s/ Paul A. Tanner
                                          -------------------------------------
                                          Paul A. Tanner
                                          President and
                                          Chief Executive Officer

                               INDEX TO EXHIBITS



      Exhibit No.                            Exhibit
      -----------                            -------
        27                           Financial Data Schedule