Form 10-Q
period 1997-03-31
POLYPHASE CORP
filed 1997-06-16
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________

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
Yes               No      X
    ------------     -----------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            13,644,109
                                                ---------------------------
                                                Outstanding at June 5, 1997

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                        Page No.
-----------------------------                        --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   March 31, 1997 and September 30, 1996                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  March 31, 1997 and 1996                               4

Consolidated Condensed Statements of
  Operations for the Six Months Ended
  March 31, 1997 and 1996                               5

Consolidated Condensed Statements of
  Cash Flows for the Six Months Ended
  March 31, 1997 and 1996                               6

Notes to Consolidated Condensed Financial Statements    8



Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations        11



PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                              13

Item 4. Submission of Matters to a Vote of
  Security Holders                                     13

Item 6. Exhibits and Reports on Form 8-K               13

Signature Page                                         14

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                                March 31,   September 30,
                                                               -----------  ------------
                                                                   1997         1996
                                                               -----------  -----------
Current assets:
 Cash                                                          $ 1,563,874  $   280,969
 Receivables, net of allowance for doubtful accounts
  of $510,808 and $519,104
   Trade accounts                                               10,287,324   12,098,852
   Current portion of sales contracts                            6,467,619    6,625,727
   Notes receivable                                                821,739      972,422
 Receivables from related parties                                  427,081      367,634
 Inventories                                                    26,721,117   28,027,779
 Prepaid expenses and other                                      2,494,958    2,676,336
                                                               -----------  -----------
    Total current assets                                        48,783,712   51,049,719
                                                               -----------  -----------


Property and equipment:
 Land                                                              765,000      765,000
 Buildings and improvements                                      4,701,041    4,279,917
 Machinery, equipment and other                                  8,595,559    8,575,687
                                                               -----------  -----------
                                                                14,061,600   13,620,604
 Less-Accumulated depreciation                                   5,047,639    4,212,872
                                                               -----------  -----------
                                                                 9,013,961    9,407,732
                                                               -----------  -----------

Other assets:
 Noncurrent receivables
   Sales contracts                                               1,324,692    1,333,150
   Notes receivable                                                951,433    1,037,890
   Related parties, net allowance of $3,340,000                 14,698,032    9,931,054
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $1,940,199
   and $1,557,165                                               14,634,929   15,041,574
 Other intangible assets                                         2,081,727    1,402,239
 Restricted cash                                                   796,121      882,383
 Other                                                           4,144,309    4,092,780
                                                               -----------  -----------
                                                                38,631,243   33,721,070
                                                               -----------  -----------

                                                               $96,428,916  $94,178,521
                                                               ===========  ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,     September 30,
                                                         -----------     ------------
                                                             1997            1996
                                                         -----------     -----------
Current liabilities:
 Notes payable                                           $10,805,495     $ 9,516,219
 Accounts payable                                          7,324,254       8,581,071
 Accrued expenses and other                                2,928,802       4,415,011
 Current maturities of long-term debt                     33,285,652      31,573,716
                                                         -----------     -----------
    Total current liabilities                             54,344,203      54,086,017

Note payable and accrued interest to related party        13,163,916      12,546,600
Reserve for credit guarantees                                796,121         882,383
Deferred income taxes                                      1,475,897       1,475,897
                                                         -----------     -----------
    Total liabilities                                     69,780,137      68,990,897
                                                         -----------     -----------


Warrants to purchase common stock
 in subsidiary                                             1,408,744       1,189,224

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding 125,000
    and  250,000 shares, respectively                          1,250           2,500
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   13,664,109 and 13,196,966 shares, respectively            136,641         131,970
 Paid-in capital                                          27,839,392      26,630,714
 Accumulated deficit                                      (1,761,933)     (1,487,695)
 Notes receivable                                           (975,315)     (1,279,089)
                                                         -----------     -----------
   Total stockholders' equity                             25,240,035      23,998,400
                                                         -----------     -----------

                                                         $96,428,916     $94,178,521
                                                         ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          For the Three Months Ended
                                                   March 31,
                                          --------------------------
                                             1997           1996
                                          -----------    -----------

Net revenues                              $38,409,223    $37,749,771

Cost of sales                              32,623,184     29,044,520
                                          -----------    -----------

Gross profit                                5,786,039      8,705,251

Selling, general and administrative
 expenses                                   3,811,186      5,759,733
                                          -----------    -----------

Operating income                            1,974,853      2,945,518
                                          -----------    -----------

Other income (expenses):
 Interest expense                          (1,839,932)    (1,570,285)
 Interest income and other                   (115,857)       385,844
                                          -----------    -----------

  Total other income (expenses)            (1,955,789)    (1,184,441)
                                          -----------    -----------

Income before income taxes and
  warrant accretion                            19,064      1,761,077

Income taxes                                   41,418        643,165
                                          -----------    -----------

                                              (22,354)     1,117,912
Accretion of common stock purchase warrants
 of subsidiary                                109,647         99,911
                                          -----------    -----------

Net income (loss)                            (132,001)     1,018,001

Dividends on preferred stock                  (37,500)       (37,500)
                                          -----------    -----------

Net income (loss) attributable to common
 stockholders                             $  (169,501)   $   980,501
                                          ===========    ===========

Weighted average common and common
  equivalent shares                        13,664,109     13,974,294
                                          ===========    ===========

Net income (loss) per common share        $      (.01)   $       .07
                                          ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           For the Six Months Ended
                                                   March 31,
                                          --------------------------
                                             1997           1996
                                          -----------    -----------

Net revenues                              $74,575,012    $75,247,061

Cost of sales                              62,680,099     58,963,580
                                          -----------    -----------

Gross profit                               11,894,913     16,283,481

Selling, general and administrative
 expenses                                   8,434,856     10,382,323
                                          -----------    -----------

Operating income                            3,460,057      5,901,158
                                          -----------    -----------

Other income (expenses):
 Interest expense                          (3,414,350)    (3,144,021)
 Interest income and other                     95,103        485,540
                                          -----------    -----------

  Total other income (expenses)            (3,319,247)    (2,658,481)
                                          -----------    -----------

Income before income taxes
 and warrant accretion                        140,810      3,242,677

Income taxes                                  120,528      1,169,805
                                          -----------    -----------

                                               20,282      2,072,872

Accretion of common stock purchase
  warrants of subsidiary                      219,520        257,575
                                          -----------    -----------

Net income (loss)                            (199,238)     1,815,297

Dividends on preferred stock                  (75,000)       (75,000)
                                          -----------    -----------

Net income (loss) attributable to
 common stockholders                      $  (274,238)   $ 1,740,297
                                          ===========    ===========


Weighted average common and common
 equivalent shares                         13,600,432     13,779,389
                                          ===========    ===========

Net income (loss) per common share        $      (.02)   $       .13
                                          ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                   For the Six Months Ended
                                                          March 31,
                                                   --------------------------
                                                       1997           1996
                                                   -----------    -----------
Cash flow provided by (used in)
 operating activities:
 Net income (loss)                                  $  (199,238)  $ 1,815,297
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating  activities:
  Depreciation and amortization                       1,534,924     1,514,505
  Provision for doubtful accounts                        (8,296)       (5,770)
  Accretion of warrants to purchase
     common stock of subsidiary                         219,520       257,575
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable            1,986,390     2,535,939
   Inventories                                        1,306,662    (4,847,849)
   Prepaid expenses and other                           129,849       661,209
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                                  (1,256,817)      125,309
   Accrued expenses and other                        (1,486,209)      887,822
                                                    -----------   -----------

      Net cash provided by (used in)
       operating activities                           2,226,785     2,944,037
                                                    -----------   -----------



Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                           237,140      (168,149)
  Receivables from related parties                   (4,826,425)   (4,766,022)
  Capital expenditures                                 (440,996)     (372,048)
  Other intangibles                                    (973,000)            -
                                                    -----------   -----------

     Net cash used in
      investing activities                           (6,003,281)   (5,306,219)
                                                    -----------   -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                      For the Six Months Ended
                                                             March 31,
                                                      --------------------------
                                                          1997           1996
                                                      -----------    -----------

Cash flows provided by (used in) financing activities:
  Borrowings (principal payments) under line of
   credit arrangements, notes payable and
   long-term debt, net                                 $3,618,528   $(2,917,542)
  Proceeds from the issuance of 12%
   subordinated debentures                                      -     1,500,000
  Advances from (payments to) related parties                   -    (1,153,000)
  Principal collections on Pyrenees note receivable       303,774       379,231
  Exercise of common stock options                      1,229,599        12,500
  Dividends on preferred stock                            (75,000)      (75,000)
  Common stock issuance costs                             (17,500)      (17,642)
  Proceeds from private placement of
   preferred stock                                              -     2,500,000
                                                       ----------   -----------

   Net cash provided by
     financing activities                               5,059,401       228,547
                                                       ----------   -----------

Net increase (decrease) in cash                         1,282,905    (2,133,635)
Cash - beginning of period                                280,969     3,275,068
                                                       ----------   -----------

Cash - end of period                                   $1,563,874   $ 1,141,433
                                                       ==========   ===========

Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                             $2,643,554   $ 2,220,593
  Income taxes                                         $1,311,055   $   189,536


Supplemental schedule of noncash investing and financing activities:

In October 1996, an unrelated third party exercised an option to purchase 357,143 shares of common stock. As consideration, the Company received 125,000 shares of Series A-3 Preferred Stock having a redemption value of $1,250,000.



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997


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

3.  LIQUIDITY

  The Company has not complied with certain covenants involving most of its loan agreements, including covenants that restrict transactions with affiliates and which require the filing of audited financial statements for the Company and its subsidiaries on a timely basis. (See Note 5) As a result, the Company's debt has been classified as current as of March 31, 1997.

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

  In January 1997, the Company further advanced Stadium Partners $4.9 million. The funds advanced consisted of $2.5 million, drawn from an existing line of credit, and $2.4 million from a six month term note. The term note bears interest at 16%, is payable monthly and is secured by a second lien on the Company's headquarters. As additional collateral, the Company agreed to issue an option on 500,000 shares of Series A-2 preferred stock (convertible into 1,000,000 shares of common stock) which is exercisable upon default of certain covenants of the agreement.

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

   As of March 31, 1997, the Company had net additional advances to Stadium Partners of $4,826,425, which is subject to the above guarantees, and are currently due and payable.

   During the six months ended March 31, 1997, the Company made advances to Mr. Tanner totalling $70,300 resulting in a balance due of $85,160 as of that date.

   In connection with the TTI acquisition, the Company also issued a non-interest bearing note to Harold Estes for $10,000,000 due October 31, 1994, on which the Company imputed interest at 8.0% per annum. The Company has since modified, extended and renewed the note whereby the note currently having a balance including accrued interest of $13,163,916 has been extended to December 1, 1997 bearing interest at 10% through June 30, 1997 and 16% thereafter. The Company anticipates that it will be required to refinance this note payable on a long-term basis and is presently in negotiations with potential lenders to accomplish their goal. There is no certainty that Company will be able to refinance this note on acceptable terms or at all, by December 1, 1997. The note holder has no recourse to any of the assets or capital stock of Polyphase Corporation or any of its other subsidiaries and no cross-default provisions exist between this note and any other Polyphase debt.


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

   In October 1996 an associate of the holders of the Company's Series A-3 Preferred Stock tendered 125,000 shares of preferred stock as consideration for the exercise of options on 357,143 shares of common stock at $3.50 per share.

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

RESULTS OF OPERATIONS

Revenues for the six months ended March 31, 1997 decreased $672,000 (1%) to $74,575,000 from $75,247,000 during the six months ended March 31, 1996. The decrease in revenue is primarily attributable to the exclusion of the Computer Group in fiscal 1997 offset by higher revenues in the Timber Group. Operating income also decreased $2,441,000 (41%) from the comparable period due to significantly lower gross margins at the Food and Timber Groups.

Net income for the six months ended March 31, 1997 decreased $2,014,000 (111%) to a loss of $199,000 from net income of $1,815,000 during the six months ended March 31, 1996. Net income was adversely affected by lower gross margins and higher operating and interest expense.

The Food Group's revenues increased slightly to $48,732,000 for the six months ended March 31, 1997 as compared to $47,738,000 for the six months ended March 31, 1996. Operating income decreased $861,000 (25%) to $2,561,000, from
$3,428,000 in the comparable period.   Revenues have remained flat primarily due
to slower than anticipated growth in the new business segments of food service products and Overhill branded items due to the competitive environment. The slower growth in new segments coupled with mature market of the weight loss and airline segments have forced gross margins to decrease approximately 2% from the past year.

Revenues for the Timber Group for the six months ended March 31, 1997 increased $6,601,000 (38%) to $24,080,000 from $17,479,000 for the six months ended March
31, 1996. Operating income for the comparable period decreased $497,000 (26%) to $1,412,000 for the six months ended March 31, 1997 from $1,909,000 for the six months ended March 31, 1996. Increased revenues were primarily due to increased demand for new equipment in East Texas as the lumber prices stabilized in fiscal 1997 and large operators made capital expenditures. Profit margins decreased significantly in fiscal 1997 due to a higher percentage of sales in new units which carries lower profit margins. In the comparable period of 1996 a slowdown in the timber market resulted in decreased sales of new units and increased sales of higher margined used units or refurbishment of existing units. Management expects sales to continue to grow with the lower profit margins in fiscal 1997.

Revenues in the Transformer Group for the six months ended March 31, 1997 decreased $77,000 to $1,763,000 from $1,840,000 for the comparable period in fiscal 1996. Operating income also decreased to $43,000 for the six months ended March 31, 1997 from $71,000 for the comparable period in fiscal 1997.
The decreases are primarily attributable to the competitive market and the lower profit margins on government contracts.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1997, the Company's operating activities provided cash of approximately $2,227,000 compared to $2,944,000 of cash provided in the comparable period of fiscal 1996. The decrease from the comparable period of cash provided by operating activities were primarily due from the net loss, and large decreases in accounts payable and accruals. These were offset by decreases in accounts receivable and inventories in the Food Group subsidiary.

During the six months ended March 31, 1997, the Company's investing activities used cash of approximately $6,003,000 compared to a use of cash in the amount of $5,306,000 during the comparable period in fiscal 1996. The Company's use of cash consisted primarily of advances to PLY Stadium Partners a company affiliated with Mr. Paul A. Tanner, the Company's Chairman of the Board, President and Chief Executive Officer.

During the six months ended March 31, 1997, the Company's financing activities provided cash of approximately $5,059,000 as compared to $229,000 of cash provided in the comparable period in fiscal 1996. During the period the Company borrowed approximately $4.9 million consisting of $2.4 million from an existing
line of credit and $2.5 million from a six month term note.   The term note
bears interest at 16%, is payable monthly and is secured by a second lien on the Company's headquarters. As additional collateral, the Company agreed to issue an option on 500,000 shares of Series A-2 preferred stock (convertible into 1,000,000 shares of common stock) which is exercisable upon default of certain covenants of the agreement. The funds from these transactions were used in advances to PLY Stadium Partners, Inc.

The Company has not complied with certain covenants involving substantially all of the Company's loan agreements, including covenants that restrict transactions with affiliates and which require the filing of audited financial statements for the Company and its subsidiaries on a timely basis. As a result, the Company's debt has been classified as current as of September 30, 1996 and March 31, 1997.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., subordinated debt holders of Overhill. The suit claims, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. The Company has filed a counter suit claiming Rice Partners II, L.P. (i) refused to comply with verbal agreements to the indenture (ii) conspired with the former general manager of Overhill to force the Company to sell Overhill Farms at a distressed price in order to benefit Rice Partners, II, L.P. and (iii) caused the halting of trading of the Company's stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See "Management's Discussion and Analysis--Liquidity and Captial Resources" for a description of certain defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

  27  Financial Data Schedule

  (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended March 31, 1997.

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