Form 10-Q
period 1997-06-30
POLYPHASE CORP
filed 1997-08-14
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to _________________

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

                                (972) 732-0010
             (Registrants's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               13,644,109
                                                  -----------------------------
                                                  Outstanding at August 8, 1997

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   June 30, 1997 and September 30, 1996                                     2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 1997 and 1996                                                    4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 1997 and 1996                                                    5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 1997 and 1996                                                    6

Notes to Consolidated Condensed Financial Statements                        8

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                            12


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                  14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 6. Exhibits and Reports on Form 8-K                                   14

Signature Page                                                             15

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                June 30,   September 30,
                                              -----------  -------------
                                                  1997         1996
                                              -----------  -------------
Current assets:
 Cash                                         $   524,648   $   280,969
 Receivables, net of allowance for doubtful
  accounts of $643,018 and $519,104
  Trade accounts                               10,396,816    12,098,852
  Current portion of sales contracts            6,549,458     6,625,727
  Notes receivable                                748,628       972,422
 Receivables from related parties                 511,771       367,634
 Inventories                                   25,866,750    28,027,779
 Prepaid expenses and other                     2,320,833     2,676,336
                                              -----------   -----------
   Total current assets                        46,918,904    51,049,719
                                              -----------   -----------


Property and equipment:
 Land                                             765,000       765,000
 Buildings and improvements                     4,660,582     4,279,917
 Machinery, equipment and other                 8,881,725     8,575,687
                                              -----------   -----------
                                               14,307,307    13,620,604
 Less-Accumulated depreciation                  5,494,602     4,212,872
                                              -----------   -----------
                                                8,812,705     9,407,732
                                              -----------   -----------

Other assets:
 Noncurrent receivables
  Sales contracts                               1,341,455     1,333,150
  Notes receivable                                951,433     1,037,890
  Related parties, net of allowance of
    $3,340,000                                 14,801,647     9,931,054
  Excess of cost over fair value of net
    assets of businesses acquired, net
    of accumulated amortization of
    $2,162,970 and $1,557,165                  14,435,769    15,041,574
 Other intangible assets                        1,864,060     1,402,239
 Restricted cash                                  799,149       882,383
 Other                                          4,159,814     4,092,780
                                              -----------   -----------
                                               38,353,327    33,721,070
                                              -----------   -----------
                                              $94,084,936   $94,178,521
                                              ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,    September 30,
                                            -----------   -------------
                                                1997          1996
Current liabilities:
 Notes payable                              $20,050,196     $ 9,516,219
 Note payable and accrued interest to
   related party                             13,484,916               -
 Accounts payable                             7,209,269       8,581,071
 Accrued expenses and other                   2,776,997       4,415,011
 Current maturities of long-term debt        21,269,520      31,573,716
                                            -----------     -----------
    Total current liabilities                64,790,898      54,086,017


Note payable and accrued interest to
   related party                                      -      12,546,600
Reserve for credit guarantees                   799,149         882,383
Deferred income taxes                         1,475,897       1,475,897
                                            -----------     -----------
    Total liabilities                        67,065,944      68,990,897
                                            -----------     -----------


Warrants to purchase common stock
 in subsidiary                                1,539,350       1,189,224

Stockholders' equity:
 Preferred stock, $.01 par value,
   authorized 50,000,000 shares,
   issued and outstanding 125,000
   and  250,000 shares, respectively             1,250           2,500
 Common stock, $.01 par value,
   authorized 100,000,000 shares,
   issued and outstanding 13,664,109
   and 13,196,966 shares, respectively         136,641         131,970
 Paid-in capital                            27,839,392      26,630,714
 Accumulated deficit                        (1,522,322)     (1,487,695)
 Notes receivable                             (975,319)     (1,279,089)
                                           -----------     -----------
   Total stockholders' equity               25,479,642      23,998,400
                                           -----------     -----------
                                           $94,084,936     $94,178,521
                                           ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the Three Months Ended
                                                           June 30,
                                                  --------------------------
                                                      1997         1996
                                                  ------------  ------------
                                                                 (Restated)
Net revenues                                       $38,478,729  $36,477,962
Cost of sales                                       31,514,664   30,062,615
                                                   -----------  -----------

Gross profit                                         6,964,065    6,415,347

Selling, general and administrative expenses         4,739,554    5,488,733
                                                   -----------  -----------

Operating income                                     2,224,511      926,614
                                                   -----------  -----------
Other income (expenses):
 Interest expense                                   (1,666,379)  (1,451,969)
 Interest income and other                              36,474      165,790
 Gain on sale of assets                                      -      875,087
                                                   -----------  -----------
Total other income (expenses)                       (1,629,905)    (411,092)
                                                   -----------  -----------
Income before income taxes and
  warrant accretion                                    594,606      515,522

Income taxes                                           186,889      483,174
                                                   -----------  -----------

                                                       407,717       32,348
Accretion of common stock purchase
  warrants of subsidiary                               130,606       73,591
                                                   -----------  -----------

Net income (loss)                                      277,111      (41,243)

Dividends on preferred stock                           (37,500)     (37,500)
                                                   -----------  -----------

Net income (loss) attributable to
  common stockholders                              $   239,611  $   (78,743)
                                                   ===========  ===========
Weighted average common and common
  equivalent shares                                 14,296,234   13,981,686
                                                   ===========  ===========

Net income (loss) per common share                 $       .02  $      (.01)
                                                   ===========  ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the Nine Months Ended
                                                           June 30,
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------
                                                                     (Restated)
Net revenues                                    $113,053,741       $111,725,023
Cost of sales                                     94,194,763         89,026,195
                                                ------------       ------------

Gross profit                                      18,858,978         22,698,828

Selling, general and administrative
  expenses                                        13,174,410         15,871,056
                                                ------------       ------------

Operating income                                   5,684,568          6,827,772
                                                ------------       ------------
Other income (expenses):
 Interest expense                                 (5,080,729)        (4,595,990)
 Interest income and other                           131,577            651,327
 Gain on sale of assets                                    -            875,087
                                                ------------       ------------

  Total other income (expenses)                   (4,949,152)        (3,069,576)
                                                ------------       ------------

Income before income taxes
 and warrant accretion                               735,416          3,758,196

Income taxes                                         307,417          1,652,979
                                                ------------       ------------

                                                     427,999          2,105,217
Accretion of common stock purchase
  warrants of subsidiary                             350,126            331,166
                                                ------------       ------------

Net income                                            77,873          1,774,051

Dividends on preferred stock                        (112,500)          (112,500)
                                                ------------       ------------

Net income (loss) attributable to
  common stockholders                           $    (34,627)      $  1,661,551
                                                ============       ============

Weighted average common and common
 equivalent shares                                13,621,658         13,846,821
                                                ============       ============

Net income (loss) per common share              $          -       $        .12
                                                ============       ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  For the Nine Months Ended
                                                          June 30,
                                                  -------------------------
                                                      1997         1996
                                                  -----------   -----------
                                                                 (Restated)
Cash flow provided by  (used in) operating
  activities:
 Net income                                       $    77,873   $  1,774,051
Adjustments to reconcile net income
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                     2,453,680      2,252,943
  Provision for doubtful accounts                     123,914        (43,795)
  Accretion of warrants to purchase common
     stock of subsidiary                              350,126        331,166
 (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable          1,646,086      2,025,064
   Inventories                                      2,161,029     (2,647,810)
   Prepaid expenses and other                         488,469        793,649
  Increase (decrease) in, net of effects of
   acquisitions:
   Accounts payable                                (1,371,802)     1,535,577
   Accrued expenses and other                        (699,698)     1,614,191
                                                  -----------   ------------
      Net cash provided by
       operating activities                         5,229,677      7,635,036
                                                  -----------   ------------
Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                         310,251        230,012
  Receivables from related parties                 (5,014,730)   (11,932,302)
  Capital expenditures                               (686,703)    (1,826,869)
                                                  -----------   ------------
     Net cash used in
      investing activities                         (5,391,182)   (13,529,159)
                                                  -----------   ------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                  For the Nine Months Ended
                                                           June 30,
                                                  --------------------------
                                                      1997           1996
                                                  ------------  ------------
Cash flows provided by (used in) financing
 activities:
  Borrowings (principal payments) under
   line of credit arrangements, net               $(1,206,023)   (2,107,242)
  Borrowings (principal payments) on
   notes payable and long term debt, net           (1,119,163)    2,131,036
  Borrowings on other notes payable                 2,500,000             -
  Proceeds from the issuance of 12%
   subordinated debentures                                  -     1,500,000
  Advances from (payments to) related
   parties                                                  -    (1,153,000)
  Principal collections on Pyrenees note
   receivable                                         303,770       589,231
  Exercise of common stock options                     56,600        12,500
  Dividends on preferred stock                       (112,500)     (112,500)
  Common stock issuance costs                         (17,500)      (17,642)
  Proceeds from private placement of
   preferred stock                                          -     2,500,000
                                                  -----------   -----------
   Net cash provided by
     financing activities                             405,184     3,342,383
                                                  -----------   -----------
Net increase (decrease) in cash                       243,679    (2,551,740)
Cash - beginning of period                            280,969     3,275,068
                                                  -----------   -----------

Cash - end of period                              $   524,648   $   723,328
                                                  ===========   ===========

Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                        $ 4,045,806   $ 3,372,468
  Income taxes                                    $ 1,311,055   $   189,536

Supplemental schedule of noncash investing and financing activities:

In October 1996, an unrelated third party exercised an option to purchase 357,143 shares of common stock. As consideration, the Company received 125,000 shares of Series A-3 Preferred Stock having a redemption value of $1,250,000.

In November 1996, a former executive of the Company exercised options on 35,000 of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000.

In January 1997, an unrelated third party was granted an option on 200,000 shares of common stock, exercisable at $.01 per share, in exchange for a two-year consulting agreement.

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1.  NATURE OF BUSINESS

  The Company is a diversified holding company that, through its subsidiaries, operates in three industry segments: the forestry segment, which distributes, leases and provides financing for commercial and industrial timber and logging equipment (the "Forestry Group"); the transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group"); and the food processing segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group").

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

  The Company's results for the period ending June 30, 1996 have been restated to reflect changes in inventory valuation. The inventory adjustments were identified in the Computer Group and revised in the third quarter, the last quarter the Company controlled the Computer Group.

3.  LIQUIDITY

  The Company has not complied with certain covenants involving most of its loan agreements, including covenants that restrict transactions with affiliates and which require the filing of audited financial statements for the Company and its subsidiaries on a timely basis. The Company has been notified by substantially all of its lenders that it is in default under the loan agreements; however, such lenders have not yet attempted to accelerate maturity of the otherwise long-term indebtedness. Accordingly, the Company's debt has been classified as current as of June 30, 1997.

  Overhill has been given notice by its senior lender that it is delinquent in making a mandatory prepayment of approximately $751,000 on certain term notes payable to such lender; failure to make such payment would constitute an event of default under the loan agreement.

  The Company is in the process of negotiating a transaction involving Overhill that the Company expects will resolve the Rice lawsuit (see Note 5) and improve the Company's overall debt structure, but there can be no assurances that such transaction will be consummated. Upon completion of the transaction, the Company believes it will be able to negotiate with the remaining debt holders and obtain waivers to the covenant violations that exist. As such, the Company expects that it will be able to meet its liquidity requirements.

  The Company did not pay when due on July 16, 1997, the principal balance of $2,500,000 (plus accrued interest) on the 16% six-month note incurred in January 1977, as described in Note 4 below. As a result, the lender has elected to post the real estate securing the loan for foreclosure. The Company is currently negotiating a transaction whereby this obligation would be paid in full, but there can be no assurance that such transaction will be consummated.

4.  RELATED PARTY TRANSACTIONS

  During January 1996, the Company reached an agreement in principle to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project is being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company. As part of the transaction, the Company is also to participate in the facility's management, sales of suites and seat options, concessions and events and is to be compensated for such services. The Company has provided $4 million of debt, bearing interest at 12%, to Stadium Partners. The debt is (1) convertible into a 14% economic interest in the project and (2) is guaranteed by Mr. Tanner and Pyrenees Group, a private investment firm headed by Mr. Tanner.

  On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through the newly-formed partnership referred to above, Nevada Stadium Partners Limited Partnership ("Nevada Partnership"), with Lehman as the lender receiving an equity interest in the project.

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

  In January 1997, the Company further advanced Stadium Partners $4.9 million. The funds advanced consisted of $2.4 million, drawn from an existing line of credit, and $2.5 million from a six-month term note. The term note bears interest at 16%, is payable monthly and is secured by a second lien on the Company's headquarters. As additional collateral, the Company agreed to issue an option on 500,000 shares of Series A-2 preferred stock (convertible into 1,000,000 shares of common stock) which is exercisable upon default of certain covenants of the agreement. (See Note 3.)

  In connection with the aforementioned transaction, the Company entered into a two-year consulting agreement with a principal of the lender. In consideration of the agreement, the Company issued an option to purchase 200,000 shares of common stock at $.01 per share.

  During the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners. As a result of the financing described above Stadium Partners is precluded from making any distributions until permanent project financing is secured. As a consequence of Stadium Partners inability to make its payment to the Company due March 15,1997, the Company established a reserve of $3.34 million as of September 30, 1996, which represents the income accrued. The reserve will be reduced as collections and distributions, if any, are made pursuant to the Stadium Partners loan agreements. The Company no longer accrues management fees or interest income on the existing advances.

  During the nine months ended June 30, 1997, the Company made additional advances to Stadium Partners totalling $4,870,593, resulting in a balance due of $14,801,647. These advances are currently due and payable, and their collectibility is dependent upon the success of the project and/or the guarantees referred to above.

  During the nine months ended June 30, 1997, the Company made advances to Mr. Tanner totalling $137,902, resulting in a balance due of $152,762 as of that date.

  In connection with the acquisition of Texas Timberjack, Inc., the Company issued a non-interest bearing note to Harold Estes for $10,000,000 originally due October 31, 1994. The Company has since modified, extended and renewed the note whereby the note currently having a balance of $12,842,916 (plus accrued interest) has been extended to December 1, 1997, bearing interest at 10% through June 30, 1997 and 16% thereafter. The Company anticipates that it will be required to refinance this note payable on a long-term basis and is presently in negotiations with potential lenders to accomplish this goal. There is no certainty that Company will be able to refinance this note on acceptable terms or at all, by December 1, 1997. The note holder has no recourse to any of the assets or capital stock of Polyphase Corporation or any of its other subsidiaries and no cross-default provisions exist between this note and any other Company debt.

5.  CONTINGENCIES

  In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P. ("Rice"), subordinated debt holder of the Company's Overhill Farms subsidiary. The suit claims, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. The Company has filed a counter suit claiming Rice (i) refused to comply with verbal agreements to the indenture (ii) conspired with the former general manager of Overhill to force the Company to sell Overhill Farms at a distressed price in order to benefit Rice and (iii) caused the halting of trading of the Company's stock.

  In June 1997, two substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions.

6.  STOCKHOLDERS' EQUITY

  In October 1996, a director of the Company exercised options on 75,000 of common stock at $.75 per share.

  In October 1996, an associate of the holders of the Company's Series A-2 Preferred Stock tendered 125,000 shares of such preferred stock as consideration for the exercise of options on 357,143 shares of common stock at $3.50 per share.

  In November 1996, a former executive of the Company exercised options on 35,000 of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS

Statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, government regulation and pending or possible future litigation.

RESULTS OF OPERATIONS

Revenues for the nine months ended June 30, 1997 increased $1,329,000 (1%) to $113,054,000 from $111,725,000 during the nine months ended June 30, 1996. The increase in revenue is primarily attributable to significantly higher revenues in the Forestry Group. Operating income decreased $1,143,000 (17%) from the comparable prior period due primarily to lower gross margins in the Food and Timber Groups.

Net income for the nine months ended June 30, 1997 decreased $1,696,000 (96%) to net income of $78,000 from $1,774,000 during the nine months ended June 30, 1996. Net income was adversely affected by lower gross margins, higher operating and interest expense and the one time gain on sale of property in fiscal 1996.

The Food Group's revenues increased slightly to $73,549,000 for the nine months ended June 30, 1997 as compared to $72,203,000 for the nine months ended June 30, 1996. Operating income decreased $891,000 (18%) to $4,022,000, from
$4,913,000 in the comparable prior period. The decrease in operating profits was primarily due to increased competitive pressure in all segments. Overhill management has initiated improvements in the company's raw materials purchasing procedures and has made pricing adjustments to certain low margin accounts. Management anticipates near term improvement in Overhill's gross margins and operating profits.

Revenues for the Forestry Group for the nine months ended June 30, 1997 increased $12,828,000 (53%) to $36,860,000 from $24,032,000 for the nine months ended June 30, 1996. Operating income for the comparable period increased $912,000 (41%) to $3,121,000 for the nine months ended June 30, 1997 from $2,209,000 for the nine months ended June 30, 1996. Increased revenues were primarily due to increased demand for new equipment in East Texas as the lumber prices stabilized in fiscal 1997 and large operators resumed making capital expenditures. Profit margins decreased significantly in fiscal 1997 due largely to a change in the sales mix. During the period, sales of new units increased substantially and the number of used units, which are traditionally sold at much higher margins, decreased. Management anticipates that this sales trend will continue through 1997.

Revenues in the Transformer Group for the six months ended June 30, 1997 decreased $53,000 to $2,645,000 from $2,698,000 for the comparable period in fiscal 1996. Operating income also decreased to $27,000 for the nine months
ended June 30, 1997 from $63,000 for the comparable period in fiscal 1997.   The
decreases are primarily attributable the competitive market and the lower profit margins on government contracts.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1997, the Company's operating activities provided cash of approximately $5,229,000 compared to $7,635,000 of cash provided in the comparable period of fiscal 1996. This decrease was primarily due to significantly lower net income and large decreases in accounts payable and accruals.

During the nine months ended June 30, 1997, the Company's investing activities used cash of approximately $5,391,000 compared to a use of cash in the amount of $13,529,000 during the comparable period in fiscal 1996. The Company's use of cash consisted primarily of advances to Stadium Partners, a company affiliated with Mr. Paul A. Tanner, the Company's Chairman and Chief Executive Officer.

During the nine months ended June 30, 1997, the Company's financing activities provided cash of approximately $405,000 as compared to $3,342,000 of cash provided in the comparable period in fiscal 1996. During the period the Company borrowed approximately $4.9 million consisting of $2.4 million from an existing line of credit and $2.5 million from a six month term note. The term note bears interest at 16%, is payable monthly and is secured by a second lien on the Company's headquarters. As additional collateral, the Company agreed to issue an option on 500,000 shares of Series A-2 preferred stock (convertible into 1,000,000 shares of common stock) which is exercisable upon default of certain covenants of the agreement. The funds from these transactions were used in making advances to Stadium Partners.

The Company has not complied with certain covenants involving substantially all of the Company's loan agreements, including covenants that restrict transactions with affiliates and which require the filing of audited financial statements for the Company and its subsidiaries on a timely basis. The Company has been notified by substantially all of its lenders that it is in default under the loan agreements; however, such lenders have not yet attempted to accelerate maturity of the otherwise long-term indebtedness. Accordingly, the Company's debt has been classified as current as of September 30, 1996 and June 30, 1997.

Overhill has been given notice by its senior lender that it is delinquent in making a mandatory prepayment of approximately $751,000 on certain term notes payable to such lender; failure to make such payment would constitute an event of default under the loan agreement. The Company is in the process of negotiating a transaction involving Overhill that the Company expects will resolve the Rice lawsuit and improve the Company's overall debt structure, but there can be no assurance that such transaction will be consummated.

The Company did not pay when due on July 16, 1997, the principal, balance of $2,500,000 plus accrued interest on the 16% six-month note incurred in January 1997, as described above. As a result, the lender has elected to post the real estate securing the loan for foreclosure. The Company is currently negotiating a transaction whereby this obligation would be paid in full, but there can be no assurances that such transaction will be consummated.

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

In June 1997, two substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

      27 Financial Data Schedule

  (b) Reports on Form 8-K:

      The following reports were filed on Form 8-K during the quarter ended June 30, 1997.

      NONE

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   POLYPHASE CORPORATION
                                                   (REGISTRANT)


Date:   August 12, 1997                            By:  /s/ Paul A. Tanner
                                                        -----------------------
                                                        Paul A. Tanner
                                                        Chairman and
                                                        Chief Executive Officer

                               INDEX TO EXHIBITS



      Exhibit No.                                       Exhibit
    -----------------                           -------------------------------

        27                                         Financial Data Schedule