Form 10-K
period 1997-09-30
POLYPHASE CORP
filed 1998-02-11
CIK 748212

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended September 30, 1997
                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

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

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X      No
              -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 31, 1997, was approximately $7.8 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of December 31, 1997 the registrant had issued and outstanding 14,376,171 shares of the Company's common stock, $ .01 par value.

                             POLYPHASE CORPORATION

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I

     Item 1    Description of Business                                         1
     Item 2    Description of Property                                         7
     Item 3    Legal Proceedings                                               8
     Item 4    Submission of Matters to a Vote of Security                     8
               Holders

Part II

     Item 5    Market for Registrant's Common Equity and                       9
               Related Stockholder Matters
     Item 6    Selected Financial Data                                        11
     Item 7    Management's Discussion and Analysis of
               Financial Condition and
               Results of Operation                                           12
     Item 7A   Quantitative and Qualitative Disclosures about                 18
               Market Risk
     Item 8    Financial Statements                                           18
     Item 9    Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure                         18

Part III

     Item 10   Directors and Executive Officers of the                        19
               Registrant
     Item 11   Executive Compensation                                         21
     Item 12   Security Ownership of Certain Beneficial                       23
               Owners and Management
     Item 13   Certain Relationships and Related Transactions                 26

Part IV

     Item 14   Exhibits, Financial Statement Schedules and                    28
               Reports on Form 8-K

                                     PART I


ITEM 1.   Description of Business.
          ------------------------

General

     The Company is a diversified holding company that, through its subsidiaries, currently operates primarily in three industry segments: the food segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group"); the forestry segment, which distributes, leases and provides financing for industrial and logging equipment (the "Forestry Group"); and the transformer manufacturing segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group"). The Company was incorporated in New Jersey in 1963 under the name Kappa Networks, Inc. In June 1991, through a merger with a wholly owned subsidiary, the Company reincorporated in Pennsylvania and formally changed its name to Polyphase Corporation. In June 1994, the Company, through a merger with a wholly owned subsidiary, reincorporated in Nevada.

     During 1993, under the direction of the current management team, the Company embarked on an aggressive long-term program to diversify its activities and expand its operations. At that time, the Company's sole operating entity was Polyphase Instrument Co. ("PIC"), which conducts the Company's transformer-related activities. PIC, active since 1956, manufactures and sells customized transformers and communications filters, primarily to defense contractors and their suppliers.

     In connection with the Company's program of diversification and expansion, the more significant acquisitions consummated by the Company were:


     .    Computer-Related Activities ("Computer Group")  Through various
          ----------------------------------------------
transactions in fiscal 1993 and 1994, the Company acquired the operations of several computer-related companies which were engaged in the computer marketing, service and networking business and in software development. These operations were all purchased from individuals and were generally accomplished through the issuance of shares of various series of the Company's convertible preferred stock. All such preferred stock issued was subsequently converted into shares of the Company's common stock. The Company, during fiscal 1996, relinquished control of the Computer Group, first by contributing the stock of Network America, Inc. ("NAI"), Letronix, Inc., dba Computer Systems Concepts ("CSC"), PC Repair of Florida, Inc. ("PCR") and Register-Mate, Inc. ("RMI") to a wholly-owned subsidiary, PC Networx America, Inc. ("PCNA") and selling 51% of PCNA to an unrelated corporation; and by selling 100% of the stock of Micro Configurations, Inc. to the same unrelated entity. During fiscal 1997, the Company disposed of its remaining 49% ownership interest, incurring a loss of $3,614,000 in connection therewith. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

     .    Texas Timberjack, Inc. ("Timberjack" or "TTI")  In June 1994, the
          ----------------------------------------------
Company acquired all of the outstanding capital stock of TTI from Harold Estes, current President of TTI. Timberjack, with locations in Lufkin, Jasper, Cleveland and Atlanta, Texas, is a distributor of industrial and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4,000,000 in cash, a $10,000,000 promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company's Series A Preferred Stock, which were subsequently converted into 2,000,000 shares of Common Stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable. As of September 30, 1997 the promissory note has a balance of $13,998,916 (including accrued and unpaid interest) and is due April 6, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operation- Liquidity and Capital Resources."


     .    Overhill Farms, Inc. ("Overhill")  In May 1995, the Company acquired
          ---------------------------------
all the operating assets of IBM Foods, Inc. The purchase, which was accomplished through Overhill, a newly-formed subsidiary of the

Company, provided for cash payment to the seller of $31.3 million plus the assumption by the Company of certain liabilities of the acquired business. Overhill, located in Culver City, California, is a food processor that produces high quality entrees, meals, soups, sauces and poultry, meat and fish specialities primarily for customers in the weight loss, airline and restaurant chain industries.


Products and Services

     Food Group

     The Food Group, through Overhill, is a value-added manufacturer of quality frozen food products including entrees, plated meals, soups, sauces, poultry, meat and fish specialities. Overhill's strategy has been to position itself as a provider of prepared foods to a number of prominent customers such as American Airlines, Jenny Craig, United Airlines, Albertsons, Carl's Jr., Jack in the Box and King's Hawaiian. Historically, Overhill has served four industry segments: airlines, weight loss, food service and retail.

     Forestry Group

     The Forestry Group, through Timberjack, is a distributor of industrial and logging equipment with locations in Lufkin, Jasper, Cleveland and Atlanta, Texas. TTI carries the Timberjack, Blount and Hyundai lines of industrial and logging equipment and the Ford and New Holland lines of farm equipment. TTI is involved in the sale, leasing and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of East Texas although its market extends to surrounding states. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that it currently holds approximately 60% of the shear (a machine that cuts the timber) market, 35% of the skidder (a machine that transports the logs out of the forest onto a loader) market and 70% of the loader (a machine that stacks trees onto trucks) market in Texas.

     Transformer Group

     The Company's Transformer Group consists solely of PIC. Transformers are electromagnetic mechanisms used in a wide variety of electronic and electro-mechanical applications to convert electrical currents from one voltage level to another. The Transformer Group's products include power transformers used in direct current power supplies; audio transformers used in voice and audio signal circuits for transferral of low level, precise signals; pulse transformers used in radar, digital signaling and computer applications; telephone modem transformers used in telephone circuits; and ferro-resonant transformers used in computers and stabilized power systems. PIC manufactures a large line of transformers ranging from miniaturized versions to oil-filled units, with power levels ranging from microwatts to over 20 kilowatts, voltage levels of up to 20 kilovolts and currents ranging from micro-amperes to 700 amperes. PIC supplies products to meet its customers' exact specification requirements.
Specifications include frequency response and temperature range; energy loss; and voltage, current, and energy levels.


Sales and Marketing

     Food Group

     Overhill markets its products through an internal sales force and outside food brokers. While Overhill will continue to service the airline and weight loss industries, management has identified the retail and food service markets, particularly the emerging home meal replacement market, as areas of potential significant future growth. Overhill management has restructured its sales force and redirected its marketing efforts to concentrate on these markets. During fiscal 1997, Overhill began to see the effects of these efforts, with products under both the Overhill brand and under private label now being sold in major retail and food service chains.

     Approximately 56% of Overhill's sales in fiscal 1997 were derived from three customers, Jenny Craig, Inc. (31%), American Airlines (13%) and King's Hawaiian (12%). On a consolidated basis these three customers represented approximately 20%, 8% and 8% of the Company's total sales, respectively. Although the Company's relationships with these customers remains strong, signified by Jenny Craig entering into a two year supplier agreement in August 1997 (with an option for a third year), there can be no assurance that these relationships will continue. A decline in the sales of the Food Group's products to these customers or the loss of, or a significant change in the relationship between the Company and any of these key customers could have a material adverse effect on the Company's business and operating results. It is management's objective to reduce the reliance on this concentration of accounts by further expansion into the retail and food service markets as described above.

     Forestry Group

     Timberjack currently maintains sales and distribution offices in Lufkin, Jasper, Cleveland and Atlanta, Texas primarily to serve Eastern Texas and Western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on companies located in the area. A general sales manager and branch managers supply technical and operational support at the Lufkin headquarters while nine salesman have direct responsibility for customer relationships. TTI meets customers' orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

     Approximately 54% of TTI sales during fiscal 1997 are from new equipment sold to companies involved in the forestry industries. Additional revenues are derived from sales of used equipment (24%), servicing of equipment (5%), sales of parts (15%) and financing equipment sales (2%). No single customer accounts for more than 10% of TTI's sales. Equipment sales financed by TTI are typically for periods ranging from 12 to 24 months at interest rates ranging from 12.5% to 18% per annum.

     Transformer Group

     The Company sells transformers and filters directly to customers and through commissioned sales representatives and outside brokers principally in the Mid-Atlantic and Northeast regions of the United States. As of September 30, 1997, PIC had an in-house sales and marketing staff of two full-time employees. To obtain new business, PIC relies on referrals from its existing customer base, advertisements in various trade journals and leads generated by its reputation .

     Approximately 83% of the transformers and filters sold by PIC are components of systems used by the United States Armed Forces. Most of the remaining 17% is utilized in various industrial processing systems and commercial avionics. Major projects in which PIC's products are currently used include the United States Navy's Aegis Destroyer, Airborne Self Protection Jammer and new nuclear attack submarine as well as the United States Army's Bradley Infantry Fighting Vehicle and PLGR Global Positioning System Receiver. Approximately 5% of PIC's sales from these operations in fiscal 1997 were direct spares procurement from various government activities.

     PIC's products are sold to approximately 200 active accounts, consisting principally of defense contractors and their suppliers. Nine customers accounted for approximately 80%, 76%, and 78% of PIC's sales for fiscal 1997, 1996, and 1995, respectively, which percentages represented approximately 1%, 1%, and 2% of the Company's consolidated sales, respectively. The three largest accounts, Lockheed Martin, Rockwell International, and ITT Avionics comprise approximately 20%, 20% and 12%, respectively, of PIC's overall sales.

Manufacturing and Sourcing

     Food Group

     Overhill's manufacturing operations are located in three separate facilities near Los Angeles, California. The operations are labor intensive requiring semi-skilled employees. All manufacturing employees are unionized with contracts covering each plant. Such contracts are due to expire at various times over the next three years. A single plant is currently concluding negotiations with the local Teamsters Union to renew the labor contract which expired on November 30, 1997 and anticipates ratification by the union in early
1998.   Until ratification the union has agreed to work under the prior contract. Management believes relations with the unions are excellent and does not anticipate any problems which would affect future production. Each plant specializes in different processing operations allowing efficiencies in production of the product. In fiscal 1997, the plants each operated at approximately 75% of capacity.

     The Company's ability to economically produce large quantities of its products, while at the same time maintaining a high degree of quality, depends in a large part on its ability to procure raw materials on a reasonable basis. The Company relies on a few large suppliers for its poultry products with the remaining raw materials purchased from suppliers in the open market. The Company does not anticipate any difficulty in acquiring these materials in the future. Raw materials, packaging for production and finished goods are stored on site or in a public frozen food storage facility until shipment is required.

     Transformer Group

     PIC operates a manufacturing facility in Fort Washington, Pennsylvania that produces approximately 92% of the Transformer Group's transformers and all filters. Transformers are also manufactured at a leased facility in Haiti. See "Description of Property - Transformer Group."

     The manufacturing process for PIC's products is labor intensive, involving mostly low-technology, manually operated machinery. The process is not highly automated since PIC's products are custom designed to customer specifications. Wherever economically feasible, operations are automated. Given the nature of PIC's products and their end uses, PIC maintains extensive test equipment for its quality control operation.

     Raw materials used by PIC include ferrites, laminates, copper wire and electronic components purchased in predesigned configurations. Substantially all raw materials and components are purchased from domestic sources and are widely available. PIC carries adequate inventories of raw materials and other product components as required to meet open customer orders.


Backlog

     Food Group

     At September 30, 1997, Overhill had unfilled purchase orders aggregating approximately $2,400,000, as compared to $2,350,000 at September 30, 1996. Substantially all of the backlog is expected to be delivered to customers within the following twelve month period. Overhill typically delivers product directly from finished goods inventory and as such does not maintain a large backlog.
The Company may experience variations in the total amount of the backlog at any given date and, accordingly, Overhill's backlog is not necessarily indicative of trends in its business. Orders are subject to changes in quantities or to cancellation with thirty days notice without penalties to customers.

     Forestry Group

     As a dealer, servicer and financier of forestry equipment, TTI does not maintain a backlog of orders. Equipment ordered by a customer that is not in inventory takes approximately one to six weeks to be shipped from the manufacturer or another distributor.

     Transformer Group

     At September 30, 1997, PIC had unfilled purchase orders aggregating approximately $2,200,000 as compared to $1,200,000 at September 30, 1996.
Orders may be subject to cancellation at the customer's discretion subject to substantial cancellation charges. Based on current delivery schedules and shipments, management believes that the Transformer Group will ship substantially all of its current backlog within the following twelve months.
The Transformer Group's backlog may not provide meaningful period-to-period comparisons and such comparisons and the backlog may not be indicative of future results.


Product Development

     Food Group

     Overhill maintains a comprehensive test kitchen, staffed by four chefs, which formulate recipes and upgrade specific products for current customers and establish production and quality standards. Products are developed based upon either customers' specifications, conventional recipes, or new product developments. Overhill is continuously developing recipes as customers' tastes change. Overhill also maintains a quality control department for testing and quality control. In 1997 the Company continued its expansion into the retail and food service areas with branded and private label entrees.

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


Patents, Trademarks and Copyrights

     The Company does not have patents or patent applications pending on any of its products, although it may file such patent applications in the future. The Company attempts to protect its proprietary interests in its products by entering into non-disclosure agreements with customers.

     The Company has registered the trademarks "Polyphase" and "Overhill Farms" in the United States Patent and Trademark Office.

Regulation

     The Food Group is subject to strict government regulation particularly in the health and environmental areas by the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA"), Occupational Safety and Health Organization ("OSHA") and the Environmental Protection Agency ("EPA"). The Food Group anticipates increased regulation by the USDA and FDA concerning food processing and storage. The Company's food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position. During 1997, the Company implemented a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

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

     In General

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

     Food Group

     Overhill's food products, consisting primarily of poultry, pasta and to a lesser extent beef and assorted related products, compete with those produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies such as Tyson Foods and ConAgra, which have greater financial and marketing resources than the Company. Competition is intense with most firms producing similar products for the food service and retail industries. Competitive factors include price, product quality, product development, customer service and, on a retail basis, brand name recognition. Overhill competes in this market by its ability to produce small/custom product runs within a short time frame and on a cost effective basis.

     Forestry Group

     Competition in the forestry segment is highly fragmented in the Eastern Texas and Western Louisiana area where TTI principally operates. Because of it lengthy historical presence in these regions, TTI believes it has established a strong local identity in its field with a proven record of delivering equipment on a timely basis, providing satisfactory financing and strong customer support and service. TTI is one of only a few distributors of Timberjack and Blount forestry equipment in its operating area. TTI has the added advantage of being a leading seller and financier of various makes and models of used logging equipment. Principal competitors include local John Deere and Caterpillar distributors.

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

Employees

     As of September 30, 1997, the Company had approximately 893 employees as follows: approximately 725 full-time employees in the Food Group; 89 full-time employees in the Forestry Group; 72 full-time employees in the Transformer Group; and 7 full-time employees in the corporate office. All subsidiaries presently provide group health plans for their domestic employees and pay a portion of the costs associated with such plans. TTI also maintains a profit sharing plan for its employees.



ITEM 2.   Description of Property.
          ------------------------

Corporate Headquarters

     The Company's corporate headquarters are located at 16885 Dallas Parkway, Dallas, Texas 75248 and contain approximately 40,000 square feet of office space. Effective December 1, 1997 the Company entered into an agreement to sell its corporate headquarters building and expects to relocate in early 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Food Group

     Overhill leases three manufacturing facilities in the Los Angeles, California area. Plant No.1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill also leases two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and a 7,900 square foot office in Culver City, California. While Overhill believes that the existing facilities are adequate to meet its requirements in the foreseeable future, the Company is currently reviewing the cost effectiveness of consolidating all manufacturing and administrative functions into one location.

Forestry Group

     TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas and leases buildings in Cleveland and Atlanta, Texas. One building in Lufkin, Texas has 38,500 square feet, of which 18,900 square feet comprise the shop area. The other two buildings in Lufkin have 3,600 and 4,200 square feet and comprise the wash room and storage room, respectively. One building in Jasper, Texas has 10,000 square feet of which 6,600 square feet comprises the shop area. The other building in Jasper has 900 square feet and is used as a wash and paint room. The Cleveland building has approximately 1,800 square feet and is used as a shop and for parts.

The Atlanta building has approximately 7,500 square feet of which 3,750 comprises the shop area. The remaining area is used for parts sales.

Transformer Group

     PIC's domestic transformer and filter manufacturing operations are housed in a 44,000 square foot, leased, single-story facility in Fort Washington, Pennsylvania, located about 30 miles from Philadelphia. The Company is currently in negotiations and intends to renew the lease for this facility,
which is due to expire in May 1998.   PIC's foreign manufacturing operations are
based in an 8,400 square foot building in Port-au-Prince, Haiti, which is rented by PIC on a month-to-month basis. Management believes that these facilities are in suitable condition and are adequate for PIC's needs in the foreseeable future.

ITEM 3.   Legal Proceedings.
          ------------------

     In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., subordinated debt holders of Overhill. The suit claimed, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. On December 4, 1997, the suit was settled and the action has been dismissed by the Court. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

     During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions. One of such suits was dismissed by the Court subsequent to September 30, 1997.

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

                                    PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ----------------------------------------------------------------------

     The Common Stock is listed on the American Stock Exchange under the symbol "PLY." The following table sets forth the range of high and low sales prices for the Common Stock on the American Stock Exchange for the periods indicated:

          Fiscal 1997                           High                 Low
          -----------                      ----------------   ----------------

     Quarter from October 1, 1996
       to December 31, 1996                $     7.4375          $  3.8750

     Quarter from January 1, 1997
       to March 31, 1997(1)                $     5.5000          $  3.8125

     Quarter from April 1, 1997
       to June 30, 1997(1)                 $     2.6250          $  1.2500

     Quarter from July 1, 1997
       to September 30, 1997               $     2.5000          $  0.8750


          Fiscal 1996                           High                 Low
          -----------                      ----------------   ----------------

     Quarter from October 1, 1995
       to December 31, 1995                $     4.7500          $  3.1250

     Quarter from January 1, 1996
       to March 31, 1996                   $     4.3750          $  2.7500

     Quarter from April 1, 1996
       to June 30, 1996                    $     4.2500          $  3.0625

     Quarter from July 1, 1996
       to September 30, 1996               $     7.2500          $  1.8750


          Fiscal 1995                           High                 Low
          -----------                      ----------------   ----------------

     Quarter from October 1, 1994
       to December 31, 1994                $     5.7500          $  3.1250

     Quarter from January 1, 1995
       to March 31, 1995                   $     3.7500          $  2.1250

     Quarter from April 1, 1995
       to June 30, 1995                    $     3.6250          $  2.6875

     Quarter from July 1, 1995
       to September 30, 1995               $     3.8750          $  3.0625

--------------------------------------------------------------------------------
(1) On February 3, 1997, the Company agreed with the American Stock Exchange, Inc. to temporarily halt trading of its Common Stock pending the filing of its annual report on Form 10-K for the fiscal year ended September 30, 1996. On June 16, 1997 the Form 10-K and the Forms 10-Q for the quarters ended December 31, 1996 and March 31, 1997, were filed and trading resumed on June 17, 1997.

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

     The Company is restricted from paying dividends on its Common Stock pursuant to the indenture (the "1999 Indenture") executed in connection with the issuance of $4,000,000 of original principal amount of 12% Senior Convertible Debentures due July 1, 1999 (the "1999 Bonds"). In general, the 1999 Indenture prohibits the Company from paying or making within any 12-month period dividends or distributions on its Common Stock having a value in excess of 50% of the consolidated net income of the Company, unless each holder of the 1999 Bonds receives an amount equal to its pro rata portion of the dividend or distribution (on an as-converted into Common Stock basis). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     As of September 30, 1997, the Company estimates that there were approximately 2,200 beneficial owners of the Company's Common Stock, represented by 217 holders of record.


Recent Sales of Unregistered Equity Securities

     In November 1995, the Company sold in a private transaction with Infinity Investors, Ltd. ("Infinity") for $2,500,000 cash, 250,000 shares of Series A-3 Preferred Stock having an aggregate redemption value of $2,500,000 and convertible into Common Stock as provided in the Certificate of Designations for the Series A-3 Preferred Stock.

     In August 1997, the Company sold in a private transaction with Black Sea Investments, Ltd. ("Black Sea") for net proceeds of approximately $734,000 cash, 7,500 shares of Series F - 6% Convertible Preferred Stock having an aggregate redemption value of $750,000 and convertible into Common Stock at a variable rate equal to 75% of the average closing market price for the Company's common stock for the previous five trading days prior to conversion.

     The shares of Preferred Stock described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued by the Company in reliance on exemptions to the Securities Act. With respect to the shares of Series A-3 Preferred Stock issued to Infinity, such shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act. Infinity was in compliance with the necessary requirements of Section 4(2) to receive such exemption. Of the shares of Series A-3 Preferred Stock, that were issued no such shares were issued to any party other than Infinity. With respect to the shares of Series F - 6% Convertible Stock issued to Black Sea, such shares were issued pursuant to the exemption provided by Regulation S of the Securities Act. Black Sea is a non United States person as that term is defined in the Securities Act. Of the shares of the Series F-6% Convertible Stock that were issued, no such shares were issued to any party other than Black Sea.

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



                                                      Fiscal Year Ended September 30
----------------------------------------------------------------------------------------------------------
                                                (Thousands of Dollars Except Per Share Data)
Income Statement Data:                    1997         1996          1995        1994          1993
----------------------------------------------------------------------------------------------------------
Revenues                             $   151,949   $   149,541   $   102,035  $   24,970   $    7,326
Operating Income                           6,584         6,665         6,752         355          390
Earnings (Loss) Before
  Extraordinary Items and
  Cumulative Effect of Change
  in Accounting Principle                (18,825)         (242)        3,286      (1,384)         852

Net Income (Loss)                    $   (18,825)  $      (242)  $     3,286  $   (1,017)  $    1,036
                                     ===========   ===========   ===========  ==========   ==========

Income (Loss) per Common Share:
  Before Cumulative Effect of
    Extraordinary Item and Change
    in Accounting Principle          $     (1.41)  $      (.03)  $       .26  $     (.28)  $      .24
  Extraordinary Items                          -             -             -         .01          .05
  Cumulative Effect of
    Accounting Change                          -             -             -         .06            -
                                     -----------   -----------   -----------  ----------   ----------
  Net Income (Loss)                  $     (1.41)  $      (.03)  $       .26  $     (.21)  $      .29
                                     ===========   ===========   ===========  ==========   ==========

Weighted Average Common
  and Common Equivalent
  Shares Outstanding                  13,632,357    13,722,552    12,745,701   4,881,454    3,616,795




                                                             As of September 30
----------------------------------------------------------------------------------------------------------

                                                            (Thousands of Dollars)
Balance Sheet Data:                       1997          1996          1995        1994          1993
----------------------------------------------------------------------------------------------------------
Total Assets                            $ 72,149       $94,179       $88,159     $37,975      $ 9,034
Long-Term Debt                            23,272             -        27,230       5,259          169
Total Liabilities                         62,748        68,991        66,335      23,618        1,740
Accumulated (Deficit)                    (20,717)       (1,488)       (1,095)     (4,381)      (3,365)
Stockholders' Equity                       7,402        23,998        21,137      14,357        7,293

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         -------------

     Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation.

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

      For the year ended September 30, 1997 the Company's revenues increased $2,408,000 (1%), to $151,949,000 from $149,541,000 in fiscal 1996. Operating income for the year ended September 30, 1997 decreased $81,000 (1%) to $6,584,000 from $6,665,000 in fiscal 1996. Net loss attributable to common stockholders for the year ended September 30, 1997 was $19,229,000, a decrease of $18,837,000 from the net loss of $392,000 in fiscal 1996.

     Revenues from the Forestry Group increased substantially as that industry continues to recover from a slump in timber prices experienced in 1995 and 1996. This revenue increase more than offset the revenue reductions resulting from the disposal of the computer operations and the slight decrease in revenues of the Food Group. Selling general and administrative expenses on a consolidated basis decreased $3,210,000 primarily due to the disposal of the computer operations in July 1996. Operating income on a consolidated basis remained flat for fiscal 1997 as compared to fiscal 1996, primarily due to slightly lower gross margins in the Food segment.

     For the year ended September 30, 1997, the Company had nonrecurring charges to income of $18,452,000 consisting of $14,838,000 from the Company's writeoff of its related party receivable from Stadium Partners and $3,614,000 in losses relating to the disposal of its remaining interest in the computer operations. (See "Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995"). The advances made to PLY Stadium Partners Inc. ("Stadium Partners"), a private investment firm headed by Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company, during fiscal 1997, 1996 and 1995 were deemed uncollectible, as the project could not secure long term financing on the land or otherwise gain the support required to construct the stadium. The Company is pursuing the recovery of at least a portion of its loans to Stadium Partners either through the sale of assets or the guarantees of the principals. Amounts due the Company consisted of convertible debt, cash advances and amounts
accrued in 1996 for management fees, services and interest.   The Company
recorded a reserve for amounts due the Company for management fees, services, and interest totaling $3,340,000 in fiscal 1996.

     During fiscal 1997, the purchaser of the Computer Group elected to discontinue that company's efforts to effect a public registration of DataTell's stock, thus precluding the Company from making a distribution of the stock to its shareholders; additionally, purchase price adjustments of $87,000 resulted in the elimination of the note receivable set up in prior year. The purchaser also elected not to further pursue the operation of MCC, and, since the Company has been unsuccessful in its attempts to recover MCC's assets, the amount due under the $951,000 note receivable set up in the prior year has been determined not to be realizable. The Company, in response to these actions by DataTell, made the decision to further reduce its involvement in computer-related businesses and entered into a new agreement with the controlling shareholder to dispose of its remaining direct ownership of DataTell. The notes and certain other assets were exchanged with the same unrelated third party for $200,000 cash and preferred stock convertible into a 3% equity interest in DataTell.
This transaction resulted in a loss of $2,576,000, which in addition to the $1,038,000 loss on notes receivable described above resulted in a total loss of $3,614,000 being charged to operations during fiscal 1997 relating to the disposal of its remaining interest in the computer operations.

The Company does not expect there to be any significant ongoing liabilities from either the stadium or computer operations and intends to focus its direction on expanding through acquisitions in its two remaining core businesses.

     The Company's interest expense increased $790,000 to $7,180,000 (12%) for the year ended September 30, 1997 as compared to $6,390,000 for the prior year. The increase was primarily due to the increased rate charged by Rice Partners, LP on the subordinated debt at Overhill. The rate increased from 13% to a default rate of 15% beginning January 1997 and continued through December 1997, at which time the Company refinanced the debt. The Company also incurred additional interest at 16% on the second lien note on the Company's corporate headquarters building beginning in January 1997. See "Liquidity and Capital Resources."

     The Company recognized a tax benefit of approximately $654,000 for the year ended September 30, 1997 as compared to tax expense of $1,594,000 for the year ended September 30, 1996. The benefit in 1997 resulted primarily from the statutory tax benefit of the $18.7 million loss by the Company, reduced by the valuation allowance relating to the portion of the tax benefits that the Company was not able to utilize through carryback of such losses to prior years.

     The Company incurred a noncash charge for warrant accretion of $811,000 for the year ended September 30, 1997, as compared to $503,000 for the year ended September 30, 1996. The charge consisted of warrant accretion to fair market value in anticipation of the redemption in connection with the refinancing of
the Rice debt in December 1997.   See "Liquidity and Capital Resources."

     Sales in the Food Group decreased $2,594,000 (2%) to $96,177,000 in fiscal 1997 from $98,771,000 in 1996. Increased competitive pressure, particularly in the airline segment, resulted in a decline in gross profits to $14,696,000 or 15.3% as compared to $16,098,000 or 16.3% in the previous fiscal year. During the period, management has implemented programs to restore margins to historical levels, primarily through more aggressive raw materials purchasing procedures, increased account profitability reviews, customer price adjustments where possible and the further implementation of manufacturing cost reduction procedures, including a significant reduction in inventory levels, especially in the area of finished goods.

     Sales in the Forestry Group increased $17,955,000 (52%) to $52,202,000 in fiscal 1997 from $34,247,000 in fiscal 1996. Operating income increased $1,243,000 (41%) to $4,282,000 in fiscal 1997 from $3,039,000 in fiscal 1996.
Increased revenues were primarily due to increased demand for new equipment in East Texas as the lumber prices stabilized in fiscal 1997 and large operators resumed making capital expenditures. Overall gross profit margin rates decreased in fiscal 1997 due largely to a change in the sales mix, from used to new equipment. During the year, sales of new units increased substantially and the number of used units, which are traditionally sold at higher margins, decreased. Management anticipates that this sales trend will continue through 1998, as demand in the forestry industry remains strong for wood based products. Operating income increased primarily as a result of higher sales volume, offset by an increase in selling, general and administrative expenses associated with the new facility in Lufkin, an additional sales office and a larger operations staff.

     The Transformer Group's sales increased $21,000 (1%) to $3,570,000 in fiscal 1997 from $3,549,000 in fiscal 1996. Operating income decreased $144,000 (187%) primarily due to higher general and administrative costs during the year. The Company anticipates that revenues and operating income will not increase significantly as the industry is being affected by technical innovations in alternative sources of electro-mechanical devices.

     The Company has reviewed its operational and accounting computer systems for compliance in the year 2000. Based upon management's assessment, the Year 2000 issue is not expected to have material impact on the Company.

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

      For the year ended September 30, 1996 the Company's revenues increased $47,506,000 (47%), to $149,541,000 from $102,035,000 in fiscal 1995. Operating income for the year ended September 30, 1996 decreased $87,000 (1%) to $6,665,000 from $6,752,000 in fiscal 1995. Net income attributable to common shareholders for the year ended September 30, 1996 was a loss of $392,000, a decrease of $3,678,000 (112%) from net income of $3,286,000 in fiscal 1995. The increase in revenues was attributable to the inclusion of Overhill for a full twelve months in fiscal 1996 as compared to twenty one weeks in fiscal 1995, offset somewhat by reduced sales at TTI and the Computer Group, control of the latter of which was divested in July 1996. The decrease in net income to common stockholders was attributable to increased interest expense from the Overhill acquisition, the reduction of tax benefits available during the year, reduction of profits at TTI, losses incurred by the Computer Group and dividends on the outstanding preferred stock.

     After evaluating the industry and growth potential of the Computer Group, management determined current and future operating margins within the Computer Group no longer met long term objectives. Consequently, in July 1996 the Company sold a controlling interest in the Computer Group to an unrelated third party. The sale of 51% of a newly-formed subsidiary, whose sole assets consisted of the capital stock of Network America, Inc., PC Repair of Florida, Computer Systems Concepts, and Register Mate, Inc., occurred in July 1996. For the year ended September 30, 1996 the Computer Group contributed revenues of $10,398,000 and operating losses of $1,531,000. The Company, in fiscal 1996 without the Computer Group, would have realized revenues of approximately $139,142,000 and operating income of $8,196,000.

     Also during fiscal 1996 the Company reached an agreement to manage the development and construction of a domed stadium in Las Vegas, Nevada, a project being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company. The Company's involvement was to include the marketing of luxury suites, premium seating and sales of concessions, sponsorships and other ancillary rights. The Company funded $4,000,000 of debt that (1) is convertible into a 14% economic interest in Stadium Partners and (2) is guaranteed by Mr. Tanner and the Pyrenees Group, a private investment firm controlled by Mr. Tanner. Beginning in January 1996, the Company began recording a monthly fee for managing the project. For the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners. At September 30, 1996, the total amount receivable from Stadium Partners amounted to approximately $13.3 million, which included the convertible debt and management fees discussed above, as well as additional advances made by the Company. The collectibility of this receivable, which approximated $18 million, remains dependent upon the success of the project and/or performance under the guarantees referred to above.

     On November 15, 1996, Stadium Partners, through a newly-formed partnership (the "Partnership"), purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by a Lehman Brothers affiliate ("Lehman"), with the lender also receiving 50% equity
interest in the partnership.   As a result of the new partnership arrangement,
Stadium Partners is precluded from making any revenue distributions until permanent financing is arranged or until revenues from the sale of luxury suites, premium seats and/or concession rights are sufficient to repay the financing provided by Lehman. Stadium Partners launched its marketing campaign in Las Vegas on January 15, 1997, but by March 15, 1997, sales were insufficient to satisfy the Lehman repayment. As a result of Stadium Partners' failure to make timely payment of its obligation to Polyphase, the Company was required to establish a reserve of $3.34 million against the income accrued, which after applicable taxes reduced net income by $2.2 million. The reserve will be reduced as collections and distributions, if any, are made pursuant to the Stadium Partner's loan agreements. There was no assurance that payments would be made and the Company discontinued accruing for interest and management fees after fiscal 1996.

     Sales in the Food Group increased $58,376,000 (145%) to $98,771,000 in fiscal 1996 from $40,395,000 for the twenty one week period during fiscal 1995 in which the Company owned the Overhill operations. Overall sales remained stable during the year despite the downturn in the weight loss sectors and airline sectors. Overhill's expansion into brand name entrees and restaurant specialty products offset the sales decline in other sectors. Brand name frozen entrees have begun to gain name recognition and sales momentum at the regional level while specialty products for the restaurant industry are developing market share in a competitive environment. Operating income for fiscal 1996 was $6,260,000 as compared to $2,708,000 for the twenty one weeks of fiscal 1995. Gross margins on sales increased while operating income as a percentage of revenues decreased. The changes resulted from a change in the product mix as more emphasis was placed on the higher margined specialty products which require higher marketing and administrative expenses.

     The Forestry Group sales decreased $8,531,000 (20%) from $42,778,000 in fiscal 1995 to $34,247,000 in fiscal 1996. Operating income decreased $1,651,000 (35%) from $4,691,000 in fiscal 1995 to $3,040,000 in fiscal 1996.
The decreases in revenues and operating income are attributable to unseasonable weather in fiscal

1996, contributing to weaker timber prices and decreased sales of logging equipment. Timberjack also incurred additional expenses while moving its Lufkin location to a larger facility and opening a sales office in Atlanta, Texas. See "Business-Properties" and "Liquidity and Capital Resources."

     The Transformer Group's sales decreased $54,000 (1%) from $3,603,000 in fiscal 1995 to $3,549,000 in fiscal 1996. Operating income also decreased $226,000 (75%) primarily due to higher general and administrative costs during the year and the effects of a fire which closed the business for three weeks.

     The Computer Group, as mentioned above, was consolidated into PC Networx America, Inc., a 51% interest of which was sold July 1, 1996. Revenues for the nine months of fiscal 1996 were $10,398,000 as compared to revenues of $15,259,000 for twelve months in fiscal 1995. The group incurred operating losses of $1,530,000 in fiscal 1996 as compared to operating income of $549,000 in fiscal 1995. The decreases in revenue and losses in Computer Group were attributable to inventory adjustments in the third quarter of fiscal 1996 and significant declines in prices of memory and other components. These factors contributing with the lower gross margins on "clone" computers resulted in management's decision to sell a controlling interest in the group.


Liquidity and Capital Resources

     Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased $783,000 to $1,064,000 at September 30, 1997, compared to $281,000 at September 30, 1996.

     The Company generated $6,514,000 cash from operations in fiscal 1997 as compared to $2,775,000 in fiscal 1996. The increase in cash flow from operations results primarily from decreases in inventory levels at the Overhill Farms subsidiary and increased operating profits from Texas Timberjack. Management at Overhill continues to streamline the manufacturing operation and reduce inventory levels by improvements in production scheduling and timing of materials purchased.

     The Company's investing activities for the year ended September 30, 1997 resulted in a use cash of approximately $4,750,000 as compared to $9,812,000 for the year ended September 30, 1996. During fiscal 1997 and 1996 the Company's use of cash consisted primarily of advances to Stadium Partners. The funds advanced during fiscal 1997 included $2.4 million drawn from an existing line of credit and $2.5 million from a six month term note described below. Capital expenditures resulted in a use of cash of $758,000 in fiscal 1997, primarily for new manufacturing equipment at Overhill.

     The Company's financing activities for the year ended September 30, 1997 resulted in the use of cash of $981,000, compared to cash provided of $4,043,000 in fiscal 1996. During fiscal 1997, the Company borrowed $2.8 million on a note payable secured by real estate and received $734,000, net of transaction costs, in a private placement of preferred stock. The funds of these transactions were used repay an existing real estate mortgage relating to the corporate office building and to repay a note incurred for funds advanced to Stadium Partners described below.

     During January 1997, in connection with an advance made to Stadium Partners, the Company borrowed $2.5 million on a 16% six month note, collateralized by a second lien on the Company's corporate headquarters building. When the Company was unable to make the principal payment when due, the lender elected to post the real estate for foreclosure. Prior to the foreclosure proceeding, the Company entered into two transactions described below which enabled it to repay this loan as well as the unpaid balance of the first mortgage payable to Comerica Bank-Texas in the amount of $773,000.

     The Company in August 1997, through its subsidiary Dallas Parkway Properties Incorporated ("DPPI"), whose principal asset is the corporate office building, borrowed $2.8 million on a first mortgage note payable to National
Operating, L.P.   The note, collateralized by the office building and guaranteed by the Company, is payable monthly, interest only at 14% per annum through July 1, 1999, with all remaining interest and principal, together with an "exit fee" of $56,000, due and payable on August 1, 1999. The Company sold DPPI effective December 1, 1997, with the buyer assuming the debt on the corporate office building. The Company, subsequent to the sale, is paying the buyer rent of approximately $13,000 on a month to month basis and expects to relocate its corporate office in early 1998.

     The Company also sold in August 1997, for net proceeds of approximately $734,000 cash, 7,500 shares of newly-designated Series F 6% Convertible Preferred Stock to Black Sea Investments, Ltd. ("Black Sea"). This preferred stock is immediately convertible into the Company's Common Stock at a conversion price equal to 75% of the average bid price of the Common Stock for the five consecutive trading days immediately preceding the date of conversion. In connection with this transaction, the Company recorded a non-cash dividend of $250,000 representing the value assigned to the preferred stock's discount feature. Subsequent to September 30, 1997, Black Sea has tendered 6,250 shares of the Preferred Stock for conversion into 712,062 shares of the Company's Common Stock. The Company also issued to Black Sea a warrant to purchase up to 500,000 shares of the Company's Common Stock at an exercise price of $1.50 per share (subject to adjustment in certain circumstances) up to and including the warrant expiration date of September 30, 2002. Such warrants were valued at $150,000 and were recorded as a debt discount. The proceeds from the sale of the preferred stock and the loan described in the preceding paragraph enabled the Company to retire all previous indebtedness against the corporate office real estate.

     In connection with the acquisition of Texas Timberjack in 1994, the Company sold $4.0 million in principal amount of the 1999 Bonds to Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (collectively, the "Purchasers" or "Merrill Lynch"). Such Bonds bear interest at 12% per annum and are convertible at any time prior to June 30, 1999 into such number of shares of Common Stock as is equal to the principal amount of such Bond (or in $1,000 increments thereof) divided by a conversion price as provided in the agreements equal to the approximate market price on the grant date. See "Market for Common Equity and Related Stockholder Matters" relating to dividend restrictions imposed by the Indenture. In December 1995, the Company sold $1.5 million of principal amount of the 1997 Bonds to Merrill Lynch on generally the same terms and conditions. See below for a description of the December 1997 refinancing and payments of certain amounts due to Merrill Lynch.

     Also in connection with the acquisition of Texas Timberjack, the Company issued a note to Harold Estes, the seller and the current President of TTI, in the original principal amount of $10.0 million, originally due on October 31, 1994, collateralized by all the capital stock of TTI as well as certain assets of TTI. As of various maturity dates, the Company and Mr. Estes have entered into subsequent agreements which have since modified, extended and renewed the note. At September 30, 1997, the total amount unpaid under the note, including accrued interest, was approximately $14.0 million, due December 1, 1997. The note was further extended upon maturity at an interest rate of 16% and is currently due on April 6, 1998. The Company anticipates that it will be required to refinance this note upon maturity and is presently in negotiations to accomplish this objective. There is no certainty, however, that the Company will be able to refinance this note on acceptable terms, or at all, before April 6, 1998. In the event of default on the above note, the Company may be required to transfer some or all of its ownership interest in TTI to Mr. Estes and the Company would likely incur a noncash loss represented by the difference between its net asset position in TTI (approximately $23 million at September 30, 1997) and the note balance due Mr. Estes (approximately $14 million at September 30, 1997). Further, as of September 30, 1997, Polyphase is indebted to TTI for approximately $6.4 million on a non-interest bearing intercompany advance from TTI offset by an intercompany receivable due to Polyphase from TTI of approximately $4.4 million. Theses amounts may be required to be settled in the event of default on the Estes Note. The noteholder has no recourse against any assets or capital stock of the Company, other than the stock of TTI, or any of the Company's other subsidiaries except that Mr. Estes holds, as secondary collateral, 2,000,000 shares of the Company's Common Stock owned by the Pyrenees Group, a private investment firm owned in part by Paul A. Tanner, Chairman and Chief Executive Officer of Polyphase. Also , in the event of default on this Note, if the primary collateral, the Company's ownership in TTI, is not sufficient to satisfy the balance owed to Mr. Estes, it is possible that some or all of the Polyphase shares owned and pledged by Pyrenees as additional collateral against the note would be retained by Mr. Estes.

     Texas Timberjack currently has a $13.0 million revolving line of credit at prime plus 1/2% at Comerica Bank-Texas. The line of credit is collateralized by receivables and inventories of Timberjack, has been guaranteed by the Company and expires in February 1998. The terms of the line of credit provide various restrictive covenants, including, among other things, a limit on capital expenditures to certain agreed levels, maintenance of specified debt to net worth and fixed charge coverage ratios, limits on the amount of TTI's contingent liabilities and maintenance of agreed upon levels of working capital and tangible net worth, as well as restrictions as to amounts that may be paid to the Company as dividends. At September 30, 1997, $5.6 million was outstanding on the credit line, with remaining availability, subject to the borrowing base limitations, of approximately $6.7 million. Management is currently in negotiations with Comerica and believes that this line of credit will be extended upon expiration on favorable terms.

     During 1995, the Company, through Overhill, entered into a financing arrangement which provided a senior credit facility of $18.0 million with Finova Capital Corporation ("Finova") and a subordinated debt placement of $13.0 million with Rice Partners II, L.P. ("Rice"). These funds were used to provide financing for the acquisition of the operating assets of IBM Foods, Inc.

     The senior credit facility included a revolving line of credit limited to the lesser of $12.0 million, or an amount determined by a defined borrowing base (based upon eligible receivables and inventory), and two term loans in initial principal amounts totalling $6.0 million. At September 30, 1997, approximately $7.9 million was outstanding under the line of credit, which bears interest at the Citibank base rate plus 1.5%, and a total of approximately $2.0 million under the term loans. The term loans were repaid in December 1997 as described below. The senior credit facility contains various covenants which include without limitation, a restriction on Overhill's capital expenditures, specified debt to net worth ratios, specified levels of net worth and a limitation on the ability of the Company to realize monies, including dividends, management and consulting fees, from Overhill to $250,000 per annum.

     The subordinated debt placement with Rice provided $13.0 million, bearing interest at 13% per annum, payable semiannually, with principal payment requirements of $6.5 million each due in 2002 and 2003. Rice was also granted warrants, exercisable at a nominal price of $100, to purchase up to 22.5% of the common stock of Overhill; Rice was further granted a "put" of the warrants to the Company at a price based upon the higher of fair market, book or appraised value of Overhill. The subordinated debt facility contained covenants similar to those described relating to the senior credit facility. Noncompliance with certain of the covenants resulted in litigation between the Company and Rice as described below and in Item 3. As summarized below, in December 1997, all amounts due Rice under the subordinated debt facility were repaid, the warrants repurchased and the litigation settled.

     As of September 30, 1997, the Company had not complied with certain covenants involving most of its loan agreements, particularly those with Merrill Lynch, Finova and Rice. In addition, the Company was involved in litigation with Rice relating to the breach of certain covenants of the subordinated debt agreement and the failure to cure such defaults within a reasonable period of time.

     On December 4, 1997, the Company, with Overhill as the borrower and the Company as guarantor, obtained a $24.1 million term loan from The Long Horizons Fund, LP ("Long Horizons"). The note is payable monthly, interest-only at prime plus 4% through April 1999 and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19.9 million is due in December 2000. During the term of the loan, Overhill is required to pay, on a quarterly basis, annual loan servicing fees totalling $140,000, $300,000 and $440,000 for the first, second and third years of the loan, respectively. The lender also received commitment and closing fees totalling approximately $1.7 million. In the event the loan is paid in full prior to maturity, the principal amounts due under the loan are to be reduced by $1.0 million if the loan is repaid in full during the first year and $500,000 if paid during the second year of the loan. Long Horizons was also issued a warrant which entitles the lender to acquire, at a nominal price of $.01 per share, 30% of the outstanding stock of Overhill; the Company has the option, under certain circumstances, to repurchase from the lender, during the two-year period following the date of the agreement, warrants to purchase 25% of the Overhill stock (5/6 of the warrant held by Long Horizons), at a redemption cost of $2.0 million. The loan is collateralized by all the outstanding stock of Overhill owned by the Company as well as certain assets of Overhill.

     Upon closing of the loan in December 1997, certain payments were made and other obligations restructured as follows:

     Merrill Lynch was paid in full all amounts due for principal and interest under the 1997 bonds (approximately $1.6 million). Additionally, a partial payment of $2.8 principal, plus accrued interest of approximately $200,000, was made on the Merrill Lynch 1999 Bonds. The conversion price of the remaining $1.2 million principal amount of 1999 Bonds was reduced to $3.00 per share (from $5.65 per share), subject to further adjustment as provided by the Indenture. Merrill Lynch was also granted warrants to purchase 400,000 shares of the Company's Common Stock, exercisable over a five-year period, with certain registration rights. The warrants are exercisable into 200,000 shares at $.01 per share and 200,000 shares at $1.125 per share, the market price on the date of grant; the exercise prices are subject to adjustment to prevent dilution of the holders' interests.

     Finova was paid approximately $1.7 million, representing payment in full of Term Loans A and B. Finova also entered into an Intercreditor Agreement with Long Horizons and extended the revolving line of credit until December 2000 at substantially the same terms and conditions.

     Rice was paid all principal ($13.0 million) plus accrued interest and expenses totalling approximately $362,000 under the subordinated debt facility. Rice also received approximately $2.0 million as payment for the warrants and legal expenses in connection with the litigation. The Company also agreed to pay Rice an additional $2.0 million if Overhill were sold during the first six months, or $750,000 ($2.0 million if to certain identified parties) during the second six months, following the date of the agreement. These payments were provided for under a Compromise and Settlement Agreement With Mutual Release and resulted in the dismissal of all litigation between the Company and Rice. For the quarter ended December 31, 1997 the Company anticipates recording a non cash extraordinary pretax charge to income of approximately $600,000, resulting from the early extinguishment of the Rice debt. The financing also provided the Company with approximately $900,000 in working capital.

     In addition, the Company has guaranteed, in certain circumstances, a loan from Lehman Brothers Holdings, Inc. ("Lehman") to a Nevada partnership formed by an entity headed by Mr. Tanner, and Lehman, to purchase a parcel of land in Las Vegas, Nevada for the development of a multi-purpose sports facility and adjacent convention center. The aforementioned Nevada partnership is currently in default on its loan from Lehman and foreclosure proceedings by Lehman have been initiated. The Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of the aforementioned guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

     Furthermore, Polyphase may be required to retain legal representation on various matters, including but not limited to those matters described in Notes 13 and 14, to the consolidated financial statements included elsewhere herein, affecting the Company. The fees to be incurred could be substantial in relation to the Company's cash position.

     In addition, Polyphase is indebted to Overhill for approximately $11.0 million, including the $5.5 million intercompany advance in December 1997, on non-interest bearing intercompany advances from Overhill, which eliminate in consolidation. The Company intends to satisfy this intercompany obligation through dividends or intercompany charges for Federal income taxes, management and transaction fees, subject to obtaining the necessary approvals from the Company's lenders. However, no assurance can be given that Polyphase will be able to repay or otherwise reduce its obligation to Overhill.

     Due to subsidiary debt covenant and other restrictions, the ability of the Company's corporate office to obtain funds from its subsidiaries is limited (See
Note 3 to the Consolidated Financial Statement included elsewhere herein). Additionally, the Company's corporate office has no operating revenues and may be highly dependent on its subsidiaries for its liquidity needs, and there is no assurance that, based upon the above, such liquidity will be available.

     The Company has currently undertaken several initiatives at its corporate office in order to reduce its corporate operating cash flow requirements. In December 1997, the Company sold its Dallas Parkway Properties, Incorporated subsidiary, whose principal asset was the Company's corporate headquarters building, with the buyer assuming the related debt of approximately $2.8 million. The Company expects to relocate its corporate offices during the second quarter of fiscal 1998 and expects to reduce its cash flow requirements as a result of lower expected future lease payments. In addition, the Company has eliminated certain corporate level positions to further reduce future corporate cash requirements.

     As a result of the refinancing and restructuring, the Company obtained waivers with respect to noncompliance under the various loan agreements referred to above, effective December 5, 1997, and the Company expects that it will be able to meet its liquidity requirements for fiscal year 1998.


ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

     The Company does not own, nor does it have an interest in any market risk sensitive investments.


ITEM 8.  Financial Statements.
         ---------------------

     See Index to Consolidated Financial Statements included in Item 14.


ITEM 9.  Changes In and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
---------------------

     None

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------


     The following table sets forth certain information regarding the directors and executive officers of the Company.

        Name                  Age                    Positions
        ----                  ---                    ---------
Paul A. Tanner                 67        Chairman of the Board and Chief
                                         Executive Officer

James Rudis                    48        President and Director

William E. Shatley             51        Senior Vice President, Chief
                                         Financial Officer and Treasurer

Michael F. Buck                60        Director

George R. Schrader             66        Director

Paul A. Tanner, Jr.            44        Director

Harold Estes                   57        President of Texas Timberjack, Inc.

--------------------------------------------------------------------------------

     Paul A. Tanner was elected to the Board of Directors in December 1992 and has served as Chairman of the Board and Chief Executive Officer since that time. He served as President from December 1992 until July 1997 and as Chief Financial Officer and Chief Accounting Officer from December 1992 until March 1994. He has been a licensed Texas Real Estate Broker for over 30 years and is President of Southland Resources, Inc., a private investment firm. Since 1956, Mr. Tanner has been the owner and Chief Executive Officer of several companies engaged in oil and gas development, real estate development, computer manufacturing and the national distribution of office and telecommunications products.

     James Rudis was elected to the Board of Directors in December 1992 and has served as President of the Company since July 1997. He served as Executive Vice President of the Company from March 1994 until July 1997. He is President of Quorum Corporation, a private consulting firm involved in acquisitions and market development and has held that position since September 1984. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company's Commercial Finance Division.

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

     George R. Schrader was appointed as a director in March 1994 to fill a vacancy on the Board. He is currently a named member of Schrader & Cline, LLC, a financial and governmental management consulting firm. From 1983 to 1993, he was a principal of Schrader Investment Company, whose activities paralleled those of Schrader & Cline, LLC. Mr. Schrader's additional experience includes ten years as City Manager for the city of Dallas, Texas and a total of nine years experience as City Manager for the Texas cities of Mesquite and Ennis.

     Paul A. Tanner, Jr. was elected as a director in February 1996. He served as a Vice President of the Company's wholly owned subsidiary Letronix, Inc. from October 1993 until its sale in July 1996. From February 1990 to October 1993, he served as Vice President of Southland Resources, Inc., a private investment firm controlled by Paul A. Tanner. He is the son of Paul A. Tanner.

     Harold Estes was elected as a director in February 1996 and resigned from the board in April 1997. He is the President of Texas Timberjack, Inc. a wholly owned subsidiary of the Company. TTI is a distributor of industrial and commercial timber and logging equipment with locations in Lufkin, Cleveland, Atlanta and Jasper, Texas. Mr. Estes has been President of TTI since 1984, when he acquired TTI from Eaton Corporation.

Meetings of the Board of Directors and its Committees

     The Board has standing Compensation and Audit Review Committees. The Compensation Committee is comprised of Messrs. Buck and Schrader. During fiscal 1997, the Compensation Committee did not meet. The Compensation Committee (i) administers the Company's employee stock option plans and approves the granting of stock options and (ii) approves compensation for officers.

     The Audit Review Committee is composed of Messrs. Buck and Schrader.
During fiscal 1997, the Audit Review Committee did not meet. Its functions are to (i) recommend the appointment of independent accountants; (ii) review the arrangements for and scope of the audit by independent accountants; (iii) consider the adequacy of the system of internal controls and review any proposed corrective actions; and (iv)review and monitor the Company's policies regarding business ethics and conflicts of interest.

     The full Board of Directors met six times during fiscal 1997. No director attended fewer than 75% of the total number of meetings of the Committee on which such director served.

     The Executive Committee, which was disbanded in June 1997, was composed of Messrs. Tanner and Rudis. During fiscal 1997, the Executive Committee met seven times. Except as restricted under Nevada law, the Executive Committee possessed all of the power and authority of the Board of Directors between meetings of the Board of Directors.

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

     Based solely upon a review of the copies of forms furnished to the Company, the Company believes that during fiscal 1997, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were satisfied.

ITEM 11.  Executive Compensation.
         ------------------------


                             EXECUTIVE COMPENSATION

     The following table sets forth for fiscal 1997, 1996 and 1995 compensation awarded or paid to Mr. Paul A. Tanner, the Company's Chairman of the Board and Chief Executive Officer, Mr. James Rudis, the Company's President and Mr. William E. Shatley, the Company's Senior Vice President, Treasurer and Chief Financial Officer, (collectively, the "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of $100,000 for the year ended September 30, 1997.

                           Summary Compensation Table

                                                                                                Long-Term
                                                                                               Compensation
                                                           Annual Compensation                    Awards
                                               -----------------------------------------       -------------
 Name and Principal               Fiscal                                   Other Annual                              All Other
       Position                    Year         Salary         Bonus       Compensation         Options/SARs       Compensation
-----------------------          --------      ---------       -----      ---------------       ------------      --------------
Paul A. Tanner . . . .              1997        $224,640       $   0      $         --(1)            -               $ -
Chairman, Chief                     1996        $196,560       $   0      $         --(1)         130,000            $ -
Executive Officer and               1995        $187,200       $   0      $         --(1)            -               $ -
Director (2)

James Rudis . . . . . .             1997        $138,240       $   0      $         --(1)            -               $ -
President  and                      1996        $120,960       $   0      $         --(1)         130,000            $ -
Director (2)                        1995        $115,200       $   0      $         --(1)            -               $ -

William E. Shatley . . .            1997        $108,000       $   0      $         --(1)            -               $ -
Senior Vice President,              1996        $ 94,500       $   0      $         --(1)         100,000            $ -
Treasurer and Chief                 1995        $ 90,000       $   0      $         --(1)            -               $ -
Financial Officer

-----------------

(1) The Named Executive Officers each received certain perquisites and other personal benefits from the Company during fiscal 1997, 1996 and 1995. These perquisites and other personal benefits, however, did not equal or exceed 10% of Named Executive Officers, salary and bonus during fiscal 1996,1995 or 1994.

(2) Mr. Rudis, formerly the Company's Executive Vice President, became President in July 1997, replacing Mr. Tanner in that position.


     No individual grants of stock options were made to the Named Executive Officers during the fiscal year ended September 30, 1997.

     The following table describes for the Named Executive Officers options and the potential realizable value for his options as of September 30, 1997, which were granted in prior fiscal years.


                                                                   Fiscal Year End September 30, 1997 Option/SAR Values


                                                                                                        Value of Unexercised
                                                                Number of Unexercised                      In-the-Money
                                                                 Options/SARs at                          Options/SARs at
                                                                September 30, 1997                      September 30, 1997(1)
                                                           ------------------------------               ----------------------

                                                           Exercisable      Unexercisable         Exercisable      Unexercisable
                                                           -----------     --------------         -----------      -------------
Paul A. Tanner .                                            130,000             -                  $    -                $ -
James Rudis . . .                                           276,500             -                  $  155,656            $ -
William E. Shatley                                          246,500             -                  $  155,656            $ -

-----------
(1) Based on $1.8125 per share of Common Stock, which was the closing price per share of Common Stock on September 30, 1997 on the AMEX as reported by The Wall Street Journal.




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

     During July 1996, the following directors were granted options to purchase Common Stock, exercisable at $2.00 per share (the fair market value at the date of grant) in whole or in part, expiring in July 2006, as follows:


                           Name                  Option Shares
                   ---------------------         -------------

                   Michael Buck                      30,000
                   George R. Schrader                30,000
                   Paul A. Tanner, Jr.               30,000

     In March 1994, Mr. Schrader was granted options to purchase 50,000 shares of Common Stock. Mr. Schrader's options are exercisable at $5.25 per share (the fair market value at the date of grant), in whole or in part, and will expire in March 1999.

     During July 1993, Mr. Buck was granted options to purchase 75,000 shares of Common Stock, exercisable at $0.75 per share (the fair market value at the date of grant). Such options were exercised in September 1996.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     The following table sets forth information regarding the beneficial ownership of Common Stock as of December 31, 1997, by each person or group who owned, to the Company's knowledge, more than five percent of the Common Stock, each of the Company's directors, the Company's Chief Executive Officer, and all of the Company's directors and executive officers as a group.


                                                Amount and
                                                 Nature of                        Percent
                                                Beneficial                           of
                   Name                       Ownership (1)                       Class (1)
     -------------------------------      -----------------------------        -------------
     Paul A. Tanner . . . . . . . . .                  295,874   (2)                 2
     James Rudis   . . . . . .  . . .                  557,900   (3)                3.8
     Michael F. Buck . . . . . .  . .                   30,100   (4)                 *
     George R. Schrader . . . . . . .                   80,000   (5)                 *
     Paul A. Tanner, Jr.  . . . . . .                  179,126   (6)                1.2
     Harold Estes   . . . . . . . . .                4,000,000   (7)               27.8
     The Pyrenees Group . . . . . . .                  173,000   (8)                1.2
     Tanner Family Trust  . . . . . .                   59,685   (9)                 *
     Elizabeth Carter Children's
      Foundation  . . . . . . . . . .                   89,441  (10)                 *
     Merrill Lynch  . . . . . . . . .                  800,000  (11)                5.3
     Black Sea Investments, Ltd.  . .                  864,030  (12)                5.7
     Infinity Investors Limited . . .                1,769,231  (13)               11.0
     All directors and executive
       officers as a group (6 persons)               1,547,700  (14)               10.2

----------------
*    Less than 1%.

(1) Except as noted, the listed persons have sole investment power and sole voting power as to all shares of Common Stock for which they are identified as being the beneficial owners. Information as to beneficial ownership has been furnished to the Company by such individuals. Such presentation is based on 14,376,171 shares of Common Stock outstanding as of December 31, 1997.

(2) Includes 130,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof. Includes 23,874 shares that Mr. Paul A. Tanner may be deemed to beneficially own as a 13.8% owner of the Pyrenees Group (see Footnote 8 below). Does not include 89,441 shares that Mr. Paul A. Tanner may be deemed to beneficially own as a member of the board of trustees of the Elizabeth Carter Children's Foundation, (the "Foundation") (see Footnote 10 below), and also does not include the remaining 149,126 shares of the Pyrenees Group (that Mr. Paul A. Tanner does not own as owner), which Mr. Paul A. Tanner may be deemed to beneficially own because he is the president and sole director of the Pyrenees Group.

(3) Includes 276,500 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(4) Includes 30,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(5) Includes 80,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(6) Includes 30,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof. Includes 89,441 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as chairman of the board of trustees of the Foundation. See Footnote 10 below. Also includes 59,685 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as trustee of the Tanner Family Trust. See Footnote 9 below.

(7) Mr. Estes' address is Highway 59 South, Route 15, Box 9475, Lufkin, Texas 75901. Includes 2,000,000 shares owned by the Pyrenees Group, for which Mr. Estes has sole voting power, and which is held as collateral by Mr. Estes on the Company's note payable to Mr. Estes. See "Liquidity and Capital Resources".

(8) The address of the Pyrenees Group is 2 Kelvingate Court, Dallas, Texas 75225. The Pyrenees Group, a Nevada corporation, is owned by Paul A. Tanner (13.8%), the Tanner Family Trust (34.5%) and the Foundation (51.7%). Does not include 2,000,000 shares held as collateral by Mr. Estes and for which he holds sole voting power (see Footnote 7 above.)

(9) Includes 59,685 shares that the Tanner Family Trust may be deemed to beneficially own as a stockholder in the Pyrenees Group. See Footnote 8. The address of the Tanner Family Trust is 9909 Inwood Road, Dallas, Texas 75220. Mr. Paul A. Tanner, Jr., the trustee of the Tanner Family Trust, is the adult son of Mr. Paul A. Tanner, the Chairman of the Board and Chief Executive Officer of the Company. Unless otherwise indicated herein, all references to "Mr. Tanner" shall mean Mr. Paul A. Tanner.

(10) Includes 89,441 shares that may be deemed to be beneficially owned by the Foundation as a stockholder in the Pyrenees Group. The address of the Foundation is 9909 Inwood Road, Dallas, Texas 75220. The Foundation was formed to construct and operate a non-profit home for children. The shares of the Pyrenees Group owned by the Foundation are voted by the board of trustees of the Foundation, of which Mr. Paul A. Tanner, Jr. is chairman and Mr. Paul A. Tanner is a member.

(11) For purposes of the table above, Merrill Lynch consists of Merrill Lynch World Income Fund, Inc. ("MLW") and Convertible Holdings, Inc. ("CH"). The address of MLW and CH is c/o Merrill Lynch Asset Management, 800 Scudders Mill Road, Plainsboro, New Jersey 08536. This figure includes 400,000 shares of Common Stock into which certain of the Company's bonds held by Merrill Lynch are convertible within 60 days subsequent to the date hereof; such figure is subject to adjustment as specified in the indenture governing the terms of such bonds. Also includes 400,000 shares that could be purchased pursuant to the exercise of certain warrants held by Merrill Lynch exercisable within 60 days subsequent to the date hereof.

(12) The address of Black Sea Investments, Ltd. ("Black Sea") is Cockburn House, Cockburn Town, Grand Turk, Turks & Caicos Islands. Includes 211,649 shares of Common Stock into which certain of the Company's preferred stock held by Black Sea is convertible within 60 days subsequent to the date hereof.
     Also includes 500,000 shares that could be purchased pursuant to the exercise of certain warrants held by Black Sea which are exercisable within 60 days subsequent to the date hereof.

(13) The address of Infinity Investors Limited ("Infinity") is 38 Hertford Street, London W1Y7TG, England. Includes 1,769,231 shares of Common Stock into which certain of the Company's preferred stock (and accrued dividends thereon) held by Infinity is convertible within 60 days subsequent to the date hereof.

(14) Includes 23,874 shares that may be deemed to be beneficially owned by Mr. Paul A. Tanner due to his 13.8% ownership of the Pyrenees Group, but does not include 89,441 shares that Mr. Paul A. Tanner may be deemed to beneficially own as a trustee of the Foundation or the remaining 149,126 shares of the Pyrenees Group (that Mr. Paul A. Tanner does not own as a 13.8% owner), which Mr. Paul A. Tanner may be deemed to beneficially own because he is the president and a director of the Pyrenees Group (see Footnote 2 above). Includes 89,441 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as chairman of the board of trustees of the Foundation; also includes 59,685 shares that Mr. Paul A. Tanner, Jr. may be deemed to beneficially own as trustee of the Tanner Family Trust. Includes 793,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof. Does not include 2,000,000 shares owned by the Pyrenees Group held as collateral by Mr. Estes (see Footnote 7 above).


ITEM 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The Pyrenees Option

In October 1992, the Company's Board of Directors authorized the issuance to the Pyrenees Group, or its assignees, options to purchase up to 1,000,000 shares of convertible preferred stock for $10 per share. The options were issued subject to approval by the Company's shareholders and were approved and ratified at the Company's Annual Meeting held May 31, 1994. Pyrenees, a private investment firm controlled by Paul A. Tanner, Chairman and Chief Executive Officer, was granted these options as consideration for the sale to the Company of its collected due diligence materials for acquisitions Pyrenees was contemplating, which were to be used by the Company in its own acquisition program. The options, covering Series A, B, C, D and E Preferred Stock, are summarized as follows:



                               Preferred     Conversion      Common
                   Series       Shares          Price        Shares
                  ---------   -----------    -----------   ----------
                     A            125,000   $        .50    2,500,000
                     B            100,000           1.00    1,000,000
                     C            100,000           2.00      500,000
                     D            200,000           4.00      500,000
                     E            475,000          10.00      475,000
                                ---------                   ---------
                                1,000,000                   4,975,000
                                =========                   =========


During fiscal 1994 and 1995 Pyrenees exercised and converted Series A, B, and C Preferred Stock into common stock. In November, 1995, Pyrenees exercised the Series D option through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued. During fiscal 1996 the shares were converted to 500,000 shares of common stock. Principal payments of approximately $1,025,000 were made on the note during fiscal 1996 and 1997. The Series E option expired unexercised.

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

Also during the above described period, the Company made disbursements to the Pyrenees Group totalling approximately $2.67 million, of which $1,153,000 represented repayment of existing advances from Pyrenees, with the balance representing an advance to Pyrenees of approximately $1.5 million.

During January 1996, the Company reached an agreement to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project was being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Tanner. As part of the agreement, the Company was also entitled to participate in the facility's management, sales of suites and seat options, concessions and events and was to be compensated for such services. The Company agreed to provide to Stadium Partners up to $4 million of debt that (1) was convertible into a 14% economic interest in the project and (2) was guaranteed by Mr. Tanner and Pyrenees. As part of this agreement, the aforementioned accounts receivable from Mr. Tanner and Pyrenees (approximately $3.5 million), together with subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, bearing interest at 12% and guaranteed by Mr. Tanner and Pyrenees. Through September 30, 1996, the Company advanced an additional $9.3 million.

During the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners, the collectibility of which was dependent upon the success of the project and/or the guarantees referred to above. As a result of the terms of the financing arrangements with Lehman described below, Stadium Partners was precluded from making any distributions until permanent project financing was secured or stadium suite sales were made that were sufficient to repay the financing from Lehman. As a consequence of Stadium Partners' inability to effect such sales or obtain such financing by March 15, 1997, in order to make its payment to the Company on such date, the Company established a reserve of $3.34 million as of September 30, 1996, which represents the income accrued in 1996.

On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership") with Lehman receiving an equity interest in the project.

The Company has guaranteed the repayment of the loan from Lehman to the Nevada partnership in the above mentioned transaction, in certain circumstances or upon the occurrence of certain events. Such guarantee is effective upon the occurrence of certain conditions, including without limitation if Nevada Partnership files for bankruptcy or insolvency, if representations by the Partnership prove to be fraudulent regarding the financial condition of the Partnership, the land securing the loan is further encumbered or ownership is transferred without the consent of Lehman.

The loan agreement with Lehman required certain prepayments by Nevada Partnership, the first of which, in the amount of $5.0 million became due in January 1997. This was paid primarily with funds advanced by the Company, of which $2.4 million was obtained from an existing credit line and $2.5 million was obtained from a six month term note, collateralized by the Company's corporate office building. In connection with the loan transaction, the Company entered into a consulting agreement with a principal of the lender, whereby the Company granted such party an option to purchase 200,000 shares of the Company's common stock at $.01 per share; this option was assigned a value of $973,000 which was charged to expense during fiscal 1997.

The second prepayment requirement of $20.0 million became due in May 1997; this payment was not made. As a result of the failure to make this payment, another agreement was entered into among the borrower, Lehman and the Company as of July 1, 1997. This agreement generally provided forbearance by Lehman until September 30, 1997, to allow additional time to raise the funds to make the principal payment.

The terms of the forbearance agreement were not met by the September deadline, and the note matured unpaid in November 1997. Stadium Partners and Mr. Tanner continue to pursue various alternatives with respect to the repayment of amounts due Lehman, including among other things, the sale or refinancing of the property. There is no assurance that these efforts will be successful or that the Company can expect to collect any amounts due from Stadium Partners or the guarantors.

As a result of the above, the Company has recorded a charge to earnings for the year ended September 30, 1997, in the amount of $14.8 million, representing all amounts remaining unpaid by Stadium Partners, net of the reserve established in 1996. Amounts which may subsequently be recovered, if any, will be recognized as income when collection is assured.

At September 30, 1997, the Company also had an outstanding balance due from Mr. Tanner amounting to $173,526, resulting from advances made to or on Mr. Tanner's behalf during fiscal 1997.


Other Transactions

Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 1997, the insurance premium receivable was $552,006.

In connection with the purchase of TTI, the Company acquired a note receivable from an officer. The note is secured by marketable securities, is payable within one year and bears interest at 3.96%. As of September 30, 1997 the balance outstanding was $340,071.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

(a)  1. and 2. Financial Statements and Financial Statement Schedules.

     1. The following consolidated financial statements of Polyphase Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended September 30, 1997, are included in Item 8:

     Report of Independent Auditors                                         F-2

     Consolidated Balance Sheets-September 30, 1997 and 1996                F-3

     Consolidated Statements of Operations-Years ended September 30, 1997,
     1996 and 1995                                                          F-5

     Consolidated Statements of Stockholders' Equity-Years ended September
     30, 1997, 1996 and 1995                                                F-6

     Consolidated Statements of Cash Flows-Years ended September 30, 1997,
     1996, and 1995                                                         F-8

     Notes to Consolidated Financial Statements                             F-11

     2. The following consolidated financial statement schedules of Polyphase Corporation and subsidiaries are included in item 14(d):

     Schedule I - Condensed Financial Information of Registrant             F-41

     Schedule II - Valuation and Qualifying Accounts                        F-45


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


  3. Exhibits

  3.1 Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company's registration statement on Form S-8 [No. 33-82008], filed with the Commission on July 27, 1994 [the "1994 Form S-8"])

  3.2   Bylaws of Polyphase Corporation (incorporated by reference from Exhibit
        4.2 to the 1994 Form S-8)

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

  10.2+ Stock Option Agreement for Michael F. Buck (incorporated by reference from Exhibit 4.13 to the 1994 Form S-8)

  10.3+ Stock Option Agreement for Don E. McMillen (incorporated by reference from Exhibit 4.14 to the 1994 Form S-8)

  10.4+ Stock Option Agreement for George R. Schrader (incorporated by reference from Exhibit 4.15 to the 1994 Form S-8)

  10.5+  Stock Option Agreement for James Rudis (incorporated by reference from
         Exhibit 10.5 to the Company's Form 8-B, filed with the Commission on August 27, 1994 [the "Form 8-B"])

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

  10.10 Stock Option Agreement, dated as of October 21, 1992, between Polyphase Corporation and the Pyrenees Group (incorporated by reference from Exhibit 10.12 to the Form 8-B)

  10.11 Deed of Trust Note in the amount of $1,000,000, dated May 25, 1994, by Polyphase Corporation in favor of Comerica Bank-Texas (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1994 [the "1994 Form 10-Q"])

  10.12 Deed of Trust (With Security Agreement and Assignment of Rents), dated May 25, 1994, covering real property in Dallas County, Texas between Polyphase Corporation and Comerica Bank-Texas (incorporated by reference from Exhibit 10.3 to the 1994 Form 10-Q)

  10.13 Letter Agreement, dated May 25, 1994, between Polyphase Corporation and Comerica Bank -Texas (incorporated by reference from Exhibit 10.4 to the 1994 Form 10-Q)

  10.14 Securities Purchase Agreement, dated as of July 5, 1994, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
         10.16 to the Form 8-B)

  10.15 Registration Rights Agreement, dated as of July 5, 1994, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
         10.17 to the Form 8-B)

  10.16 Indenture, dated as of July 5, 1994, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from Exhibit
         10.18 to the Form 8-B)

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

  10.31 Promissory Note in the amount of $2,000,872, from Paul A. Tanner, as maker, to Polyphase Corporation, dated December 8, 1995 (incorporated by reference from Exhibit 10.31 to the 1995 Form 10-K)

  10.32 Convertible Preferred Stock Purchase Agreement, dated as of November 10, 1995, by and between Polyphase Corporation and Infinity Investors, Limited (incorporated by reference from Exhibit 10.32 to the 1995 Form 10-K)

  10.33 Securities Purchase Agreement, dated as of December 1, 1995, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
         10.33 to the 1995 Form 10-K)

  10.34 Registration Rights Agreement, dated as of December 1, 1995, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (incorporated by reference from Exhibit
         10.34 to the 1995 Form 10-K)

  10.35 Indenture, dated as of December 1, 1995, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from
         Exhibit 10.35 to the 1995 Form 10-K)

  10.36 Form of 12% Senior Convertible Debenture No. 1, dated December 1, 1995 payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit 10.36 to the 1995 Form 10-K)

  10.37 Form of 12% Senior Convertible Debenture No. 2, dated December 1, 1995 payable to Kane & Co. or registered assigns (incorporated by reference from Exhibit 10.37 to the 1995 Form 10-K)

  10.38 Renewal Promissory Note in the amount of $12,842,916, dated December 31, 1996, payable by Polyphase Corporation to Harold Estes (incorporated by reference from Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 [the "1996 Form 10-K"])

  10.39 Amended Pledge Agreement, dated as of December 31, 1996, between Polyphase Corporation and Harold Estes (incorporated by reference from
         Exhibit 10.42 to the 1996 Form 10-K)

  10.40 Amended Security Agreement, dated as of December 31, 1996, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from
         Exhibit 10.43 to the 1996 Form 10-K)

  10.41 Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated June 28, 1996 (incorporated by reference from Exhibit
         10.44 to the 1996 Form 10-K)

  10.42 Security and Pledge Agreement, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit 10.45 to the 1996 Form 10-K)

  10.43 Secured Promissory Note, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit 10.46 to the 1996 Form 10-K)

  10.44 Security Agreement, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit 10.47 to the 1996 Form 10-K)

  10.45 Promissory Note, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit
         10.48 to the 1996 Form 10-K)

  10.46 Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated July 1, 1996 (incorporated by reference from Exhibit
         10.49 to the 1996 Form 10-K)

  +10.47 Stock Option Agreement for Paul A. Tanner dated July 23, 1996
         (incorporated by reference from Exhibit 10.50 to the 1996 Form 10-K)

  +10.48 Stock Option Agreement for James Rudis dated July 23, 1996
         (incorporated by reference from Exhibit 10.51 to the 1996 Form 10-K)

  +10.49 Stock Option Agreement for William E. Shatley dated July 23, 1996
         (incorporated by reference from Exhibit 10.52 to the 1996 Form 10-K)

  +10.50 Stock Option Agreement for Michael F. Buck dated July 23, 1996
         (incorporated by reference from Exhibit 10.53 to the 1996 Form 10-K)

  +10.51 Stock Option Agreement for George R. Schrader dated July 23, 1996
         (incorporated by reference from Exhibit 10.54 to the 1996 Form 10-K)

  +10.52 Stock Option Agreement for Paul A. Tanner, Jr. dated July 23, 1996
         (incorporated by reference from Exhibit 10.55 to the 1996 Form 10-K)

  10.53** Convertible Promissory Note, dated January 1, 1996 by and between PLY Stadium Partners, Inc. and Polyphase Corporation.

  10.54** Master Loan Agreement, dated January 1, 1996 by and between Polyphase Corporation and PLY Stadium Partners, Inc.

  10.55** Guaranty, dated January 1, 1996 by Paul A. Tanner to Polyphase Corporation.

  10.56** Guaranty, dated January 1, 1996 by Pyrenees Group, Inc. to Polyphase Corporation.

  10.57** Management Agreement, dated January 1, 1996 by and between PLY Stadium Partners, Inc. and Polyphase Corporation.

  10.58** Security Agreement, dated January 1, 1996, between Paul A. Tanner and Polyphase Corporation.

  10.59** Security Agreement, dated January 1, 1996, between Pyrenees Group, Inc. and Polyphase Corporation.

  +10.60** Stock Option Agreement for David Weinreb dated January 17, 1997

  10.61** Amended Renewal Promissory Note in the amount of $14,341,256 dated December 2, 1997, payable by Polyphase Corporation to Harold Estes.

  10.62** Amended Pledge Agreement, dated as of December 2, 1997, between Polyphase Corporation and Harold Estes

  10.63** Amended Security Agreement, dated as of December 2, 1997, between Texas Timberjack, Inc. and Harold Estes

  10.64** Term Loan Agreement in the amount of $22,500,000, dated December 4, 1997, among Overhill Farms, Inc. as borrower, Polyphase Corporation as guarantor and The Long Horizons, Fund, L.P. as lender.

  10.65** Security Agreement, dated December 4, 1997, between Overhill Farms, Inc. as grantor and The Long Horizons Fund, L.P. as lender.

  10.66** Assignment for Security (Trademarks) dated December 4, 1997, between Overhill Farms, Inc. as assignor and The Long Horizons Fund, L.P. as assignee.

  10.67** Pledge and Security Agreement, dated December 4, 1997, among Polyphase Corporation as the pledgor, in favor of The Long Horizons Fund, L.P. as the lender and Overhill Farms, Inc. as the borrower.

  10.68** Registration Rights Agreement, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P.

  10.69** Common Stock Purchase Warrant, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P.

  10.70** Voting Rights Agreement, dated December 4, 1997, among Polyphase Corporation, The Long Horizons Fund, L.P. and Overhill Farms, Inc.

  10.71** Supplemental Indenture, dated as of December 5, 1997, from Polyphase Corporation to IBJ Schroder Bank & Trust Company.

  10.72** Compromise Settlement Agreement with Mutual Release between Polyphase Corporation and Rice Partners II, L.P..

  10.73** Stock Purchase Agreement between Letronix Acquisition Corp. and Polyphase Corporation dated July 1, 1997.

  10.74** Certificate of Designation of Preferences of Series B Preferred Stock of Letronix Acquisition Corporation dated July 2, 1997.

  10.75** Term Loan Agreement in the amount of $2,800,000, dated August 29, 1997, between Dallas Parkway Properties, Incorporated and National Operating, L.P.

  10.76** Warrant to Purchase 500,000 Shares of Common Shares of Polyphase Corporation by Black Sea Investments, Ltd., dated August 29,1997.

  10.77** Offshore Securities Subscription Agreement to purchase 7,500 Shares of Series F 6% Convertible Preferred between Polyphase Corporation and Black Sea Investments, Ltd., dated August 29,1997.

  10.78** Stock Exchange Agreement by and between Tollway Properties, Inc. and Polyphase Corporation date as of December 1, 1997.

  10.79** Release and Settlement Agreement between Dallas Parkway Properties, Incorporated and Polyphase Corporation dated as of December 1, 1997.

  10.80** General Release between Dallas Parkway Properties, Incorporated and National Operating, L.P. dated as of December 1, 1997.

  21.1**   Subsidiaries of the Registrant.

  23.1**   Consent of Ernst & Young LLP

  27.1**   Financial Data Schedule


------------------------------
  +  Management contract or compensatory plan or arrangement.
  ** Filed herewith.


(b). Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Registrant during the last quarter of the Fiscal Year Ended September 30, 1997.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POLYPHASE CORPORATION



By:  /s/ James Rudis                                            February 5, 1998
     ---------------------------
     James Rudis, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /s/ Paul A. Tanner                                             February 5, 1998
--------------------------------
Paul A. Tanner
Chief Executive Officer,
Chairman of the
Board and Director
(Principal Executive Officer)



/s/ James Rudis                                                 February 5, 1998
--------------------------------
James Rudis
President and Director



/s/ William E. Shatley                                          February 5, 1998
--------------------------------
William E. Shatley
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)



/s/ George R. Schrader                                          February 5, 1998
--------------------------------
George R. Schrader
Director



/s/ Paul A. Tanner, Jr.                                         February 5, 1998
--------------------------------
Paul A. Tanner, Jr.
Director


/s/ Michael F. Buck                                             February 5, 1998
--------------------------------
Michael F. Buck
Director

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                  F-2

Financial Statements:
---------------------

  Consolidated Balance Sheets                                   F-3
  Consolidated Statements of Operations                         F-5
  Consolidated Statements of Stockholders' Equity               F-6
  Consolidated Statements of Cash Flows                         F-8
  Notes to Consolidated Financial Statements                   F-11

Financial Statement Schedules:
-----------------------------

  Schedule I - Condensed Financial Information of Registrant   F-41
  Schedule II - Valuation and Qualifying Accounts              F-45

                        Report of Independent Auditors


To the Board of Directors and Stockholders of Polyphase Corporation


We have audited the accompanying consolidated balance sheets of Polyphase Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also include the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polyphase Corporation and subsidiaries at September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Polyphase Corporation will continue as a going concern. As more fully described in Notes 3, 9 and 10, the Company has certain liquidity conditions that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



                                                            ERNST & YOUNG LLP


February 5, 1998
Dallas, Texas

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    Assets

                                                             September 30,
                                                       --------------------------
                                                            1997         1996
                                                       -------------  -----------
Current assets:
 Cash                                                    $ 1,064,259  $   280,969
 Receivables, net of allowance for doubtful
   accounts of $576,192 and $519,104
   in 1997 and 1996, respectively:
    Trade accounts                                        11,576,650   12,098,852
      Current portion of sales contracts                   5,770,626    6,625,727
    Notes receivable                                         939,621      972,422
 Inventories                                              23,002,020   28,027,779
 Prepaid expenses and other                                1,607,644    2,676,336
                                                       -------------  -----------
      Total current assets                                43,960,820   50,682,085
                                                       -------------  -----------

Property and equipment:
 Land                                                        765,000      765,000
 Buildings and improvements                                4,660,582    4,279,917
 Machinery, equipment and other                            8,953,076    8,575,687
                                                       -------------  -----------
                                                          14,378,658   13,620,604
 Accumulated depreciation                                  5,954,554    4,212,872
                                                       -------------  -----------
                                                           8,424,104    9,407,732
                                                       -------------  -----------
Other assets:
 Noncurrent receivables:
   Sales contracts                                         2,027,518    1,333,150
   Notes receivable                                                -    1,037,890
   Related parties, net of allowance of $0 and
   $3,340,000 in 1997 and 1996, respectively                 522,597   10,298,688
 Excess of cost over fair value of net assets
   acquired, net of accumulated amortization of
   $2,370,455 and $1,557,165 in 1997 and 1996,
   respectively                                           14,228,284   15,041,574
 Other intangible assets                                   1,197,139    1,402,239
 Restricted cash                                             717,358      882,383
 Other                                                     1,071,629    4,092,780
                                                       -------------  -----------
                                                          19,764,525   34,088,704
                                                       -------------  -----------
Total Assets                                             $72,149,449  $94,178,521
                                                       =============  ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                      Liabilities and Stockholders' Equity

                                                           September 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------     -----------
Current liabilities:
 Notes payable                                     $  9,013,099     $ 9,516,219
 Note payable and accrued interest to related
  party                                              13,998,916               -
 Accounts payable                                     7,775,022       8,581,071
 Accrued expenses and other                           2,251,035       4,415,011
 Current maturities of long-term debt                 5,720,000      31,573,716
                                                   ------------     -----------
     Total current liabilities                       38,758,072      54,086,017

Note payable and accrued interest to related
 party                                                        -      12,546,600
Long-term debt, less current maturities              23,272,280               -
Reserve for credit guarantees                           717,358         882,383
Deferred income taxes                                         -       1,475,897
                                                   ------------     -----------
     Total liabilities                               62,747,710      68,990,897

Commitments and contingencies

Warrants to purchase common stock of subsidiary       2,000,000       1,189,224

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
  50,000,000 shares, issued and outstanding,
  132,500 and 250,000 in 1997 and 1996,
  respectively                                            1,325           2,500
 Common stock, $.01 par value, authorized
  100,000,000 shares, issued and outstanding,
  13,664,109 and 13,196,966 in 1997 and 1996,
  respectively                                          136,641         131,970
 Paid-in capital                                     28,955,695      26,630,714
 Accumulated deficit                                (20,716,603)     (1,487,695)
 Notes receivable from related party                   (975,319)     (1,279,089)
                                                   ------------     -----------
     Total stockholders' equity                       7,401,739      23,998,400
                                                   ------------     -----------
Total Liabilities and Stockholders' Equity         $ 72,149,449     $94,178,521
                                                   ============     ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Years Ended
                                                                September 30,
                                               -----------------------------------------------
                                                   1997              1996             1995
                                               -------------    -------------    -------------
Net revenues                                   $ 151,948,553    $ 149,540,785    $ 102,035,472
Cost of sales                                    126,565,112      120,865,827       82,055,637
                                               -------------    -------------    -------------
Gross profit                                      25,383,441       28,674,958       19,979,835

Selling, general and administrative expenses      18,799,917       22,009,991       13,228,134
                                               -------------    -------------    -------------

Operating income                                   6,583,524        6,664,967        6,751,701
                                               -------------    -------------    -------------

Other income (expenses):
   Loss on related party receivable              (14,838,456)             -                -
   Loss on investment in computer operations      (3,613,815)             -                -
   Gain on sale of assets                                -            827,852              -
   Interest expense                               (7,179,973)      (6,389,926)      (3,791,059)
   Interest income and other                         380,655          751,385          592,055
                                               -------------    -------------    -------------
     Total other income (expenses)               (25,251,589)      (4,810,689)      (3,199,004)
                                               -------------    -------------    -------------

Income (loss) before income taxes
   and warrant accretion                         (18,668,065)       1,854,278        3,552,697

Income tax (benefit) expense                        (653,683)       1,593,542           76,227
                                               -------------    -------------    -------------
                                                 (18,014,382)         260,736        3,476,470

Accretion of warrants to purchase
   common stock of subsidiary                        810,776          502,948          190,871
                                               -------------    -------------    -------------

Net income (loss)                                (18,825,158)        (242,212)       3,285,599

Dividends on preferred stock                         403,750          150,000              -
                                               -------------    -------------    -------------

Net income (loss) attributable to
   common stockholders                         $ (19,228,908)   $    (392,212)   $   3,285,599
                                               =============    =============    =============

Per share data:
   Weighted average common and common
     equivalent shares                            13,632,357       13,722,552       12,745,701
                                               =============    =============    =============

   Net income (loss) per common share          $       (1.41)   $       (.03)    $         .26
                                               =============    =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE YEARS ENDED SEPTEMBER 30, 1997 (continued)


                                           Preferred Stock                      Common Stock
                                      Shares            Amount           Shares            Amount
                                    -----------      -----------       -------------    ------------
Balance, September 30, 1994             477,000      $     4,770           5,880,616    $     58,806
                                    -----------      -----------       -------------    ------------
Exercise of Series C
   preferred stock options
   by Pyrenees                          100,000            1,000
Conversions of preferred
   shares to common shares             (577,000)          (5,770)          6,618,500          66,185
Issuance of Micro
   escrow shares                                                             120,000           1,200
Issuance of shares for
   interest on convertible
   subordinated debentures                                                     2,850              29
Payments on Pyrenees notes
Stock issuance costs
Net income for 1995
                                    -----------      -----------       -------------    ------------

Balance,
   September 30, 1995                     -                -              12,621,966         126,220
                                    -----------      -----------       -------------    ------------


                                                            Retained
                                                            Earnings
                                         Paid-in          (Accumulated         Notes
                                         Capital            Deficit)         Receivable             Total
                                      -------------       -------------    --------------      -------------
Balance, September 30, 1994           $  20,924,331       $  (4,381,082)   $   (2,250,000)     $  14,356,825
                                      -------------       -------------    --------------      -------------

Exercise of Series C
   preferred stock options
   by Pyrenees                              999,000                            (1,000,000)
Conversions of preferred
   shares to common shares                  (60,415)
Issuance of Micro
   escrow shares                            366,600                                                  367,800
Issuance of shares for
   interest on convertible
   subordinated debentures                    9,091                                                    9,120
Payments on Pyrenees notes                                                      3,250,000          3,250,000
Stock issuance costs                       (132,001)                                                (132,001)
Net income for 1995                                           3,285,599                            3,285,599
                                      -------------       -------------    --------------      -------------
Balance, September 30, 1995              22,106,606          (1,095,483)          -               21,137,343
                                      -------------       -------------    --------------      -------------

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE YEARS ENDED SEPTEMBER 30, 1997 (continued)


                                           Preferred Stock                     Common Stock
                                      Shares            Amount           Shares            Amount
                                    ----------        ----------       ----------        ----------
Exercise of Series D
   preferred stock options
   by Pyrenees                         200,000             2,000
Conversion of preferred shares
   to common shares                   (200,000)           (2,000)         500,000             5,000
Private placement of
   Series A-3 preferred stock          250,000             2,500
Exercise of common
   stock options                                                           75,000               750
Payments on Pyrenees note
Stock issuance costs
Dividends on preferred stock
Net loss for 1996
                                    ----------        ----------       ----------        ----------
Balance,
   September 30, 1996                  250,000             2,500       13,196,966           131,970
                                    ----------        ----------       ----------        ----------

Exercise of common stock options                                          110,000             1,100
Preferred shares tendered
   for exercise of options            (125,000)           (1,250)         357,143             3,571
Stock issuance costs
Payments on Pyrenees note
Stock option granted for services
Private placement of Series F
   preferred stock                       7,500                75
Issuance of warrant
Dividends on preferred stock
Net loss for 1997
                                    ----------        ----------       ----------        ----------
Balance,
   September 30,1997                   132,500        $    1,325       13,664,109        $  136,641
                                    ==========        ==========       ==========        ==========


                                                        Retained
                                                        Earnings
                                       Paid-in        (Accumulated          Notes
                                       Capital          Deficit)          Receivable             Total
                                     ------------    --------------     --------------       ------------
Exercise of Series D
   preferred stock options
   by Pyrenees                          1,998,000                           (2,000,000)
Conversion of preferred shares
   to common shares                        (3,000)
Private placement of
   Series A-3 preferred stock           2,497,500                                               2,500,000
Exercise of common
   stock options                           49,250                                                  50,000
Payments on Pyrenees note                                                      720,911            720,911
Stock issuance costs                      (17,642)                                                (17,642)
Dividends on preferred stock                               (150,000)                             (150,000)
Net loss for 1996                                          (242,212)                             (242,212)
                                     ------------    --------------     --------------       ------------
Balance,
   September 30, 1996                  26,630,714        (1,487,695)        (1,279,089)        23,998,400
                                     ------------    --------------     --------------       ------------

Exercise of common stock options           55,500                                                  56,600
Preferred shares tendered
   for exercise of options                197,679                                                 200,000
Stock issuance costs                      (35,000)                                                (35,000)
Payments on Pyrenees note                                                      303,770            303,770
Stock option granted for services         973,000                                                 973,000
Private placement of Series F
   preferred stock                        983,802                                                 983,877
Issuance of warrant                       150,000                                                 150,000
Dividends on preferred stock                               (403,750)                             (403,750)
Net loss for 1997                                       (18,825,158)                          (18,825,158)
                                     ------------    --------------     --------------       ------------
Balance,
   September 30,1997                 $ 28,955,695    $  (20,716,603)    $     (975,319)      $  7,401,739
                                     ============    ==============     ==============       ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Years Ended
                                                                       September 30,
                                                        --------------------------------------------
                                                            1997            1996           1995
                                                        ------------    ------------    ------------
Cash flow provided by (used in) operating activities:
Net income (loss)                                       $(18,825,158)   $   (242,212)   $  3,285,599
Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                         3,968,100       3,417,137       1,935,559
     Equity in the loss of
        non-consolidated subsidiaries                           --            22,437            --
     Provision for doubtful accounts                          57,088          58,094         (73,446)
     Loss on related party receivable                     14,838,456       3,340,000            --
     Loss on disposition of computer segment               3,613,815            --              --
     Deferred income tax                                     233,339         134,268        (449,651)
     Issuance of common stock for accrued
       interest payable on convertible
       subordinated debentures                                  --              --             9,120
     Imputed interest on TTI acquisition note                   --              --            66,225
     Accretion of warrants to purchase common
       stock of subsidiary                                   810,776         502,948         190,871
     Recognition of deferred rent reductions                    --           (80,413)        (82,944)
Changes in, net of effects of
   acquisitions and dispositions:
     Accounts and sales contracts receivable                 625,847      (3,461,283)     (4,857,876)
     Inventories                                           5,025,759      (3,618,788)     (5,677,039)
     Prepaid expenses and other                              845,100         575,814      (1,099,427)
     Accounts payable                                       (806,048)      1,414,236       1,959,902
     Accrued expenses and other                           (3,873,212)        712,401       2,486,034
                                                        ------------    ------------    ------------
           Net cash provided by (used in)
              operating activities                      $  6,513,862    $  2,774,639    $ (2,307,073)
                                                        ------------    ------------    ------------

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Years Ended
                                                                         September 30,
                                                         --------------------------------------------
                                                             1997            1996            1995
                                                         ------------    ------------    ------------
Cash flows provided by (used in) investing activities:
   Acquisition of net assets of Overhill Farms           $       --      $       --      $(31,292,910)
   Capital expenditures, net                                 (758,054)     (2,656,209)       (975,883)
   Decrease in notes and other receivables                  1,070,691         242,967         202,247
   Advances to related parties                             (5,062,365)     (9,560,696)           --
   Cash from the sale of subsidiaries                            --           475,000            --
   Change in operating assets and liabilities
    due to sale of subsidiaries                                  --         1,687,124            --
                                                         ------------    ------------    ------------
     Net cash used in investing activities                 (4,749,728)     (9,811,814)    (32,066,546)
                                                         ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
   Net borrowings (principal payments) on
    notes payable                                          (2,685,537)     (1,293,837)      9,177,364
   Net borrowings (principal payments) on
    other notes payable and long-term debt                    799,196       1,886,644      23,707,169
   Proceeds from the issuance of
    12% subordinated debentures                                  --         1,500,000            --
   Proceeds from private placements of
    preferred stock                                           733,877       2,500,000            --
   Advances from (payments to)
    related parties                                              --        (1,153,000)      1,153,000
   Exercise of common stock options                            56,600          50,000            --
   Principal collections on Pyrenees
    notes receivable                                          303,770         720,911       3,250,000
   Issuance of warrants to purchase
      common stock of subsidiary                                 --              --           495,405
   Dividends on preferred stock                              (153,750)       (150,000)           --
   Common stock issuance costs                                (35,000)        (17,642)       (132,001)
   Loan acquisition costs and other                              --              --        (1,039,089)
                                                         ------------    ------------    ------------
    Net cash provided by (used in)
      financing activities                                   (980,844)      4,043,076      36,611,848
                                                         ------------    ------------    ------------

Net increase (decrease) in cash                               783,290      (2,994,099)      2,238,229

Cash at beginning of year                                     280,969       3,275,068       1,036,839
                                                         ------------    ------------    ------------

Cash at end of year                                      $  1,064,259    $    280,969    $  3,275,068
                                                         ============    ============    ============

                    POLYPHASE CORPORATION AND SUBSIDIARIES


                                                                 For the Years Ended
                                                                    September 30,
                                                       --------------------------------------
                                                           1997          1996        1995
                                                       -----------   -----------  -----------
Supplemental schedule of cash flow information:
 Cash paid during the year for:
  Interest                                             $ 5,510,229   $ 4,354,072  $ 2,249,778
  Income taxes                                         $ 1,001,461   $    75,000  $   377,442

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

In January 1997, an unrelated third party was granted an option on 200,000 shares of common stock, exercisable at $.01 per share, in exchange for a two year consulting agreement and were valued at $973,000.

In August 1997, in connection with the sale of Series F 6% Preferred Stock to an unrelated third party, the Company issued warrants to purchase 500,000 shares of the Company's common stock, exercisable at $1.50 per share. The Company valued the warrants at $150,000 (See Note 10). Also in connection with the transaction, the Company recorded a dividend of $250,000 representing the value assigned to the preferred stock's discount feature (See Note 11).



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1. COMPANY AND ORGANIZATIONAL MATTERS

   Nature of Business

   Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, operates primarily in three industry segments: the food segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group"); the forestry segment, which distributes, leases and provides financing for industrial and commercial timber and logging equipment (the "Forestry Group"); and the transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group").

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  The Company's Forestry Group subsidiary, Texas Timberjack, Inc, ("TTI"), is a retailer of timber and logging equipment. TTI grants credit to customers, substantially all of whom are located in East Texas or the western portion of Louisiana, and which rely on the logging industry for their ability to repay debt to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

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

  Concentration of Sources of Labor

  The Food Group's total hourly and salaried work force consists of approximately 721 employees. Approximately 77% of the Company's work force is covered by collective bargaining agreements expiring in fiscal years 1998 and 1999. The Company considers its union relations to be good.

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

  Excess of Cost Over Fair Value of Net Assets Acquired

  The excess of cost over the fair value of net assets acquired (goodwill) at the date of acquisition is amortized on a straight line basis over periods generally ranging from 15-20 years. The Company determines the period to be benefited by using qualitative measuring factors such as competition, demand and obsolescence, as well as legal, regulatory and contractual provisions. In addition, the Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  unit.

  Stock Options

  The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation", which provides for either recognition or disclosure of a hypothetical charge for the fair value of stock options granted. The Company did not recognize any charge in its Statements of Operations for the fiscal year ending September 30, 1997, but has provided the required disclosures in
  Note 11.

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

  Key sales and income information for the forestry segment for fiscal 1997, 1996 and 1995 are:


                                                    1997           1996             1995
                                               ------------   ------------     ------------
  Equipment sales total                        $ 43,460,398   $ 28,210,292     $ 35,837,259
  Equipment sales financed                        3,608,210      3,005,776       10,121,004
  Income earned on installment basis              1,613,172      2,046,730        2,777,209
  Interest income earned on installment notes     1,457,125      1,634,621        1,562,486

  Income Taxes

  Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Income (Loss) Per Share

  Primary income (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   shares assume the exercise of all preferred stock, dilutive stock options and warrants using the treasury stock method. See Note 11 for descriptions of common stock equivalents.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which is required to be adopted by the Company in the first quarter of fiscal year 1998. At that time, the Company will be required to change the method currently used to compute income (loss) per share and restate all prior periods presented. Under the new requirements for calculating basic income
   (loss) per share, the dilutive effect of stock options will be excluded. Pro-forma basic and diluted income (loss) per share, had the Company used the method required by SFAS 128 for the years ended September 30, 1997, 1996 and 1995 would have been as follows:


           Year Ended September 30,     Basic   Diluted
           ------------------------    -------  --------
                       1997            $(1.41)   $(1.41)
                       1996              (.03)     (.03)
                       1995               .27       .26

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

3. LIQUIDITY

   As described in Note 1, the Company operates primarily in three industry segments: the Food Group, the Forestry Group and the Transformer Group. The majority of the Company's net sales, operating profit and identifiable assets are in the Food and Forestry Groups. The Company's corporate entity has no significant operations and has historically been partially dependent upon cash flows from its Food and Forestry Groups to meet its ongoing liquidity requirements. As a result of various restrictions in debt agreements that exist at the Food and Forestry Group levels (See Notes 9 and 10), the Company is generally restricted from receiving management fees, dividends, loans or certain other advances in excess of $830,000 per year from those subsidiaries.

   As of September 30, 1997, the Company had not complied with certain covenants involving most of its loan agreements, including covenants that restrict transactions with affiliates.

   On December 5, 1997, the Company's subsidiary, Overhill, obtained a $24.1 million, three-year term loan from The Long Horizons Fund, LP ("Long Horizons"). The note requires interest-only payments monthly at prime plus 4% (12.5% as of December 5, 1997) through April 1999, and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19,850,000 is due on December 5, 2000. In addition, under the terms of the agreement, the Company granted stock warrants that entitle Long Horizons to immediately

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  acquire at $.01 per share, 30% of the common stock of Overhill, of which 25% (5/6 of the total shares under warrant) can be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. There are no assurances that the Company will be able to repurchase the aforementioned shares.

  In December 1997, in connection with the Long Horizons refinancing, Overhill was allowed per the terms of the new note agreement to effect a one-time cash advance to Polyphase of approximately $5.5 million. These proceeds were subsequently used by Polyphase to reduce corporate borrowings plus accrued interest by $4.6 million and provide cash flow for working capital and other needs of $900,000. The remaining proceeds of the $24.1 million Long Horizons note were used by Overhill to refinance existing principal plus accrued interest, repurchase existing warrants to purchase 22.5% of Overhill's common stock for $2 million and pay certain costs related to the financing. In addition, the refinancing enabled the Company and Overhill to cure all previous defaults under all of their loan agreements. The Company is not currently in default under any of its existing loan agreements.

  As of September 30, 1997, the Company has a note payable outstanding to Mr. Harold Estes, former owner of Texas Timberjack, Inc. (TTI), in the amount of $14.0 million due April 6, 1998 (See Note 9). Mr. Estes has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest in TTI, except that Mr. Estes holds as secondary collateral 2,000,000 shares of the Company's common stock owned by the Pyrenees Group, a private investment firm owned in part by Paul
  A. Tanner, Chairman and Chief Executive Officer of Polyphase.

  In the event of default on the above note, the Company may be required to transfer some or all of its ownership interest in TTI to Mr. Estes and the Company would likely incur a noncash loss represented by the difference between its net asset position in TTI (approximately $23 million at September 30, 1997) and the note balance due Mr. Estes (approximately $14 million at September 30, 1997). Further, as of September 30, 1997, Polyphase is indebted to TTI for approximately $6.4 million on a non-interest bearing intercompany advance from TTI offset by an intercompany receivable due to Polyphase from TTI of approximately $4.4 million. These amounts may be required to be settled in the event of default on the Estes note. Also, in the event of default on this note, if the primary collateral, the Company's ownership interest in TTI, is not sufficient to satisfy the balance owed to Mr. Estes, it is possible that some or all of the Polyphase shares owned and pledged by Pyrenees would be retained by Mr. Estes.

  The Company anticipates it will be required to refinance the aforementioned note payable to Mr. Estes upon maturity and is presently in negotiations to accomplish this objective. However, there is no certainty that the Company will be able to refinance this note on acceptable terms, or at all, before April 6, 1998.

  As discussed more fully in Note 14, the Company has guaranteed, in certain circumstances, a loan from Lehman Brothers Holdings, Inc. ("Lehman") to a Nevada partnership formed by an entity headed by Mr. Tanner, and Lehman, to purchase a parcel of land in Las Vegas, Nevada for the development of a multi-purpose sports facility and adjacent convention center. The

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   aforementioned Nevada partnership is currently in default on its loan from Lehman and foreclosure proceedings by Lehman have been initiated. The Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

   Furthermore, Polyphase may be required to retain legal representation on various matters, including but not limited to those matters described in Notes 13 and 14, affecting the Company. The fees to be incurred could be substantial in relation to the Company's cash position.

   In addition, Polyphase is indebted to Overhill for approximately $11.0 million, including the $5.5 million intercompany advance in December 1997, on a non-interest bearing intercompany advance from Overhill. The Company intends to satisfy this intercompany obligation through dividends or intercompany charges for Federal income taxes, management and transaction fees, subject to obtaining the necessary approvals from the Company's lenders. However, no assurance can be given that Polyphase will be able to repay or otherwise reduce its obligation to Overhill.

   The Company has currently undertaken several initiatives at its corporate office in order to reduce its corporate operating cash flow requirements. In December 1997, the Company sold its Dallas Parkway Properties, Incorporated subsidiary, whose principal asset was the Company's corporate headquarters building, with the buyer assuming the related debt of approximately $2.8 million. The Company expects to relocate its corporate offices during the second quarter of fiscal 1998 and expects to reduce its cash flow requirements as a result of lower expected future lease payments. In addition, the Company has eliminated certain corporate level positions to further reduce future corporate cash requirements.

4. ACQUISITION

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

   Proforma Financial Information

   The following unaudited proforma summary represents the results of operations as if the acquisition of Overhill had occurred at October 1, 1994. This summary does not purport to be

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   indicative of what would have occurred had the acquisition been made as of that date or of results that may occur in the future. This method of combining the companies is for the presentation of unaudited proforma summary results of operations. For the year ended September 30, 1995 the proforma consolidated net sales and net income per share would have been $164,138,000 and $.33 per share, respectively.


5. SALES CONTRACTS RECEIVABLE

   The Company's Forestry Group provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company's net investment in these contracts as of September 30, 1997 and 1996 and the related deferred income based on the installment method of income recognition.


                                                 1997           1996
                                             ------------   ------------
    Contracts outstanding                    $ 11,749,849   $ 12,401,689
    Less deferred income                       (3,834,107)    (4,324,627)
                                             ------------   ------------
                                                7,915,742      8,077,422
    Less allowance for doubtful accounts         (117,598)      (118,545)
                                             ------------   ------------
    Net investment in sales contracts
     receivable                              $  7,798,144   $  7,958,877
                                             ============   ============

The following is a summary of the maturities of the sales contracts receivable and related deferred income:

                               Contracts      Deferred
Due September 30,             Outstanding      Income           Net
-----------------            -------------  ------------    ------------
    1998                     $  8,702,806   $ (2,839,922)   $  5,862,884
    1999                        2,455,600       (801,328)      1,654,272
    2000                          557,654       (182,120)        375,534
    2001                           33,789        (10,737)         23,052
                             ------------   ------------    ------------
                             $ 11,749,849   $ (3,834,107)   $  7,915,742
                             ============   ============    ============

6. NOTES RECEIVABLE

   The Forestry Segment periodically makes advances to certain unrelated individuals and corporations. These notes have interest rates that range from 12% to 18%, are due within one year and are secured by a variety of marketable collateral. Interest is accrued on notes receivable as long as the Company believes the notes are collectible. The accrued interest is added to the note and is shown as part of that balance in the accompanying statements. Allowances are established periodically if, at the date of valuation, management feels it is probable that a loss exists in the portfolio. The allowance is established based upon payment history, evaluation of the portfolio and the related expected credit risk.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   The Company had $939,621 and $972,422 of short term notes receivable as of September 30, 1997 and 1996, respectively, from unrelated corporations and individuals, net of allowances of $277,092 and $248,259, respectively. The loans are secured primarily by land, timber and equipment. At September 30, 1997, approximately $434,332 of such notes receivable were no longer accruing interest. All notes receivable are due in less than one year.

   In connection with the sale of the computer subsidiaries to an unrelated third party in July 1996, (See Note 16) the Company received, as consideration, notes receivable totalling $1,037,890. During fiscal 1997, these notes and certain other Company assets were exchanged with the same unrelated third party for $200,000 cash and preferred stock convertible into a 3% equity interest in DataTell Solutions, Inc. (See Note 16).

7. INVENTORIES


   Inventories are summarized as follows:          September 30
                                            -------------------------
                                                1997          1996
                                            -----------   -----------
 Finished goods                              19,241,149    22,490,026
 Work-in-process                                691,284       694,683
 Raw material                                 3,269,587     4,898,070
 Inventory reserve                             (200,000)      (55,000)
                                            -----------   -----------
  Total                                     $23,002,020   $28,027,779
                                            ===========   ===========

8. OTHER INTANGIBLE ASSETS

   Other intangible assets are summarized as follows:


                                                  September 30,
                                            -------------------------
                                                1997          1996
                                            -----------   -----------
Non-compete agreements (a)                  $   700,000   $   700,000
Deferred financing costs (b)                    878,216     1,039,089
Consulting contract (c)                         200,000           -
Other                                           421,733       258,560
                                            -----------   -----------
                                              2,199,949     1,997,649
Less accumulated amortization                (1,002,810)     (595,410)
                                            -----------   -----------
                                            $ 1,197,139   $ 1,402,239
                                            ===========   ===========

(a) The Company entered into noncompete agreements with the seller and an officer of Texas Timberjack, Inc. with such amounts being amortized over the 7 year life of each agreement.

(b) The Company incurred certain legal, brokerage and other costs associated with the financing of the acquisition of Overhill Farms. These costs are being amortized over a period of 5 years.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


   (c) The Company granted a former executive options on 35,000 shares of common stock at $.01 per share. The options were granted in consideration of a two year consulting contract and were valued at $200,000 based on the fair market value at the date of grant. The contract is being amortized over the two year period.

   In January 1997, an unrelated third party was granted an option to purchase 200,000 shares of the Company's common stock, exercisable at $.01 per share, in exchange for a two-year consulting agreement. The transaction was valued at $973,000. As of September 30, 1997, the unrelated third party is no longer performing services for the Company. Accordingly, the Company has recognized the entire amount associated with the consulting contract as an expense in the current fiscal year.


9. NOTES PAYABLE

   Notes payable consist of the following:

                                                                           September 30,
                                                                   --------------------------
                                                                        1997         1996
                                                                   -----------  -------------
       Note payable to Ford Motor Credit Corporation (a)           $   536,885  $     99,036
       Note payable to Associates First Capital Corporation (b)        550,845           -
       Note payable to Finova Capital Corporation (c)                7,875,369     9,417,183
       Other notes payable                                              50,000           -
                                                                   -----------  -------------
                                                                   $ 9,013,099  $  9,516,219
                                                                   ===========  =============

   (a) TTI has a floor plan note with Ford Motor Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment.

   (b) TTI has a floor plan agreement with Associates First Capital Corporation to finance equipment. The agreement accrues interest on an individual unit basis with an average interest rate of prime plus 1/2% (approximately 9% at September 30, 1997), and the equipment can be financed up to one year.

   (c) In connection with the acquisition of Overhill Farms, Inc. (See Note 4), the Company's Overhill subsidiary obtained an $18,000,000 credit facility with Finova Capital Corporation which consists of Term Loan A (See Note 10) in the original amount of $2,000,000, Term Loan B (See Note 10) in the original amount of $4,000,000 and a $12,000,000 revolving line of credit. Borrowings under the revolving line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based on eligible receivables and inventory. Borrowings under the line of credit facility bear interest at the Citibank base rate plus 1.5% (11.0% at September 30, 1997). This amount is classified as a current liability in the consolidated balance sheets due to a requirement for Overhill to maintain a blocked account in favor of the lender for collections on all accounts receivable, which are immediately applied to

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  reduce borrowings under the line of credit. Overhill's revolving line of credit requires the payment of an unused line fee of .25% per annum and an annual facility fee of .50% per annum. The agreement with Finova relating to this facility contains various covenants including without limitation, Overhill's pledge to restrict capital expenditures to certain agreed upon levels, maintain specified current and debt to net worth ratios and specified levels of net worth. Additionally, the terms of the credit facility prohibit loans, advances or dividends from Overhill to the Company and limit management fees the Company may collect from Overhill to $250,000 per annum. Furthermore, the capital stock and substantially all the assets of Overhill as of September 30, 1997 were pledged as collateral and the Company has guaranteed all obligations under the credit facility. In December 1997 the credit facility was extended for three years in connection with the Long Horizons refinancing (See Note 10 ).


  Note Payable and Accrued Interest to Related Party

  In connection with the acquisition of TTI on June 24, 1994, the Company recorded a note to the seller (Mr. Harold Estes) in the amount of $9,737,719 with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of various maturity dates, the seller has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 1997, the note had a principal balance plus accrued interest of $13,998,916 bearing interest at 16% per annum with a maturity date of December 1, 1997. On December 2, 1997 the note was further modified and extended to April 6, 1998 at an interest rate of 16%. In connection with the December 2, 1997 extension, the Company agreed to pay the seller $150,000 in addition to outstanding principal and accrued interest under the loan at maturity. The note holder has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest in TTI except that Mr. Estes holds, as secondary collateral, 2,000,000 shares of the Company's Common Stock owned by the Pyrenees Group. (See Notes 3 and 11).

  Weighted Average Interest Rate

  The weighted average interest rate on short term borrowings for the year ended September 30, 1997 was 9.6%.

  Restricted Net Assets of Subsidiaries

  Due to subsidiary debt covenant and other restrictions, the Company's ability to obtain funds from its subsidiaries is limited (See Note 3). In addition, the Company's ownership of Texas Timberjack is pledged as collateral against the note payable to related party which is scheduled to mature in April 1998, and there is no assurance that said note can be refinanced or otherwise paid (See Notes 3 and 9). Additionally, the Company has no operating revenues and may be highly dependent on its subsidiaries for its liquidity needs, and there is no assurance that, based upon the above, such liquidity will be available.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


10.  LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                                           September 30,
                                                                                    ------------------------------
                                                                                         1997              1996
                                                                                    -----------     --------------

     Term loan payable to bank bearing interest at 8.5%,
      due in monthly installments of $12,465 through May
      1999, collateralized by real estate.                                          $     -         $      845,544

     Note payable, due August 1, 1999, $2,800,000
      face amount, less $150,000 allocated to
      warrants, interest only at 14% due in monthly
      installments, collateralized by real estate.                                    2,650,000                -

     Senior convertible debentures due July 1, 1999,
      bearing interest at 12%, with interest payable
      semi-annually in January and July (the "1999 Bonds").                           4,000,000          4,000,000

     Senior convertible debentures due December 1, 1997,
      bearing interest at 12%, with interest payable semi-
      annually in June and December (the "1997 Bonds").                               1,500,000          1,500,000

     Revolving credit agreement of TTI with Comerica Bank-
      Texas, bearing interest at prime plus 1/2% (9% at
      September 30, 1997), collateralized by notes, trade
      accounts receivable and inventory, due March 1, 1998.                           5,600,000          8,900,000

     Term Loan A payable to financial institution, with
      interest at prime rate plus 2.5%, (11% at
      September 30, 1997), due in monthly installments
      of $33,333 plus accrued interest through
      May 1, 2000 (See Note 9).                                                       1,066,676          1,466,672

     Term Loan B payable to financial institution, with
      interest at prime rate plus 2.5% (11% at
      September 30, 1997), due in monthly
      installments of $83,333 plus accrued interest
      through May 1, 1999 (See Note 9).                                                 915,604          1,915,600

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



      Senior subordinated notes payable of Overhill due to
       a financial institution, bearing interest at 13%
       payable quarterly, net of discount of $0 and $404,100 at
       September 30, 1997 and 1996, respectively.                                    13,000,000         12,595,900

      Other                                                                             260,000            350,000
                                                                                   ------------      -------------
                                                                                     28,992,280         31,573,716
      Less current maturities                                                        (5,720,000)       (31,573,716)
                                                                                   ------------      -------------
      Total long-term debt                                                         $ 23,272,280      $        -
                                                                                   ============      =============

  Scheduled maturities after giving consideration to the refinancing discussed below are as follows:



                             Outstanding     Application of
                             Indebtedness     Long Horizons                     For the Years Ending September 30,
                          September 30, 1997  Proceeds (a)           1998           1999             2000          2001
                          ----------------------------------------------------------------------------------------------
Note Payable due 8/1/99        $ 2,650,000    $         -      $        -        $  2,650,000    $       -   $        -

The 1999 Bonds                   4,000,000      (2,800,000)             -           1,200,000            -            -

The 1997 Bonds                   1,500,000      (1,500,000)             -                  -             -            -

The Comerica Revolver            5,600,000              -        5,600,000                 -             -            -

Term Loan A                      1,066,676      (1,066,676)             -                  -             -            -

Term Loan B                        915,604        (915,604)             -                  -             -            -

Subordinated Debentures         13,000,000     (13,000,000)             -                  -             -            -

Long Horizons                           -               -               -           1,250,000     3,000,000   19,850,000

Other                              260,000              -          120,000            140,000            -            -
                          ----------------------------------------------------------------------------------------------
                               $28,992,280    $(19,282,280)    $ 5,720,000       $  5,240,000    $3,000,000  $19,850,000

  (a) Existing debt as of September 30, 1997 that was refinanced through the new $24.1 million credit facility is discussed further below. Of the total $24.1 million of borrowing under the facility, approximately $19.3 million was used to refinance existing debt as described in the above table and $4.8 million represents new debt. In addition, the Note Payable due 8/1/99 totalling $2.7 million was assumed in December 1997 in connection with the sale of the corporate office building (see further discussion below).


  In December 1997, Overhill refinanced a certain portion of the existing debt. The new financing amounted to a total facility of $24.1 million which is structured as a three-year term loan maturing in December 2000. The note requires interest-only payments at prime plus 4% ( 12.5% as of December 5, 1997) through April 1999 and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19,850,000 is due on December 5, 2000. The agreement also requires Overhill to pay on a quarterly basis, service fees

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  totalling $140,000, $300,000 and $440,000 for the first, second and third years of the loan respectively. Under the terms of the new financing agreement, the lender was granted warrants to purchase 30% of Overhill's common stock, exercisable immediately at a nominal value, 25% of which can be repurchased by the Company over the next two years for $2,000,000. Additionally, the lender received fees totalling approximately $1.7 million in connection with this financing, which are partially refundable on a pro rata basis upon early repayment of the loan through a refinancing, sale or initial public offering of Overhill. As a result of this transaction Overhill repaid in full the $13.0 million subordinated debentures and repurchased for approximately $2.0 million the warrants previously held by Rice to purchase up to 22.5% of Overhill's common stock. These payments to Rice resulted in the Company and Rice reaching a settlement of their litigation. The Company also used a portion of the proceeds to repay Term Loans A and B, the $1,500,000 senior convertible debenture and $2,800,000 of principal of the $4,000,000 senior convertible debentures described below. The refinancing also enabled the Company and Overhill to cure all previous defaults under various loan agreements and provided the Company with approximately $900,000 in working capital. The early extinguishment of this indebtedness will result in an extraordinary charge to operations of approximately $600,000 (before income taxes) during the quarter ended December 31, 1997. Overhill's credit facilities generally restrict loans, advances, dividends or transfers from Overhill to the Company to $250,000 per year.

  The $4,000,000 senior convertible debentures issued in July 1994 (the 1999 Bonds) are convertible at the option of the holder into shares of common stock equal to the principal amount of each bond (or in $1,000 increments) divided by a $5.65 conversion price subject to adjustment in certain circumstances. The senior convertible debentures prohibit the Company from paying or making within any 12-month period dividends or distributions on its Common Stock having a value in excess of 50% of the consolidated net income of the Company, unless each holder of the senior convertible debentures receives an amount equal to its pro rata portion of the dividend or distribution (on an as-converted into common stock basis). Effective December 1, 1995, the Company entered into additional agreements with the holders of the 12% senior convertible debentures, whereby the Company sold an additional $1,500,000 of debentures on generally the same terms and conditions as those previously issued. The 1997 Bonds bear interest at 12%, payable semiannually in June and December, are convertible into common stock at the rate of $5.00 per share and become due and payable on December 1, 1997. In December 1997, the Company paid in full all amounts due for principal and interest under the 1997 bonds. Additionally, a partial payment of $2.8 million principal, plus accrued interest, was made on the 1999 Bonds. As part of this partial payment, the conversion price of the remaining $1.2 million principal amount of 1999 Bonds was reduced to $3.00 per share (from $5.65 per share), subject to further adjustment as provided by the Indenture and the holders were granted warrants to purchase 400,000 shares of the Company's common stock, exercisable over a five-year period, with certain registration rights. The warrants are exercisable for 200,000 shares at $.01 per share and 200,000 shares at $1.125 per share, the market price of the Company's Common Stock on the date of grant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  TTI's revolving line of credit with Comerica Bank-Texas is due March 1, 1998. The terms of the revolving line of credit require TTI to restrict capital expenditures to certain agreed upon levels, maintain specified debt to net worth and fixed charge coverage ratios, limit the amount of its contingent liabilities and maintain agreed upon levels of working capital and tangible net worth. Furthermore, the terms of the revolving line of credit prohibit loans or advances from TTI to the Company and limit dividends from TTI to the Company to $580,000 per year (See Note 3). The Company has guaranteed all obligations under TTI's revolving line of credit. Availability under the line of credit at September 30, 1997, after giving effect to base limitations amounted to approximately $6,700,000. TTI is currently in negotiations with Comerica to extend the line of credit upon expiration.

  During January 1997, in connection with an advance made to Stadium Partners, the Company borrowed $2.5 million on a 16% six month note, collateralized by a second lien on the Company's corporate headquarters building. When the Company was unable to make the principal payment when due, the lender elected to post the real estate for foreclosure. Prior to the foreclosure proceeding, the Company entered into two transactions described below which enabled it to repay this loan as well as the unpaid balance of the first mortgage payable to Comerica Bank-Texas in the amount of $773,000.

  In August 1997, the Company issued a $2.8 million note payable bearing interest at 14% with a maturity date of August 1999. The proceeds were used to repay debt outstanding on the Company's corporate headquarters building which secures the new note payable. At the same time, an entity related to this note holder purchased $750,000 of Series F Preferred Stock and received warrants convertible into 500,000 shares of the Company's common stock at $1.50 a share, which approximated market at the date of issuance (See Note
  11). The Company has valued the warrants at $150,000 with such amount being reflected as a debt discount. In addition, the Company recorded a non-cash dividend of $250,000 representing the value assigned to the preferred stock's discount feature (See Note 11). In December 1997, the Company sold the entity, whose principal asset was the corporate office building, in exchange for nominal consideration plus the assumption of this note payable (See Notes 11 and 16).

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

11.  STOCKHOLDERS' EQUITY

  Preferred Stock

  The Company has 50,000,000 authorized shares of $.01 par value preferred stock, with the rights and preferences as designated by the Board of Directors, as follows:


                                  Authorized        Conversion
                    Series          Shares            Price
                  ----------      ----------        ----------
                      A             375,000         $      .50
                      B             300,000               1.00
                      C             300,000               2.00
                      D             600,000               4.00
                      E           1,425,000              10.00
                      F              10,000           Variable
                      A-2           750,000               5.00
                      A-3           750,000               5.00
                      A-5           750,000               5.00

  All shares of preferred stock designated above generally have a redemption value of $10 per share, have a liquidation preference of $10 per share and are callable by the Company at 105% of the redemption value.

  Holders of the Series A-2 preferred shares are entitled to two votes per share on all matters on which the holders of common stock have one vote per share. No other series of preferred stock has voting rights.

  During November 1995, the Company, in a transaction with an unrelated corporation, sold 250,000 shares of Series A-3 preferred stock for $2,500,000 cash. The designations of the Series A-3 stock are similar to those of other series of preferred stock, except that Series A-3 preferred stock has voting rights, is entitled to cumulative annual dividends of 12% and is convertible into common stock as provided in the preferred stock designations, subject to adjustment in certain circumstances. Subsequent to September 30, 1997, the conversion rate has been adjusted to current market as of the date of conversion. Also, during fiscal 1996, the Company entered into an agreement with an associate of the corporation to provide consulting services to the Company over a 36-month period. The consideration for such services was the grant of options to purchase 357,143 shares of common stock at $3.50 per share (the fair market value at the date of grant) plus hourly fees and expenses.

  In October 1996, the associate of the aforementioned corporation exercised the stock option to purchase 357,143 shares of common stock. Consideration for the transaction was the tender of 125,000 shares of Series A-3 preferred stock, having a redemption value of $1,250,000, which had been assigned by the corporation to its associate.

  During August 1997, the Company sold 7,500 shares of newly designated Series F 6% Preferred Stock for $750,000 less expenses. The designations for Series F preferred stock provide for a

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  redemption value of $100 per share, cumulative annual dividends of 6%, payable quarterly and are convertible at 75% of the average five day closing price of the Company's common stock prior to conversion. Holders of the Series F preferred stock have no voting rights. In connection with the transaction, the Company recorded a non-cash dividend of $250,000 representing the value assigned to the preferred stock's discount feature.

  Stock Options

  During July 1993 and March 1994, the Board of Directors granted to certain officers and directors options to purchase 650,000 shares at option prices of $.75 (600,000 shares) and $5.25 (50,000 shares) per share, respectively, which were equal to the fair value at the date of grant. The options are exercisable in whole or in part and expire five years from the date of grant.

  Under the terms of the 1994 Employee Stock Option Plan adopted by the Board of Directors in March 1994, the Company has reserved a total of 1,000,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and nonqualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption.

  In January 1997, an unrelated third party was granted an option to purchase 200,000 shares of the Company's common stock, exercisable at $.01 per share, in exchange for a two-year consulting agreement. The transaction was valued at $973,000. As of September 30, 1997, the unrelated third party is no longer performing services for the Company. Accordingly, the Company has recognized the entire amount associated with the consulting contract as an expense in the current fiscal year.

  In November 1996, a former executive of the Company was granted and exercised options on 35,000 of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000, with this amount being amortized over the life of the consulting contract.

  During July 1996, the Board of Directors granted to certain officers, directors and employees options to purchase 510,000 shares at $2.00 per share which was equal to the fair value at the date of the grant. The options are exercisable in whole or in part and expire ten years from the date of grant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  A summary in changes in common stock options during the three years ended September 30, 1997, is as follows:


                                      Number of    Exercise    Weighted Avg.
                                       Shares        Price     Exercise Price
                                     ----------   ----------   --------------
  Outstanding, September 30, 1994      493,000    $ .50-5.25        $1.04

     Granted                                 -             -            -
     Exercised                               -             -            -
     Cancelled                               -             -            -
                                     ---------
  Outstanding, September 30, 1995      493,000    $ .50-5.25        $1.04

     Granted                           867,143    $2.00-3.50        $2.61
     Exercised                         (75,000)   $  .50-.75        $0.67
     Cancelled                               -             -            -
                                     ---------
  Outstanding, September 30, 1996    1,285,143    $ .75-5.25        $2.01

     Granted                           235,000    $      .01        $0.01
     Exercised                        (467,143)   $ .01-3.50        $2.80
     Cancelled                         (30,000)   $     2.00        $2.00
                                     ---------
  Outstanding, September 30, 1997    1,023,000    $ .01-5.25        $2.01
                                     =========

  Exercisable, September 30, 1997    1,023,000    $ .01-5.25        $1.41
  Exercisable, September 30, 1996    1,285,143    $ .75-5.25        $1.78

  Summarized information about stock options outstanding and exercisable at September 30, 1997, is as follows:


                   Options Outstanding                                       Options Exercisable
------------------------------------------------------------------  ------------------------------------

               Outstanding      Weighted Average                       Exercisable
 Exercise           at             Remaining      Weighted Average          at          Weighted Average
  Prices    September 30, 1997  Contractual Life   Exercise Price   September 30, 1997   Exercise Price
----------  ------------------  ----------------  ----------------  ------------------  ----------------
  $0.01          200,000            9.25 Yrs            $0.01           200,000             $0.01
  $0.75          293,000            0.75 Yrs            $0.75           293,000             $0.75
  $2.00          480,000            8.75 Yrs            $2.00           480,000             $2.00
  $5.25           50,000            1.50 Yrs            $5.25            50,000             $5.25

  Proforma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method specified by SFAS No. 123. The fair value of options granted during the year ended September 30, 1997 was estimated at the date of grant using the Black-Scholes method with the following weighted average risk assumptions: risk free interest rate of 5.21% ; no dividends expected to be declared; volatility factor of .994; and a weighted average expected life of six

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  months. The fair value of options granted during the year ended September 30, 1996 was estimated at the date of grant using the Black-Scholes method with the following weighted average risk assumptions: risk free interest rate of 6.59%; no dividends expected to be declared; volatility factor of .994; and a weighted average expected life of five years. The effect of applying the fair value method under SFAS No. 123 to the Company's 1996 and 1997 stock-based awards would result in net loss during the year ended September 30, 1996 of $763,942 ($0.06 per share) and a net loss during the year ended September 30, 1997 that is not materially different from amounts reported.

  Stock Options-Others

  The Pyrenees Option

  In October 1992, the Company's Board of Directors authorized the issuance to the Pyrenees Group, or its assignees, options to purchase up to 1,000,000 shares of convertible preferred stock for $10 per share. The options were issued subject to approval by the Company's shareholders and were approved and ratified at the Company's Annual Meeting held May 31, 1994. Pyrenees, a private investment firm controlled by Paul A. Tanner, Chairman and Chief Executive Officer, was granted these options as consideration for the sale to the Company of its collected due diligence materials for acquisitions Pyrenees was contemplating, which were to be used by the Company in its own acquisition program. The options, covering Series A, B, C, D and E Preferred Stock, are summarized as follows:



        Preferred                Conversion       Common
         Series      Shares         Price         Shares
        ---------   --------     ----------     ---------
            A         125,000     $     .50     2,500,000
            B         100,000          1.00     1,000,000
            C         100,000          2.00       500,000
            D         200,000          4.00       500,000
            E         475,000         10.00       475,000
                    ---------                   ---------
                    1,000,000                   4,975,000
                    =========                   =========

  During fiscal 1994 and 1995 Pyrenees exercised and converted Series A, B, and C Preferred Stock into common stock. In November, 1995, Pyrenees exercised the Series D option through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued. During fiscal 1996 the shares were converted to 500,000 shares of common stock. During the years ended September 30, 1996 and 1997, principal payments of approximately $721,000 and $304,000, respectively were made on the note. The Series E option expired unexercised. See Note 15.

  Warrants

  The warrant to purchase common stock of subsidiary, issued in connection with the $13 million subordinated debt described in Note 10, provides that the warrant holders may purchase shares of the Company's Overhill subsidiary (representing 22.5 % of its common stock) at any time over a ten year period which ends May 5, 2005 for a nominal exercise price of $100. The warrant

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  holders also have the option to "put" the warrants to the Company any time after the warrant's fifth anniversary at a "put" price based upon the higher of fair market, book or appraised value of the subsidiary. The "put option" is exercisable anytime after May 5, 2000 or immediately, if the subsidiary experiences a change in control or merges with another unaffiliated company. Additionally the Company has the option of "calling" the outstanding warrants for cash anytime after May 5, 2001. The "call" price is determined using the same formula as provided for determining the warrant's "put" price. As discussed further in Note 10, as of December 5, 1997, the warrants were repurchased from Rice for approximately $2,000,000.

  In order to account for the obligation associated with the warrant's "put" feature, the Company estimated the fair value of the warrants to be $900,000 at the date of issuance. This amount was discounted at 12% for a five-year period which resulted in a $495,405 liability and related debt discount on the senior subordinated note being recorded for the warrant's "put" feature at the date of issuance. In order to account for changes in the estimated warrant liability, the Company periodically estimated the fair value of the Overhill common stock and accreted the warrant liability accordingly through a charge to earnings. As of September 30, 1997, the warrant was accreted to a value of $2 million, representing the purchase price paid by the Company on December 5, 1997.

  In connection with the issuance of the Series F Preferred Stock, (See Note 11) and the $2.8 million note payable (See Note 10), in August 1997, the Company issued warrants to purchase 500,000 shares of common stock with an exercise price of $1.50 per share. The Company has valued the warrants at $150,000 with such amount being reflected as a debt discount.

  In connection with obtaining the $24.1 million note (see Notes 3, 9 and 10) a warrant was issued to Long Horizons Fund, LP that provides the for purchase up to 30% of the common stock of Overhill at any time during the three year agreement. The Company has the option to repurchase a portion this warrant representing 25% of the Overhill shares during the two year period following the date of the agreement for $2,000,000.

12. INCOME TAXES

  Income tax expense (benefit) consists of the following:


                                          For the Years Ended
                                              September 30,
                                  1997            1996         1995
                            -------------   ------------  -----------
   Current:
     Federal                $  (1,126,891)  $  1,193,807  $   111,589
     State                        239,869        265,467      414,289

   Deferred:
     Federal                      168,278        115,233     (396,409)
     State                         65,061         19,035      (53,242)
                            -------------   ------------  -----------
    Total income taxes      $    (653,683)  $  1,593,542  $    76,227
                            =============   ============  ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  The effective tax rate on earnings (loss) before income tax charges (benefits) was different than the federal statutory tax rate. The following summary reconciles the federal statutory tax rate with the actual effective rate:


                                                     For the Years Ended
                                                         September 30,
                                                    1997     1996    1995
                                                   ------   ------  ------
  Effective statutory tax expense (benefit) rate   (34.0%)   34.0%   34.0%
   Increase (decrease) in effective tax rate
     resulting from:
      State taxes, net of federal tax benefit       (3.8)     9.2     7.7
      Officer life insurance premiums,
       amortization of goodwill, accretion
       of stock warrants                             2.9     12.5     6.7
      Utilization of net operating losses              -     (4.3)  (31.9)
      Change in valuation allowance                 26.6        -   (14.2)
      Sale of subsidiaries                           5.7     27.9       -
      Other                                         (0.7)     6.6    (0.2)
                                                   ------   ------  ------
      Effective tax expense (benefit) rate          (3.3%)   85.9%    2.1%
                                                   ======   ======  ======


  The components of deferred tax balances as of September 30, 1997 and 1996 are summarized as follows:



                                                      1997           1996
                                                -------------- --------------
  Deferred tax assets:
   Allowance for doubtful accounts              $   1,915,501  $   1,348,559
   Inventory                                          112,890        132,732
   Accrued expenses                                   175,000        167,036
   Capital loss carryforwards                         596,243              -
   Net operating loss carryforwards                 3,267,780              -
   AMT and other credit carryforwards                 257,111              -
   Investment in subsidiary (unconsolidated)                -         45,206
   Other                                                5,215         14,748
   Stock options                                      381,628              -
                                                -------------- --------------
      Total deferred tax assets                     6,711,368      1,708,281
      Valuation allowance                          (5,233,603)             -
                                                -------------- --------------

      Net deferred tax assets                       1,477,765      1,708,281
                                                ============== ==============

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Deferred tax liabilities:
   Stock option exercises                       -      (17,572)
   Prepaid expenses                      (212,515)    (235,624)
   Intangibles                           (985,284)    (788,775)
   Depreciation                          (279,966)    (422,591)
   Other                                        -      (11,335)
                                      -----------  -----------
     Total deferred tax liabilities    (1,477,765)  (1,475,897)
                                      -----------  -----------

     Net deferred tax assets          $         -  $   232,384
                                      ===========  ===========

  The Company has net operating losses available for carryforward of $8,169,451, due to expire in 2012 and capital losses available for carryforward of $1,490,607. Additionally, the Company has alternative minimum tax credit carryforwards of $177,278 which have no expiration and general business credits of $79,833 which expire in 2012. Deferred tax assets for fiscal year 1996 are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

13.  COMMITMENTS AND CONTINGENCIES

  Commitments

  Future minimum lease payments for all operating leases at September 30, 1997 are as follows:


                            For the Years Ending
                                September 30,
                           ----------------------
          1998                   $ 1,535,983
          1999                       709,364
          2000                       182,135
          2001                        57,975
          2002                         5,600
                                ------------
                                $  2,491,057
                                ============

  Certain of the leases provide for renewal options for periods from 1998 to 2005 at substantially the same terms as the current leases.

  Rent expense, including monthly equipment rentals, was approximately $1,847,000, $1,510,000, and $893,000 for the years ended September 30, 1997,
  1996, and 1995, respectively.

  The Company's subsidiary, TTI relies on two suppliers for the majority of its new units and parts. As of September 30, 1997, TTI had commitments to purchase inventory amounting to $4,671,000.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


  TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 1997, TTI's guarantees totaled $8,568,121. TTI receives a fee, in the form of interest participation on certain of the notes upon which it is contingently liable. This fee is recognized as interest income and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders of $717,358 at September 30, 1997 are included in the consolidated balance sheet as restricted cash and are fully offset by a reserve for credit guarantees.

  TTI has an interest in two partnerships. The total investment in these partnerships at September 30, 1997 of $328,782 is included in other assets. TTI guarantees the debt of these partnerships. The amount guaranteed at September 30, 1997 of $403,422 is collateralized by accounts receivable, inventory, equipment, buildings and real estate.

  Contingencies

  In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., subordinated debt holders of the Overhill Farms subsidiary. The suit claims, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. Subsequent to year end, in connection with the refinancing of corporate debt, the Company and Rice Partners settled all litigation related to the suit. (See Notes 3, 9 and 10)

  During 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions. Subsequent to September 30, 1997, one of these lawsuits was dismissed.

  The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

  See Note 14 for a description of a guarantee of related party indebtedness.


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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  December 8, 1995, the aforementioned advances and an unpaid promissory note receivable from Mr. Tanner were refinanced through the issuance to the Company of a 12% unsecured demand note from Mr. Tanner in the principal amount of $2,000,872.

  Also during the above described period, the Company made disbursements to the Pyrenees Group, a corporation controlled by Mr. Tanner, of approximately $2.67 million, of which $1,153,000 represented repayment of existing advances from Pyrenees, with the balance representing an advance to Pyrenees of approximately $1.5 million.

  During January 1996, the Company reached an agreement to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project was being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Tanner. As part of the agreement, the Company was also entitled to participate in the facility's management, sales of suites and seat options, concessions and events and was to be compensated for such services. The Company agreed to provide to Stadium Partners up to $4 million of debt that (1) is convertible into a 14% economic interest in the project and (2) was guaranteed by Mr. Tanner and Pyrenees. As part of this agreement, the aforementioned accounts receivable from Mr. Tanner and Pyrenees (approximately $3.5 million), together with subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, bearing interest at 12% and guaranteed by Mr. Tanner and Pyrenees. Through September 30, 1996, the Company advanced an additional $9,271,054.

  During the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners, the collectibility of which was dependent upon the success of the project and/or the guarantees referred to above. As a result of the terms of the financing arrangements with Lehman described below, Stadium Partners was precluded from making any distributions until permanent project financing was secured or stadium suite sales were made that were sufficient to repay the financing from Lehman. As a consequence of Stadium Partners' inability to effect such sales or obtain such financing by March 15, 1997, in order to make its payment to the Company on such date, the Company established a reserve of $3.34 million as of September 30, 1996, which represents the income accrued in 1996.

  On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership") with Lehman receiving an equity interest in the project.

  The Company has guaranteed the repayment of the loan from Lehman to the Nevada partnership in the above mentioned transaction, in certain circumstances or upon the occurrence of certain events. Such guarantee is effective upon the occurrence of certain conditions, including without limitation if Nevada Partnership files for bankruptcy or insolvency, if representations by the Partnership prove to be fraudulent regarding the financial condition of the Partnership, the land

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  securing the loan is further encumbered or ownership is transferred without the consent of Lehman. Management believes, based upon the advice of legal counsel, the Company has no significant liability as a result of the aforementioned guarantees.

  The loan agreement with Lehman required certain prepayments by Nevada Partnership, the first of which, in the amount of $5.0 million became due in January 1997. This was paid primarily with funds advanced by the Company, of which $2.4 million was obtained from an existing credit line and $2.5 million was obtained from a six month term note, collateralized by the Company's corporate office building. In connection with the loan transaction, the Company entered into a consulting agreement with a principal of the lender, whereby the Company granted such party an option to purchase 200,000 shares of the Company's common stock at $.01 per share; this option was assigned a value of $973,000 which was charged to expense during fiscal 1997.

  The second prepayment requirement of $20.0 million became due in May 1997; this payment was not made. As a result of the failure to make this payment, another agreement was entered into among the borrower, Lehman and the Company as of July 1, 1997. This agreement generally provided forbearance by Lehman until September 30, 1997, to allow additional time to raise the funds to make the principal payment.

  The terms of the forbearance agreement were not met by the September deadline, and the note matured unpaid in November 1997. Stadium Partners and Mr. Tanner continue to pursue various alternatives with respect to the repayment of amounts due Lehman, including among other things, the sale or refinancing of the property. There is no assurance that these efforts will be successful or that the Company can expect to collect any amounts due from Stadium Partners or the guarantors.

  As a result of the above, the Company has recorded a charge to earnings for the year ended September 30, 1997, in the amount of $14.8 million, representing all amounts remaining unpaid by Stadium Partners, net of the reserve established in 1996. Amounts which may subsequently be recovered, if any, will be recognized as income when collection is assured.

  At September 30, 1997, the Company also had an outstanding balance due from Mr. Tanner amounting to $173,526, resulting from advances made to or on Mr. Tanner's behalf during fiscal 1997.


  Other Transactions

  Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 1997, the insurance premium receivable was $552,006.

  In connection with the purchase of TTI, the Company acquired a note receivable from an officer. The note is secured by marketable securities, is payable within one year and bears interest at 3.96%. As of September 30, 1997 the balance outstanding was $340,071.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  See Note 11 for discussion of options granted to the Pyrenees Group, a related party.

  See Note 9 for discussion of notes payable to Mr. Estes.

15.  PROFIT SHARING PLAN

  In 1986, prior to its acquisition by the Company, TTI adopted a profit sharing plan. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the president and controller of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 1997 and 1996 was $298,000 and $264,000, respectively.


16.  SALE OF SUBSIDIARIES

  In July 1996, the Company completed a transaction with an unrelated third party to sell a controlling interest in the Company's computer subsidiaries. The transaction was accomplished through the sale of 51% of a newly formed subsidiary, PC Networx America, Inc. (PCNA), whose sole assets consisted of the capital stock of Network America, Inc., PC Repair of Florida, Inc., Computer Systems Concepts and Register Mate, Inc. The consideration for this sale amounted to $1,736,457 (subject to adjustments) consisting of $475,000 of cash, $86,457 of notes receivable and $1,175,000 of preferred stock. At that time it was the intention of the Company to publicly distribute to its shareholders a dividend of 30% of the PCNA stock. In a related transaction with the same party, the Company sold 100% of the stock of Micro Configurations, Inc. (MCC) for a note receivable in the amount of $951,433 secured by the stock and assets of MCC. Subsequent to this transaction, PCNA's name was changed to DataTell Solutions, Inc. ("DataTell").

  During fiscal 1997, the purchaser and controlling shareholder of DataTell elected to discontinue that company's efforts to effect a public registration of DataTell's stock, thus precluding the Company from making a distribution of the stock to its shareholders. Additionally, certain purchase price adjustments resulted in the elimination of the note for $86,457. The purchaser also elected not to further pursue the operation of MCC, and, since the Company has been unsuccessful in its attempts to recover MCC's assets, the amount due under the $951,433 note has been determined not to be realizable. The balance of these notes, totalling $1,037,890, was charged to operations during fiscal 1997.

  The Company, during the latter part of fiscal 1997, having made the decision to further reduce its involvement in computer-related businesses, entered into a new agreement with the controlling shareholder of DataTell to dispose of its remaining direct ownership of DataTell. In connection therewith, the Company agreed to exchange its 49% interest in DataTell, together with the $1,175,000 of preferred stock referred to above, for cash of $200,000 and a new series of the

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  purchaser's preferred stock which carries certain rights to be exchanged for DataTell stock. This transaction resulted in a loss of $2,575,925 and has been charged to operations during fiscal 1997.

  The Company, during February 1995, entered into a transaction whereby it exchanged 100% of the common stock of Taylor-Built Industries, Inc., a wholly owned subsidiary, for 200,000 shares of restricted common stock of Optimax, Inc., a publicly held company; such shares were sold in a private transaction in February 1996. No significant gain or loss was recognized on these transactions.

  Subsequent to September 30, 1997, the Company sold Dallas Parkway Properties Incorporated, its subsidiary which owns the Company's corporate headquarters building, in exchange for stock in a privately held company; this transaction resulted in a gain which will be reported in the first quarter of fiscal 1998.


17.  SALE OF ASSETS

  During the year ended September 30, 1996, TTI completed the sale of a parcel of land in Lufkin, Texas which resulted in a gain of $875,000.


18.  INFORMATION BY INDUSTRY SEGMENT

  The Company's industry segments are outlined below.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                                           September 30, 1997
                                                     ------------------------------------------------------------
                                                                                      Transformer
                                                        Food            Forestry     Manufacturing      Total
                                                     ------------    ------------   --------------   -------------
Net Sales:
Sales to unaffiliated customers                      $ 96,176,505    $ 52,201,622    $  3,570,426     $151,948,553
                                                     ============    ============    ============     ============

Operating profit before income taxes:
Operating profit                                     $  4,953,194    $  4,496,570    $    (67,224)    $  9,382,540
                                                     ============    ============    ============
General corporate expenses                                                                              (2,799,016)
Non-recurring charge related
   to loss on related party receivable                                                                 (14,838,456)
Interest expense                                                                                        (7,179,973)
Interest income and other                                                                                  380,655
Loss on investment in computer operations                                                               (3,613,815)
                                                                                                      ------------
Loss before income taxes and warrant accretion                                                        $(18,668,065)
                                                                                                      ============

Identifiable assets:
Segment assets                                       $ 35,565,596    $ 42,442,019   $  2,807,683      $ 80,815,298
                                                     ============    ============   ============
Corporate assets                                                                                        (8,665,849)
                                                                                                      ------------

               Total assets                                                                           $ 72,149,449
                                                                                                      ============


Capital expenditures:
             Segment                                 $    507,825    $    222,562   $     27,667      $    758,054
                                                     ============    ============   ============
             Corporate                                                                                        --
                                                                                                      ------------
               Total capital expenditures                                                             $    758,054
                                                                                                      ============


Depreciation and amortization:
             Segment                                 $  2,045,568    $    691,630   $     67,137    $  2,804,335
                                                     ============    ============   ============
             Corporate                                                                                 1,163,765
                                                                                                    ------------
               Total depreciation and amortization                                                  $  3,968,100
                                                                                                    ============




The Company's Food segment had sales to Jenny Craig, Inc. in fiscal 1997 which comprised approximately 20% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1997.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                                  September 30, 1996
                                    ------------------------------------------------------------------------------------------
                                                                                       Computer
                                                                     Transformer      Sales and    Corporate
                                         Food          Forestry    Manufacturing       Service     and Other         Totals
                                    ------------    ------------   -------------   --------------  ------------  -------------
Net Sales:
Sales to unaffiliated customers     $ 98,771,224    $ 34,247,283    $  3,549,126   $   10,398,177  $  2,574,975  $ 149,540,785
                                    ============    ============    ============   ==============  ============  =============

Operating profit (loss) and income
 before income taxes:
Operating profit (loss)             $  6,260,382    $  3,039,922    $     76,726   $  (1,530,277)  $ (1,181,786) $   6,664,967

Interest and other income                                                                                              751,385
Interest expense                                                                                                    (6,389,926)
Gain on sale of assets                                                                                                 827,852
Income before income taxes and                                                                                   -------------
 warrant accretion                                                                                               $   1,854,278
                                                                                                                 =============

Identifiable assets:
Segment assets                      $ 38,746,696    $ 41,073,186    $  3,305,280   $       --      $ 11,053,359  $  94,178,521
                                    ============    ============    ============   ==============  ============  =============
Capital expenditures:
Segment                             $    392,668    $  2,159,674    $     87,875   $       --      $     15,992  $   2,656,209
                                    ============    ============    ============   ==============  ============  =============
Depreciation and amortization:
Segment                             $  2,024,902    $    611,070    $     82,402   $    229,659   $    469,104   $   3,417,137
                                    ============    ============    ============   ==============  ============  =============




The Company's Food segment had sales to Jenny Craig, Inc. in fiscal 1996 which comprised approximately 26% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1996.


Computer Sales and Service

The computer sales and service segment assembled and sold personal computers and provided systems setup and hardware maintenance services. Customers serviced ranged from individuals to large corporations. Subsidiaries included in the segment were Network America, Inc., in Tulsa, Oklahoma; Letronix and Computer System Concepts in Queens, New York; PC Repair in Sarasota, Florida and Micro Configurations Inc., in Brooklyn, New York. Effective July 1, 1996, the Company sold 51% of its interests in the computer operations. Effective July 1, 1997, the Company sold its remaining interests in the computer operations. (See Note
16)


Corporate and Other

The Corporate segment provided management and advisory services to Stadium Partners, a privately owned development corporation engaged in the development of a multi purpose sports facility in Las Vegas, Nevada. (See Note 14).

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                                               September 30, 1995
                                                  -------------------------------------------------------------------------
                                                                                                 Computer
                                                                                 Transformer    Sales and
                                                      Food          Forestry    Manufacturing    Service          Totals
                                                  ------------    -----------   -------------  ------------   ------------
Net Sales:
Sales to unaffiliated customers                  $ 40,395,326     $ 42,778,102  $  3,602,678   $ 15,259,366   $102,035,472
                                                 ============     ============  ============   ============   ============
Operating profit and earnings
 before income taxes extraordinary items and
  cumulative effect of accounting changes:
Operating profit                                 $  2,707,773     $  4,691,322  $    302,512   $    548,601   $  8,250,208

General corporate expenses                                                                                      (1,498,507)
Interest and other income                                                                                          592,055
Interest expense                                                                                                (3,791,059)
                                                                                                              ------------
Income before income taxes and warrant                                                                        $  3,552,697
 accretion                                                                                                    ============


Identifiable assets:
Segment assets                                   $ 38,991,764     $ 34,423,387  $  2,988,017   $  7,149,085   $ 83,552,253
                                                 ============     ============  ============   ============
Corporate assets                                                                                                 4,606,610
                                                                                                              ------------
    Total assets                                                                                                88,158,863
                                                                                                              ============
Capital expenditures:
Segment                                          $    133,118     $    590,052  $     68,729   $    157,408   $    949,307
                                                 ============     ============  ============   ============
Corporate                                                                                                           26,576
                                                                                                              ------------
Total capital expenditures                                                                                    $    975,883
                                                                                                              ============

Depreciation and amortization:
Segment                                          $    857,813     $    559,872  $     69,321   $    322,767   $  1,809,773
                                                 ============     ============  ============   ============

Corporate                                                                                                          125,786
                                                                                                              ------------
Total depreciation and amortization                                                                           $  1,935,559
                                                                                                              ============

The Company's Food segment had sales to Jenny Craig, Inc. in fiscal 1995 which comprised approximately 15% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1995.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

19.   QUARTERLY FINANCIAL DATA (Unaudited)

                                              For the Year Ended September 30, 1997
                                    -----------------------------------------------------------
                                      December 31        March 31        June 30   September 30
                                    -------------   -------------  -------------  -------------
Net revenues                        $  36,165,789   $  38,409,223  $  38,478,729  $  38,894,812
Gross profit                            6,108,874       5,786,039      6,964,065      6,524,463

Operating income                        1,485,204       1,974,853      2,224,511        898,956

Net income (loss)                   $     (67,237)  $    (132,001) $     277,111  $ (18,903,031)
                                    =============   =============  =============  =============
Net income (loss) per common share  $        (.01)  $        (.01) $         .02  $       (1.41)
                                    =============   =============  =============  =============

The Company's results for the quarter ending September 30, 1997 reflect a charge to earnings in the amount of approximately $14.8 million, (before income taxes), representing all amounts remaining unpaid by Stadium Partners, net of the reserve established in fiscal 1996 (See Note 14), and a charge to earnings in the amount of approximately $3.6 million (before income taxes), representing the combined loss on disposal of the computer operations (See Note 16).


                                              For the Year Ended September 30, 1996
                                    -----------------------------------------------------------
                                      December 31        March 31        June 30   September 30
                                    -------------   -------------  -------------  -------------
Net revenues                        $  37,497,289   $  37,749,771  $  36,477,962  $  37,815,763
Gross profit                            7,578,229       8,705,251      6,415,347      5,976,131

Operating income                        2,955,640       2,945,518        926,614       (162,805)

Net income                          $     797,296   $   1,018,001  $     (41,243) $  (2,016,266)
                                    =============   =============  =============  =============
Net income (loss) per common share  $         .06   $         .07  $        (.01) $        (.15)
                                    =============   =============  =============  =============

The Company's results for the quarter ending June 30, 1996 have been adjusted to reflect changes in inventory valuation. The inventory adjustments were identified in the Computer Group and revised in the third quarter, the last quarter the Company controlled the Computer Group. The Company recorded a reserve of $3.34 million in the quarter ending September 30, 1996 related to the Company's activities with Stadium Partners (See Note 14).

                                              For the Year Ended September 30, 1995
                                    -----------------------------------------------------------
                                      December 31        March 31        June 30   September 30
                                    -------------   -------------  -------------  -------------
Net revenues                        $  12,611,165   $  13,831,411  $  33,633,241   $ 41,959,655
Gross profit                            3,064,609       3,034,572      6,285,021      7,595,633

Operating income                          877,489       1,005,637      2,151,530      2,717,045

Net income                          $     574,354   $     604,974  $     917,461   $  1,188,810
                                    =============   =============  =============  =============
Net income per common share         $         .05   $         .05  $         .07   $        .09
                                    =============   =============  =============  =============

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             Summary Balance Sheets



                                                          September 30,
                                                   --------------------------
                                                      1997           1996
                                                   --------------------------
Cash                                               $     8,341    $    38,391
Prepaid expenses and other                             223,378      2,755,841
                                                   -----------    -----------
   Total current assets                                231,719      2,794,232

Property and equipment                               1,758,267      1,758,267
   Less-Accumulated depreciation                      (223,563)      (162,763)
                                                   -----------    -----------
                                                     1,534,704      1,595,504
Non current receivables:
   Related parties, net of allowance for
    doubtful accounts of $0 and $3,340,000             182,526      9,931,054
   Other                                                     -      1,037,890
Other assets (primarily investments
   in subsidiaries)                                 28,707,603     28,179,575
                                                   -----------    -----------
Total assets                                       $30,656,552    $43,538,255
                                                   ===========    ===========


Accounts payable                                   $   494,980    $   346,105
Accrued expenses                                       610,917           -
Note payable and accrued
   interest, related party                          13,998,916           -
Current maturities of long term debt                 1,500,000      6,345,544
                                                   -----------    -----------
               Total current liabilities            16,604,813      6,691,649

Note payable and accrued
   interest, related party                                -        12,546,000
Long term debt, net                                  6,650,000           -
Deferred income taxes                                     -           302,206
                                                   -----------    -----------
               Total liabilities                    23,254,813     19,539,855
                                                   -----------    -----------

Stockholders' equity:
   Preferred stock                                       1,325          2,500
   Common stock                                        136,641        131,970
   Additional paid in capital                       28,955,695     26,630,714
   Retained earnings (deficit)                     (20,716,603)    (1,487,695)
   Note receivable                                    (975,319)    (1,279,089)
                                                   -----------    -----------
               Total stockholders' equity            7,401,739     23,998,400
                                                   -----------    -----------
                                                   $30,656,552    $43,538,255
                                                   ===========    ===========

           See note to condensed financial information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          Summary Statements of Income


                                                       For the Years Ended
                                                          September 30,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------
Net revenues                                       $        -     $        -
Cost of sales                                               -              -
                                                   ------------   ------------
Gross Profit                                                -              -
Selling general and administrative expenses           2,799,016      4,369,130
                                                   ------------   ------------
Operating income (loss)                              (2,799,016)    (4,369,130)

Other income (expense)
          Loss on unconsolidated subsidiaries               -         (855,565)
          Loss on investment in computer operations  (3,613,815)           -
          Loss on related party receivable          (14,838,456)           -
          Interest expense                           (2,480,808)    (2,276,195)
          Interest income and other                     156,825         71,129
                                                   ------------   ------------
Total other income                                  (20,776,254)    (3,060,631)

Loss before income taxes                            (23,575,270)    (7,429,761)
Income taxes (benefit)                               (2,746,436)      (985,908)
                                                   ------------   ------------
                                                    (20,828,834)    (6,443,853)
Equity in net income of subsidiaries                  2,003,676      6,201,641
                                                   ------------   ------------
Net income (loss)                                   (18,825,158)      (242,212)
Dividends on preferred stock                           (403,750)       150,000
                                                   ------------   ------------
Net income (loss) attributable
          to common shareholders                   $(19,228,908)  $   (392,212)
                                                   ============   ============




          See note to condensed financial information of registrant.

                             POLYPHASE CORPORATION
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Summary Statements of Cash Flows

                                                                               For the Years Ended
                                                                      September 30,
                                                                           1997         1996
                                                                      ------------   -----------
Cash flow provided by operating activities:
              Net income (loss)                                       $(18,825,158)  $  (242,212)
Adjustments to reconcile net income (loss)
              to net cash provided by (used in) operating activities:

                      Depreciation and amortization                      1,163,765        59,946
                      Provision for doubtful accounts                         -             -
  Deferred income tax                                                   (1,370,366)      147,698
  Loss on related party receivable                                      14,838,456     3,340,000
  Loss on disposition of computer segment                                3,613,815          -
Increase (decrease) in, net of effects of acquisitions:
    Prepaid expenses and other                                           2,497,299        34,916
    Accounts payable and other                                             148,875      (512,371)
    Accrued expenses and other                                             610,917      (343,878)
                                                                      ------------   -----------
Net cash used in operating activities                                    2,677,603     2,484,099
                                                                      ------------   -----------

Cash flows used in investing activities:
 Notes receivable                                                             -       (1,037,890)
 Notes receivable from related parties                                  (5,089,928)  (12,901,704)
 Capital expenditures                                                         -          (15,992)
 Other assets                                                           (1,930,594)    6,696,697
                                                                      ------------   -----------
    Net cash used in investing activities                               (7,020,522)   (7,258,889)
                                                                      ------------   -----------

Cash flows provided by financing activities:
 Net borrowings (payments) on notes payable                              3,407,372     1,360,719
 Advances from (payments to) related party                                    -       (1,153,000)
 Proceeds from private placement
  of preferred stock                                                       733,877     2,500,000
 Proceeds from the issuance of
  12% subordinated debentures                                                 -        1,500,000
 Exercise of common stock options                                           56,600        50,000
 Dividends on preferred stock                                             (153,750)     (150,000)
 Principal collections on Pyrenees note                                    303,770       720,911
 Common stock issuance costs                                               (35,000)      (17,642)
                                                                      ------------   -----------
Net cash provided by financing activities                                4,312,869     4,810,988
                                                                      ------------   -----------
Net increase (decrease) in cash                                            (30,050)       36,198
Cash - beginning of year                                                    38,391         2,193
                                                                      ------------   -----------
Cash - end of year                                                    $      8,341   $    38,391
                                                                      ============   ===========

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

Due to subsidiary debt covenant and other restrictions, the Company's ability to obtain funds from its subsidiaries is limited (See Note 3). In addition, the parent company's ownership of Texas Timberjack is pledged as collateral against the note payable to related which is scheduled to mature in April 1998, and there is no assurance that said note can be refinanced or otherwise paid (See Notes 3 and 9). Additionally, the parent company has no operating revenues and may be highly dependent on its subsidiaries for its liquidity needs, and there is no assurance that, based upon the above, such liquidity will be available.

                             POLYPHASE CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


For the Three Years in the Period Ended September 30, 1997



Column A                                    Column B      Column C    Column D    Column E    Column F
--------------------------------------------------------------------------------------------------------
                                            Balance at    Charged to                          Balance at
                                            beginning     costs and                           end of
Classification                              of period     expenses    Deductions  Other       period
--------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

 Year ended September 30, 1997               $ 519,104   $ 374,233   $ (317,145)  $        -  $  576,192
                                             ===========================================================
 Year ended September 30, 1996               $ 506,805   $ 146,666   $ (134,367)  $        -  $  519,104
                                             ===========================================================
 Year ended September 30, 1995               $ 580,251   $  73,446   $ (146,892)  $        -  $  506,805
                                             ===========================================================