Form 10-Q
period 1997-12-31
POLYPHASE CORP
filed 1998-02-19
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

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


                            4800 BROADWAY, SUITE A
                              DALLAS, TEXAS 75248
                   (Address of principal executive offices)

                                (972) 386-0101
             (Registrants's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X        No
    -------------     -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               14,376,171
                                                --------------------------------
                                                Outstanding at February 16, 1998

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1997

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                             Page No.
-----------------------------                             --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
  December 31, 1997 and September 30, 1997                    2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  December 31, 1997 and 1996                                  4

Consolidated Condensed Statements of
  Cash Flows for the Three Months Ended
  December 31, 1997 and 1996                                  6

Notes to Consolidated Condensed Financial Statements          8

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations              13

Item 3. Quantitative and Qualitative Disclosures             13
  about Market Risk


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                    15

Item 6. Exhibits and Reports on Form 8-K                     15

Signature Page                                               16

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unadited)


                                     ASSETS


                                                               December 31,   September 30,
                                                               ------------   -------------
                                                                   1997           1997
                                                               ------------   -------------
Current assets:
 Cash                                                           $   568,396     $ 1,064,259
 Receivables, net  of allowance for doubtful accounts
   of $626,192 and $576,192
    Trade accounts                                               13,575,620      11,576,650
    Current portion of sales contracts                            6,122,544       5,770,626
    Notes receivable                                              1,853,929         939,621
 Inventories                                                     24,768,058      23,002,020
 Prepaid expenses and other                                         824,374       1,607,644
                                                               ------------   -------------
    Total current assets                                         47,712,921      43,960,820
                                                               ------------   -------------

Property and equipment:
 Land                                                               415,000         765,000
 Buildings and improvements                                       3,426,312       4,660,582
 Machinery, equipment and other                                   9,134,400       8,953,076
                                                               ------------   -------------
                                                                 12,975,712      14,378,658
 Accumulated depreciation                                        (6,193,445)     (5,954,554)
                                                               ------------   -------------
                                                                  6,782,267       8,424,104
                                                               ------------   -------------

Other assets:
 Noncurrent receivables
  Sales contracts                                                 2,151,165       2,027,518
  Related parties                                                   513,634         522,597
 Excess of cost over fair value of net assets of businesses
  acquired, net of accumulated amortization of $2,573,777
  and $2,370,455                                                 14,024,962      14,228,284
 Other intangible assets                                          3,391,434       1,197,139
 Restricted cash                                                    702,489         717,358
 Other                                                            1,246,535       1,071,629
                                                               ------------   -------------
                                                                 22,030,219      19,764,525
                                                               ------------   -------------
                                                                $76,525,407     $72,149,449
                                                               ============   =============



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                  (Unadited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       December 31,     September 30,
                                                       ------------     -------------
                                                           1997             1997
                                                       ------------     -------------
Current liabilities:
 Notes payable                                         $  9,723,070      $  9,013,099
 Note payable and accrued interest to related party      14,529,856        13,998,916
 Accounts payable                                         8,662,354         7,775,022
 Accrued expenses and other                               2,592,703         2,251,035
 Current maturities of long-term debt                     6,500,000         5,720,000
                                                       ------------     -------------
    Total current liabilities                            42,007,983        38,758,072

Long term debt, less current maturities                  24,215,000        23,272,280
Reserve for credit guarantees                               702,489           717,358
                                                       ------------     -------------
    Total liabilities                                    66,925,472        62,747,710
                                                       ------------     -------------

Warrants to purchase common stock
 in subsidiary                                            1,200,000         2,000,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    126,250 and 132,500 shares, respectively                  1,263             1,325
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   14,376,171 and 13,664,109 shares, respectively           143,762           136,641
 Paid-in capital                                         29,106,136        28,955,695
 Accumulated deficit                                    (19,875,907)      (20,716,603)
 Notes receivable                                          (975,319)         (975,319)
                                                       ------------     -------------
   Total stockholders' equity                             8,399,935         7,401,739
                                                       ------------     -------------
                                                       $ 76,525,407     $  72,149,449
                                                       ============     =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        For the Three Months Ended
                                                               December 31,
                                                        --------------------------
                                                               1997           1996
                                                        -----------    -----------
Net revenues                                            $37,392,317    $36,165,789

Cost of sales                                            30,425,160     30,056,915
                                                        -----------    -----------

Gross profit                                              6,967,157      6,108,874

Selling, general and administrative expenses              4,596,486      4,623,670
                                                        -----------    -----------

Operating income                                          2,370,671      1,485,204
                                                        -----------    -----------

Other income (expenses):

 Interest expense                                        (1,849,768)    (1,574,418)
 Interest income and other                                  (10,950)       210,960
 Gain on sale of assets                                     987,857            -
                                                        -----------    -----------

  Total other income (expenses)                            (872,861)    (1,363,458)
                                                        -----------    -----------

Income before income taxes, warrant accretion
 and extraordinary item                                   1,497,810        121,746

Income taxes                                                    -           79,110
                                                        -----------    -----------
                                                          1,497,810         42,636
Accretion of common stock purchase warrants
 of subsidiary                                                  -          109,873
                                                        -----------    -----------
Net income (loss) before extraordinary item               1,497,810        (67,237)

Extraordinary item:
 Early extinguishment of debt                              (616,239)           -
                                                        -----------    -----------

Net income (loss)                                           881,571        (67,237)

Dividends on preferred stock                                (40,875)       (37,500)
                                                        -----------    -----------

Net income (loss) attributable to common stockholders   $   840,696    $  (104,737)
                                                        ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)




                                                     For the Three Months Ended
                                                              December 31,
                                                     --------------------------
                                                            1997           1996
                                                     -----------    -----------
Basic income (loss) per share:

 Income (loss) before
  extraordinary item                                 $       .10    $      (.01)

 Extraordinary item                                         (.04)            -
                                                     -----------    -----------

 Net income (loss) per share                         $       .06    $      (.01)
                                                     -----------    -----------


Diluted income (loss) per share:

 Income (loss) before
  extraordinary item                                 $       .09    $      (.01)

 Extraordinary item                                         (.04)            -
                                                     -----------    -----------

 Net income (loss) per share                         $       .05    $      (.01)
                                                     ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                      For the Three Months Ended
                                                              December 31,
                                                    ----------------------------
                                                        1997             1996
                                                    -----------       ----------
Cash flow provided by operating activities:
 Net income (loss)                                  $   881,571      $   (67,237)
Adjustments to reconcile net income
 to net cash provided by (used in ) operating
 activities:
  Depreciation and amortization                       1,203,606          728,679
  Provision for doubtful accounts                        50,000           (8,296)
  Gain on sale of subsidiary                           (987,857)             -
  Accretion of warrants to purchase common stock
     of subsidiary                                          -            109,873
  (Increase) decrease in, net of effects of
   acquisitions:
   Accounts and sales contracts receivable           (2,524,535)       1,644,016
   Inventories                                       (1,766,038)      (1,450,510)
   Prepaid expenses and other                           562,320          580,353
   Accounts payable                                     887,332          132,730
   Accrued expenses and other                           393,668       (1,933,952)
                                                    -----------       ----------
      Net cash provided by (used in )
       operating activities                          (1,299,933)        (264,344)
                                                    -----------       ----------

Cash flows provided by (used in)
  investing activities:
  Notes and other receivables                          (914,308)         173,927
  Receivables from related parties                        8,963           80,360
  Capital expenditures, net                            (252,289)        (301,304)
                                                    -----------       ----------
     Net cash used in
      investing activities                           (1,157,634)         (47,017)
                                                    -----------       ----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                                             For the Three Months Ended
                                                                                    December 31
                                                                            ---------------------------
                                                                                1996            1995
                                                                            ------------    -----------
Cash flows provided by (used in) financing activities:
  Borrowings (principal payments) under line of
   credit arrangements, net                                                 $  1,282,242    $   369,380
  Borrowings (principal payments) on other notes payable
   and long-term debt, net                                                    24,773,669            -
  Principal payments on term notes                                            (1,982,280)           -
  Principal payments on convertible bonds                                     (4,300,000)           -
  Principal payments subordinated debentures                                 (13,000,000)           -
  Redemption of Overhill warrants                                             (2,000,000)
  Deferred financing costs                                                    (2,753,552)           -
  Principal collection of Pyrenees
   notes receivable                                                                  -           99,223
  Dividends on preferred stock                                                   (40,875)       (37,500)
  Conversion of stock options                                                        -          256,599
  Stock issuance costs                                                           (17,500)       (17,500)
                                                                            ------------    -----------
   Net cash provided by (used in)
     financing activities                                                      1,961,704        670,202
                                                                            ------------    -----------

Net increase (decrease) in cash                                                 (495,863)       358,841
Cash - beginning of period                                                     1,064,259        280,969
                                                                            ------------    -----------

Cash - end of period                                                        $    568,396     $  639,810
                                                                            ------------    -----------
Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                                                  $  1,815,288     $1,210,053
  Income taxes                                                              $        -       $1,311,055


  Supplemental schedule of noncash investing and financing activities:

  In October 1996, an unrelated third party exercised an option to purchase 357,143 shares of common stock. As consideration, the Company was tendered 125,000 shares of Series A-3 Preferred Stock having a redemption value of $1,250,000.

  In December 1997, in connection with the new Overhill Farms credit agreement, warrants were issued were assigned a value of $1,200,000.

  In connection with the repayment of certain indebtedness to Merrill Lynch, the Company issued warrants covering 200,000 shares exercisable at $.01 per share and 200,000 shares exercisable at $1.125 per share. Such warrants were assigned a value of $175,000

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1.  NATURE OF BUSINESS

  The Company is a diversified holding company that, through its subsidiaries, operates in three industry segments: the food segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties; the forestry segment, which distributes, leases and provides financing for commercial and industrial timber and logging equipment; and the transformer segment, which manufactures and markets electronic transformers, inductors and filters.


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


3.  LONG-TERM DEBT

  In December 1997, the subsidiary, Overhill Farms, Inc., refinanced a certain portion of existing debt. The new financing amounted to a total facility of $24.1 million which is structured as a three-year term loan maturing in December 2000. The note requires interest-only payments at prime plus 4% ( 12.5% as of December 31, 1997) through April 1999 and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19,850,000 is due on December 5, 2000. The agreement also requires Overhill to pay on a quarterly basis, service fees totalling $140,000, $300,000 and $440,000 for the first, second and third years of the loan, respectively. Under the terms of the new financing agreement, the lender was granted warrants to purchase 30% of Overhill's common stock, exercisable immediately at a nominal value, 25% of which can be repurchased by the Company over the next two years for $2,000,000. Such warrants were assigned a value of $1,200,000, which has been recorded as debt discount and is being amortized over the term of the loan. Additionally, the lender received fees totalling approximately $1.7 million in connection with this financing, which are partially refundable upon early repayment of the loan through a refinancing, sale or initial public offering of Overhill. As a result of this transaction Overhill repaid in full the $13.0 million subordinated debentures and repurchased for approximately $2.0 million the warrants previously held by Rice to purchase up to 22.5% of Overhill's common stock. These payments to Rice resulted in the Company and Rice reaching a settlement of their litigation. The Company also used a portion of the proceeds to repay Term Loans A and B due Finova, the $1,500,000 senior convertible debenture and $2,800,000 of principal of the $4,000,000 senior convertible debentures due Merrill Lynch. The refinancing also enabled the Company and Overhill to cure all previous defaults under various loan agreements and provided the Company with approximately $900,000 in working capital. The early extinguishment of this indebtedness resulted in an extraordinary charge to operations of approximately $616,000 (before income taxes) during the quarter ended December 31, 1997. Overhill's credit facilities generally restrict loans, advances, dividends or transfers from Overhill to the Company to $250,000 per year.


4.  SALE OF SUBSIDIARY

  In December 1997, the Company sold Dallas Parkway Properties, Incorporated, a subsidiary whose principal asset was the corporate office building, in exchange for nominal consideration plus the assumption of a note payable for $2.8 million.. The Company realized a gain of approximately $988,000 on this transaction during the quarter ended December 31, 1997.


5.  TAXES

  For the quarter ended December 31, 1997, the actual Federal income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company recorded a provision for Federal income taxes of $510,000 using the statutory tax rate of 34% and then applied a like amount of the existing valuation allowance, resulting in a net provision for the quarter to zero. As of December 31, 1997, the Company had a remaining valuation allowance of approximately $4.7 million and net operating loss carryforwards of approximately $7.3 million.

6.    EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                          December 31,
                                                        1997         1996
                                                    -----------   -----------
  Numerator:
   Net income (loss) before extraordinary item      $ 1,497,810   $   (67,237)
   Preferred dividends                                  (40,875)      (37,500)
                                                    -----------   -----------
                                                      1,456,935      (104,737)
   Extraordinary item                                  (616,239)          -
                                                    -----------   -----------
   Income (loss) available to common shareholders   $   840,696   $  (104,737)
                                                    ===========   ===========

  Denominator:
   Denominator for basic earnings per share-
     weighted average shares                         13,987,226    13,538,138
                                                    -----------   -----------

Effect of dilutive securities:
 Convertible preferred stock                          1,071,185           -
 Stock options                                          317,008           -
 Warrants                                                62,129           -
                                                    -----------   -----------
 Dilutive potential common shares                     1,450,322           -  (a)
                                                    -----------   -----------
                                                     15,437,548    13,538,138
                                                    ===========   ===========

  (a) Dilutive potential common shares were excluded from the computation in 1996 since their effect would have been antidilutive.


7. STOCKHOLDERS' EQUITY

  During the quarter ended December 31, 1997, the holders of the Company's Series F 6% Preferred Stock converted 6,250 shares into 712,062 shares of common stock.

  Also during the quarter ended December 31, 1997, the conversion price of the Company's Series A-3 Preferred Stock was adjusted, pursuant to the Certificate of Designation for such preferred stock, to market value as of the date of conversion. Accordingly, at December 31, 1997, the Series A-3 Preferred Stock is convertible into a total of approximately 1.77 million shares.

  In connection with the repayment of certain indebtedness to Merrill Lynch as described in Note 3, the Company issued warrants covering 200,000 shares exercisable at $.01 per share and 200,000 shares exercisable at $1.125 per share. Such warrants were assigned a value of $175,000.

8. LIQUIDITY

  As described in Note 1, the Company operates primarily in three industry segments. The majority of the Company's net sales, operating profit and identifiable assets are in the Food and Forestry Groups. The Company's corporate entity has no significant operations and has historically been partially dependent upon cash flows from its Food and Forestry Groups to meet its ongoing liquidity requirements. As a result of various restrictions in debt agreements that exist at the Food and Forestry Group levels, the Company is generally restricted from receiving management fees, dividends, loans or certain other advances in excess of $830,000 per year from those subsidiaries.

  In December 1997, in connection with the Long Horizons refinancing, Overhill was allowed per the terms of the new note agreement to effect a one-time cash advance to Polyphase of $5.5 million. These proceeds were subsequently used by Polyphase to reduce corporate borrowings plus accrued interest by $4.6 million and provide cash flow for working capital and other needs of $900,000. The remaining proceeds of the $24.1 million Long Horizons note were used by Overhill to refinance existing principal plus accrued interest, repurchase existing warrants to purchase 22.5% of Overhill's common stock for $2 million and pay certain costs related to the financing. In addition, the refinancing enabled the Company and Overhill to cure all previous defaults under all of their loan agreements. The Company is not currently in default under any of its existing loan agreements.

  As of December 31, 1997, the Company has a note payable outstanding to Mr. Harold Estes, former owner of Texas Timberjack, Inc. (TTI), in the amount of $14.5 million due April 6, 1998. Mr. Estes has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest in TTI, except that Mr. Estes holds as secondary collateral 2,000,000 shares of the Company's common stock owned by the Pyrenees Group, a private investment firm owned in part by Paul A. Tanner, Chairman and Chief Executive Officer of Polyphase.

  In the event of default on the above note, the Company may be required to transfer some or all of its ownership interest in TTI to Mr. Estes and the Company would likely incur a noncash loss represented by the difference between its net asset position in TTI and the note balance due Mr. Estes. Further, as of December 31, 1997, Polyphase is indebted to TTI for approximately $6.4 million on a non-interest bearing intercompany advance from TTI offset by an intercompany receivable due to Polyphase from TTI of approximately $4.4 million. These amounts may be required to be settled in the event of default on the Estes note. Also, in the event of default on this note, if the primary collateral, the Company's ownership interest in TTI, is not sufficient to satisfy the balance owed to Mr. Estes, it is possible that some or all of the Polyphase shares owned and pledged by Pyrenees would be retained by Mr. Estes.

  The Company anticipates it will be required to refinance the aforementioned note payable to Mr. Estes upon maturity and is presently in negotiations to accomplish this objective. However, there is no certainty that the Company will be able to refinance this note on acceptable terms, or at all, before April 6, 1998.

  Furthermore, Polyphase may be required to retain legal representation on various matters affecting the Company. The fees to be incurred could be substantial in relation to the

   Company's cash position.


9. CONTINGENCIES

   The Company has guaranteed the repayment of a loan on behalf of PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Paul A. Tanner, Chairman and Chief Executive Officer of the Company. The loan was made by a financial institution in connection with the purchase of land by a partnership affiliated with Stadium Partners to build a multi purpose stadium in Las Vegas. The guarantee is effective, in certain circumstances or upon the occurrence of certain events, including without limitation if the Nevada Partnership files for bankruptcy or insolvency, if representations by the partnership prove to be fraudulent regarding the financial condition of the partnership, the land securing the loan is further encumbered or ownership is transferred without the consent of the lender.
   The aforementioned partnership is currently in default on its loan from Lehman and foreclosure proceedings by Lehman have been initiated. The Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

   During 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions. During the three month period ended December 31, 1997, one of these lawsuits was dismissed.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS


RESULTS OF OPERATIONS

Revenues for the three months ended December 31, 1997 increased $1,227,000 (3%) to $37,392,000 from $36,166,000 during the three months ended December 31, 1996. Operating income also increased $885,000 (60%) over the comparable period. The increases in the first quarter were primarily attributable to continued strong revenue growth at Texas Timberjack.

Net income before extraordinary item for the three months ended December 31, 1997 increased $1,565,000 to $1,498,000 from a net loss $67,000 during the three months ended December 31, 1996. The increase in net income is attributable to higher gross margins at TTI and lower general and administrative expenses at Overhill Farms. As a result of these factors, operating income as a percentage of sales increased to 6% for the three months ended December 31, 1997 as compared to 4% for the comparable period in fiscal 1996. Net income for the period also included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997. Net income was adversely effected by an extraordinary expense, the early extinguishment of debt, associated with the refinancing of certain indebtedness by Overhill Farms.

Revenues for the Food Group for the three months ended December 31, 1997 decreased $667,000 (3%) to $23,223,000 from $23,890,000 for the three months ended December 31, 1996. Operating income for the three months ended December 31, 1997 increased $68,000 (5%) to $1,348,000 from $1,280,000 for the three months ended December 31, 1996. Overhill's increased operating income was primarily due to slight increases in gross margins and a reduction in general and administrative expenses as management has reduced selling expenses related to the retail business.

Revenues for the Forestry Group for the three months ended December 31, 1997 increased $1,914,000 (17%) to $13,259,000 from $11,342,000 for the three months ended December 31, 1996, while operating income for the comparable period increased $759,000 (123%). The increase in revenue was primarily due to continued strong demand for logging equipment during the first quarter. Operating income increased due to higher gross margins on new equipment as logging companies retained older units in service rather than trading for new models and added to their fleet of logging equipment. The Company also experienced higher general and administrative costs for the period as compared to the prior fiscal year due to the relocation and growth of the Lufkin office.

Revenues for the Transformer Group for the three months ended December 31, 1997 decreased $23,000 (2%) to $910,000 from $933,000 for the three months ended December 31, 1996, while operating income for the comparable period decreased
$21,000 (76%).   The decrease in operating income is primarily attributable to increased competition and lower gross profit margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not own, not does it have an interest in any market risk sensitive investments.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1997, the Company used cash of approximately $1,300,000 in its operating activities compared to a use of cash of $264,000 during the comparable period in fiscal 1997. The increased use of cash over the comparable period resulted primarily from increases in accounts receivable.

During the three months ended December 31, 1997, the Company's investing activities used cash of approximately $1,158,000 compared to a use of cash in the amount of $47,000 in fiscal 1997. The Company's use of cash consisted primarily of new notes receivable.

During the three months ended December 31, 1997, the Company's financing activities provided cash of approximately $1,962,000 as compared to cash provided of $670,000 in the comparable period in fiscal 1997. The source of cash during the period consisted primarily from the approximately $24 million loan facility at Overhill Farms.

The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come primarily from a combination of internally generated funds, and from additional borrowings. The Company's management believes that cash generated from operations, together with available lines of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next 12 months.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., subordinated debt holders of the Overhill Farms subsidiary. The suit claimed, among other things, that the Company breached covenants of the subordinated debt agreement and refused to cure the defaults within a reasonable period of time. In connection with the refinancing of corporate debt in December 1997, the Company and Rice settled all litigation related to the suit.

During 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions. During the three month period ended December 31, 1997, one of these lawsuits was dismissed.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

          27      Financial Data Schedule

         (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended December 31, 1997.

         NONE

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    POLYPHASE CORPORATION
                                                    (REGISTRANT)


Date:   February 16, 1998                           By: /s/ James Rudis
                                                        -------------------
                                                            James Rudis
                                                             President

                                                    By: /s/ Bill Shadley
                                                        -------------------
                                                            Bill Shadley
                                                      Chief Financial Officer

                               INDEX TO EXHIBITS



          Exhibit No.                                     Exhibit
        -----------------                     ------------------------------

            27                                  Financial Data Schedule