Form 10-Q
period 1998-03-31
POLYPHASE CORP
filed 1998-05-21
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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
Yes    X        No
    -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                           14,672,464
                                              --------------------------
                                              Outstanding at May 8, 1998

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

--------------------------------------------------------------------------------


                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                     Page No.
                                                                  --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
  March 31, 1998 and September 30, 1997                                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  March 31, 1998 and 1997                                              4

Consolidated Condensed Statements of
  Operations for the Six Months Ended
  March 31, 1998 and 1997                                              5

Consolidated Condensed Statements of
  Cash Flows for the Six Months Ended
  March 31, 1998 and 1997                                              7

Notes to Consolidated Condensed Financial Statements                  10

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       15

Item 3. Quantitative and Qualitative Disclosures about Market Risk    16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            17

Item 6.  Exhibits and Reports on Form 8-K                             17

Signature Page                                                        18

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)




                                     ASSETS
                                                                March 31,       September 30,
                                                               -----------      -------------
                                                                  1998              1997
                                                               -----------      -------------
Current assets:
 Cash                                                          $   987,506      $   1,064,259
 Receivables, net of allowance for doubtful accounts
  of $600,330 and $576,192
   Trade accounts                                               12,046,892         11,576,650
   Current portion of sales contracts                            5,198,806          5,770,626
   Notes receivable                                              2,154,175            939,621
 Inventories                                                    29,949,967         23,002,020
 Prepaid expenses and other                                      1,042,445          1,607,644
                                                                -----------      -------------
    Total current assets                                        51,379,791         43,960,820
                                                                -----------      -------------

Property and equipment:
 Land                                                              415,000            765,000
 Buildings and improvements                                      3,482,680          4,660,582
 Machinery, equipment and other                                  9,225,071          8,953,076
                                                               -----------      -------------
                                                                13,122,751         14,378,658
 Less-Accumulated depreciation                                  (6,602,927)        (5,954,554)
                                                               -----------      -------------
                                                                 6,519,824          8,424,104
                                                               -----------      -------------

Other assets:
 Noncurrent receivables
   Sales contracts                                               1,826,609          2,027,518
   Related parties, net of allowance of
   $164,563 and $0, respectively                                   350,071            522,597
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $2,777,098
   and $2,370,455                                               13,821,641         14,228,284
 Other intangible assets                                         3,196,239          1,197,139
 Restricted cash                                                   706,714            717,358
 Other                                                           1,194,618          1,071,629
                                                               -----------      -------------
                                                                21,095,892         19,764,525
                                                               -----------      -------------

                                                               $78,995,507      $  72,149,449
                                                               ===========      =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31,         September 30,
                                                            ------------       --------------
                                                                1998                1997
                                                            ------------       --------------
Current liabilities:
 Notes payable                                              $ 11,179,664        $   9,013,099
 Note payable and accrued interest to related party           15,103,506           13,998,916
 Accounts payable                                              9,406,962            7,775,022
 Accrued expenses and other                                    2,347,873            2,251,035
 Current maturities of long-term debt                          6,600,000            5,720,000
                                                            ------------       --------------
    Total current liabilities                                 44,638,005           38,758,072

Long term debt, less current maturities                       24,308,334           23,272,280
Reserve for credit guarantees                                    706,714              717,358
                                                            ------------       --------------
    Total liabilities                                         69,653,053           62,747,710
                                                            ------------       --------------

Warrants to purchase common stock
 in subsidiary                                                 1,200,000            2,000,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
   50,000,000 shares, issued and outstanding
   125,000 and  132,500 shares, respectively                       1,250                1,325
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   14,672,464 and 13,664,109 shares, respectively                146,725              136,641
 Paid-in capital                                              29,103,186           28,955,695
 Accumulated deficit                                         (20,133,388)         (20,716,603)
 Notes receivable                                               (975,319)            (975,319)
                                                            ------------       --------------
   Total stockholders' equity                                  8,142,454            7,401,739
                                                            ------------       --------------

                                                            $ 78,995,507       $   72,149,449
                                                            ------------       --------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                            For the Three Months Ended
                                                    March 31,
                                          ----------------------------
                                              1998           1997
                                          -----------    -------------

Net revenues                              $33,328,696    $  38,409,223

Cost of sales                              26,818,115       32,623,184
                                          -----------    -------------

Gross profit                                6,510,581        5,786,039

Selling, general and administrative
 expenses                                   4,600,107        3,811,186
                                          -----------    -------------

Operating income                            1,910,474        1,974,853
                                          -----------    -------------


Other income (expenses):
 Interest expense                          (2,262,859)      (1,839,932)
 Interest income and other                    134,279         (115,857)
                                          -----------    -------------

  Total other income (expenses)            (2,128,580)      (1,955,789)

Income (loss) before income taxes and
 warrant accretion                           (218,106)          19,064

Income taxes                                     -              41,418
                                          -----------    -------------

                                             (218,106)         (22,354)
Accretion of common stock purchase
 warrants of subsidiary                           -            109,647
                                          -----------    -------------

Net income (loss)                            (218,106)        (132,001)

Dividends on preferred stock                  (39,375)         (37,500)
                                          -----------    -------------

Net income (loss) attributable to common
 stockholders                             $  (257,481)   $    (169,501)
                                          -----------    -------------



Basic income (loss) per share             $      (.02)   $        (.01)
                                          ===========    =============

Diluted income (loss) per share           $      (.02)   $        (.01)
                                          ===========    =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           For the Six Months Ended
                                                   March 31,
                                          --------------------------
                                              1998          1997
                                          -----------    -----------
Net revenues                              $70,721,013    $74,575,012

Cost of sales                              57,243,275     62,680,099
                                          -----------    -----------

Gross profit                               13,477,738     11,894,913

Selling, general and administrative
 expenses                                   9,196,593      8,434,856
                                          -----------    -----------

Operating income                            4,281,145      3,460,057
                                          -----------    -----------


Other income (expenses):
 Interest expense                          (4,112,627)    (3,414,350)
 Interest income and other                    123,329         95,103
 Gain on sale of assets                       987,857            -
                                           -----------    -----------

  Total other income (expenses)            (3,001,441)    (3,319,247)
                                          -----------    -----------


Income before income taxes,
 warrant accretion and extraordinary item   1,279,704        140,810

Income taxes                                      -          120,528
                                          -----------    -----------

                                            1,279,704         20,282
Accretion of common stock purchase
  warrants of subsidiary                          -          219,520
                                          -----------    -----------

Net income (loss) before extraordinary
 item                                       1,279,704       (199,238)

Extraordinary item:
 Early extinguishment of debt                (616,239)           -
                                          -----------    -----------

 Net income (loss)                            663,465       (199,238)

Dividends on preferred stock                  (80,250)       (75,000)
                                          -----------    -----------

Net income (loss) attributable to common
 stockholders                             $   583,215    $  (274,238)
                                          ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


                                   For the Six Months Ended
                                           March 31,
                                   ------------------------
                                     1998           1997
                                   ---------     ----------

Basic income (loss) per share:
 Income (loss) before
  extraordinary item               $     .08     $     (.02)

 Extraordinary item                     (.04)             -
                                   ---------     ----------

 Net income (loss) per share:      $     .04     $     (.02)
                                   ---------     ----------

Diluted income (loss) per share:
 Income (loss) before
  extraordinary item               $     .07     $     (.02)

 Extraordinary item                     (.04)            -
                                   ---------     ----------

 Net income (loss) per share       $     .03     $     (.02)
                                   =========     ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Six Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Cash flow provided by  (used in) operating
 activities:
 Net income (loss)                                  $   663,465    $  (199,238)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                       2,104,938      1,534,924
  Provision for doubtful accounts                       188,701         (8,296)
  Gain on sale of assets                               (987,857)           -
  Accretion of warrants to purchase common stock
     of subsidiary                                          -          219,520
  (Increase) decrease in:
   Accounts and sales contracts receivable              278,349      1,986,390
   Inventories                                       (6,947,947)     1,306,662
   Prepaid expenses and other                           396,166        129,849
   Accounts payable                                   1,631,940     (1,256,817)
   Accrued expenses and other                           148,838     (1,486,209)
                                                    -----------    -----------

      Net cash provided by (used in)
       operating activities                          (2,523,407)     2,226,785
                                                    -----------    -----------


Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                        (1,214,554)       437,139
  Receivables from related parties                        7,963     (4,826,425)
  Capital expenditures, net                            (399,328)      (440,996)
                                                    -----------    -----------

     Net cash used in
      investing activities                           (1,605,919)    (4,830,282)
                                                    -----------    -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                     For the Six Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Cash flows provided by (used in) financing
 activities:
Borrowings (principal payments) under line of
   credit arrangements, net                         $  2,308,445   $  3,618,528
  Borrowings (principal payments) on other
  notes payable and long term debt, net               25,877,710           -
  Principal payments on term notes                    (1,982,280)          -
  Principal payments on convertible bonds             (4,300,000)          -
  Principal payments on subordinated debentures      (13,000,000)          -
  Redemption of Overhill warrants                     (2,000,000)          -
  Principal collections on Pyrenees note receivable         -           303,774
  Exercise of common stock options                          -            56,600
Dividends on preferred stock                             (80,250)       (75,000)
  Deferred financing costs                            (2,753,552)          -
  Common stock issuance costs                            (17,500)       (17,500)
                                                    ------------   ------------

   Net cash provided by
     financing activities                              4,052,573      3,886,402
                                                    ------------   ------------

Net increase (decrease) in cash                          (76,753)     1,282,905
Cash - beginning of period                             1,064,259        280,969
                                                    ------------   ------------

Cash - end of period                                $    987,506   $  1,563,874
                                                    ============   ============

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                     For the Six Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                          $2,594,632     $2,643,554
  Income taxes                                      $      -       $1,311,055


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

In December 1997, in connection with the new Overhill Farms credit agreement, warrants were issued having a fair market value of $1,200,000.

In connection with the repayment of certain indebtedness to Merrill Lynch, the Company issued warrants covering 210,000 shares exercisable at $.01 per share and 210,000 shares exercisable at $1.125 per share. Such warrants were assigned a value of $175,000.


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1998


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

3.  LONG-TERM DEBT

    In December 1997, the Company's subsidiary, Overhill Farms, Inc., refinanced a certain portion of existing debt. The new financing amounted to a total facility of $24.1 million which is structured as a three-year term loan maturing in December 2000. The note requires interest-only payments at prime plus 4% (12.5% as of March 31, 1998) through April 1999 and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19,850,000 is due on December 5, 2000. The agreement also requires Overhill to pay on a quarterly basis, service fees totalling $140,000, $300,000 and $440,000 for the first, second and third years of the loan, respectively. Under the terms of the new financing arrangements, the lender was granted warrants to purchase 30% of Overhill's common stock, exercisable immediately, at a nominal value. The Company was originally granted the right to repurchase 25% of Overhill's shares from the lender over a two year period for consideration of $2,000,000. The Company and the lender are currently renegotiating certain amendments to the agreement relating to short and long term covenant restrictions, as well as the price and percentage for the warrant repurchase. Such warrants were assigned a value of $1,200,000, which has been recorded as debt discount and is being amortized over the term of the loan. Additionally, the lender received fees totalling approximately $1.7 million in connection with this financing, which are partially refundable upon early repayment of the loan through a refinancing, sale or initial public offering of Overhill. As a result of this transaction Overhill repaid in full the $13.0 million subordinated debentures and repurchased for approximately $2.0 million the warrants previously held by Rice to purchase up to 22.5% of Overhill's common stock. These payments to Rice resulted in the Company and Rice reaching a settlement of their litigation. The Company also used a portion of the proceeds to repay Term Loans A and B due Finova, the $1,500,000 senior convertible debenture and $2,800,000 of principal of the $4,000,000 senior convertible debentures due Merrill Lynch. The refinancing also enabled the Company and Overhill to cure all previous defaults under various loan agreements and provided the Company with approximately $900,000 in working capital. The early extinguishment of this indebtedness resulted in an extraordinary charge to operations of approximately $616,000 (before income taxes) during the quarter ended December 31, 1997. Overhill's credit facilities generally restrict loans, advances, dividends or transfers from Overhill to the Company to $250,000 per year.

4.  SALE OF SUBSIDIARY

    In December 1997, the Company sold Dallas Parkway Properties, Incorporated, a subsidiary whose principal asset was the corporate office building, in exchange for nominal consideration plus the assumption of a note payable for $2.8 million. The Company realized a gain of approximately $988,000 on this transaction.

5.  TAXES

    For the six months ended March 31, 1998, the actual Federal income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company recorded a provision for Federal income taxes of $226,000 using the statutory tax rate of 34% and then applied a like amount of the existing valuation allowance, resulting in a net provision for the quarter of zero. As of March 31, 1998, the Company had a remaining valuation allowance of approximately $5.0 million and net operating loss carryforwards of approximately $7.3 million.

6.  EARNINGS PER SHARE

    The following table sets forth the computations of basic and diluted earnings per share:

                                                           For the Three Months Ended
                                                                    March 31,
                                                          -----------------------------
                                                              1998            1997
                                                          ------------    -------------
Numerator:
 Net income (loss)                                         $  (218,106)      (132,001)
 Preferred dividends                                           (39,375)       (37,500)
                                                           -----------    -----------
 Net income (loss) attributable to common shareholders     $  (257,481)   $  (169,501)
                                                           ===========    ===========

Denominator:
 Denominator for basic earnings
 per share- weighted average shares (a)                     14,491,396     13,600,432
                                                           ===========    ===========


                                                           For the Three Months Ended
                                                                    March 31,
                                                          -----------------------------
                                                              1998            1997
                                                          ------------    -------------
 Numerator:
  Net income (loss) before extraordinary item              $ 1,279,704    $  (199,238)
  Preferred dividends                                          (80,250)       (75,000)
                                                           -----------    -----------
                                                             1,199,454       (274,238)
  Extraordinary item                                          (616,239)          -
                                                           -----------    -----------
  Income (loss) available to common shareholders           $   583,215    $  (274,238)
                                                           ===========    ===========
 Denominator:
  Denominator for basic earnings per share-
   weighted average shares                                  14,236,542     13,600,432
                                                           -----------    -----------
  Effect of dilutive securities:
   Convertible preferred stock                               1,607,430           -
   Stock options                                               291,478           -
   Warrants                                                    132,618           -
                                                           -----------    -----------
   Dilutive potential common shares                          2,031,526           -  (a)
                                                           -----------    -----------
                                                            16,268,068     13,600,432
                                                           ===========    ===========

   (a) Dilutive potential common shares were excluded from the computation in loss periods since their effect would have been antidilutive.


7. STOCKHOLDERS' EQUITY

   During the period ended March 31, 1998, the holders of the Company's Series F 6% Preferred Stock converted 7,500 shares into 1,008,355 shares of common stock.

   During the quarter ended December 31, 1997, the conversion price of the Company's Series A-3 Preferred Stock was adjusted, pursuant to the Certificate of Designation for such preferred stock, to market value as of the date of conversion. Accordingly, at March 31, 1998, the Series A-3 Preferred Stock is convertible into a total of approximately 2.0 million shares.

   In connection with the repayment of certain indebtedness to Merrill Lynch as described in Note 3, the Company issued warrants covering 210,000 shares exercisable at $.01 per share and 210,000 shares exercisable at $1.125 per share. Such warrants were assigned a value of $175,000.


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

   Upon maturity of its note payable to Mr. Harold Estes, former owner of Texas Timberjack, Inc. (TTI), the Company, in April 1998, entered into a verbal agreement with Mr. Estes to extend the maturity of the note for an additional six months on essentially the same terms and conditions as previously in effect. The new principal amount of $15,127,000 will bear interest at 16% and will become due in October 1998. Mr. Estes has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest in TTI, except that Mr. Estes holds as secondary collateral 2,000,000 shares of the Company's common stock owned by the Pyrenees Group, a private investment firm.

   In the event of default on the above note, the Company may be required to transfer some or all of its ownership interest in TTI to Mr. Estes and the Company would likely incur a noncash loss represented by the difference between its net asset position in TTI and the note balance due Mr. Estes. Further, as of March 31, 1998, Polyphase is indebted to TTI for approximately $6.4 million on a non-interest bearing intercompany advance from TTI offset by an intercompany receivable due to Polyphase from TTI of approximately $4.7 million. These amounts may be required to be settled in the event of default on the Estes note. Also, in the event of default on this note, if the primary collateral, the Company's ownership interest in TTI, is not sufficient to satisfy the balance owed to Mr. Estes, it is possible that some or all of the Polyphase shares owned and pledged by Pyrenees would be retained by Mr. Estes.

   Furthermore, Polyphase may be required to retain legal representation on various matters affecting the Company. The fees to be incurred could be substantial in relation to the Company's cash position.

9. CONTINGENCIES

   On February 23, 1998, Mr. Paul A. Tanner resigned as Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. James Rudis, the Company's President was elected by the Board to assume the positions of Chief Executive Officer and Chairman. Following the resignation, a reserve of approximately $165,000 was established against outstanding advances due from Mr. Tanner.

   The Company has guaranteed the repayment of a loan on behalf of PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by the former Chairman of the Company, Mr. Paul A. Tanner. The loan was made by a financial institution in connection with the purchase of land by a partnership affiliated with Stadium Partners to build a multi purpose stadium in Las Vegas. The guarantee is effective, in certain circumstances or upon the occurrence of certain events, including without limitation if the Nevada Partnership files for bankruptcy or insolvency, if representations by the partnership prove to be fraudulent regarding the financial condition of the partnership, the land securing the loan is further encumbered or ownership is transferred without the consent of the lender. The aforementioned partnership is currently in default on its loan from Lehman, and foreclosure proceedings by Lehman were initiated in January of this year. A foreclosure sale was scheduled for May 4, 1998. Stadium Partners filed for protection pursuant to Chapter 11 of Title 11 USC (S) 101 et. seq. on May 1, 1998. The foreclosure sale has been temporarily postponed pending judicial intervention. Notwithstanding such actions the Company, based on the advice of legal counsel, considering available defenses and the fair market value of the real estate, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

   During 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions. One of these lawsuits was subsequently dismissed.

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


RESULTS OF OPERATIONS

Revenues for the six months ended March 31, 1998 decreased $3,854,000 (5%) to $70,721,000 from $74,575,000 during the six months ended March 31, 1997. The decrease in revenue is primarily attributable to the elimination of low margined business at Overhill Farms. On a consolidated basis, gross margins increased over the comparable period in the prior year from 16% to 19%, resulting in increased operating income despite slightly higher selling, general and administrative expenses. For the six months ended March 31 1998, operating income increased $821,000 (24%) to $4,281,000 from $3,464,000 during the comparable period in 1997.

Interest expense increased $699,000 over the comparable period primarily due to the refinancing of the Company's indebtedness to Harold Estes.

Net income before extraordinary item for the six months ended March 31, 1998 increased $1,479,000 to net income of $1,280,000 from a net loss of $199,000 during the six months ended March 31, 1997. Net income for the period included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997. Net income was adversely affected by an extraordinary expense of $616,000, the early extinguishment of debt, associated with the refinancing of certain indebtedness by Overhill Farms.

The Food Group's revenues decreased to $45,345,000 for the six months ended March 31, 1998 as compared to $48,732,000 for the six months ended March 31, 1997. Operating income remained flat at $2,571,000, compared to $2,561,000 in the prior year. Revenues have decreased primarily due to the paring of lower margined business and the improvement in the quality of sales, increasing Overhill's gross margins by 1.5% for the period.

Revenues for the Timber Group for the six months ended March 31, 1998 decreased $798,000 (3%) to $23,282,000 from $24,080,000 for the six months ended March 31,
1997. Operating income for the comparable period increased $1,094,000 (77%) to $2,506,000 for the six months ended March 31, 1998 from $1,412,000 for the six
months ended March 31, 1997.    Sales of new equipment decreased  during the
period as sales of used equipment remained strong generating a product mix with higher gross margins than the comparable period in 1997. For the six months ending March 31, 1997 gross margins rose 7.0% to 24.3 % from 17.3% in 1997.

Revenues in the Transformer Group for the six months ended March 31, 1998 increased $330,000 to $2,093,000 from $1,763,000 for the comparable period in fiscal 1997. Operating income decreased to $29,000 for the six months ended March 31, 1998 from $43,000 for the comparable period in fiscal 1997. This decrease is primarily attributable to the competitive market and the lower profit margins on government contracts.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1998, the Company used cash of approximately $2,523,000 in its operating activities compared to cash provided of $2,227,000 during the comparable period in fiscal 1997. The increased use of cash over the comparable period resulted primarily from increases in inventories at Overhill and Timberjack.

During the six months ended March 31, 1998, the Company's investing activities used cash of approximately $1,606,000 compared to a use of cash in the amount of $4,830,00 in fiscal 1997. The Company's use of cash consisted primarily of new notes receivable.

During the six months ended March 31, 1998, the Company's financing activities provided cash of approximately $4,053,000 as compared to cash provided of $3,886,000 in the comparable period in fiscal 1997. The source of cash during the period consisted primarily from the loan facility of approximately $24 million at Overhill Farms.

The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come primarily from a combination of internally generated funds and from additional borrowings. The Company's management believes that cash generated from operations, together with available lines of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next 12 months.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not own, nor does it have an interest in any market risk sensitive investments.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The suits seek class action status and assert liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The Company intends to vigorously defend these actions. During the six month period ended March 31, 1998, one of these lawsuits was dismissed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         27   Financial Data Schedule


         (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended March 31, 1998.

         None

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (REGISTRANT)


Date: May 18, 1998                       By: /s/ James Rudis
                                             --------------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer



Date: May 18, 1998                       By: /s/ William E. Shatley
                                             --------------------------------
                                             William E. Shatley
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer

                               INDEX TO EXHIBITS


 Exhibit No.                                          Exhibit
-------------                                 -----------------------

  27                                          Financial Data Schedule