Form 10-Q
period 1998-06-30
POLYPHASE CORP
filed 1998-08-14
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            14,882,464
                                              -----------------------------
                                              Outstanding at August 10, 1998

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                       Page No.
-----------------------------                                       --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   June 30, 1998 and September 30, 1997                                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 1998 and 1997                                               4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 1998 and 1997                                               5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 1998 and 1997                                               7

Notes to Consolidated Condensed Financial Statements                  10

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       15

Item 3. Quantitative and Qualitative Disclosures about Market Risk    16

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            17

Item 4.  Submission of Matters to a Vote of Security Holders          17

Item 6.  Exhibits and Reports on Form 8-K                             18

Signature Page                                                        19

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                June 30,    September 30,
                                                               -----------   -----------
                                                                  1998          1997
                                                               -----------   -----------

Current assets:
 Cash                                                          $   727,973   $ 1,064,259
 Receivables, net of allowance for doubtful accounts
  of $595,477 and $576,192
   Trade accounts                                               12,155,929    11,576,650
   Current portion of sales contracts                            5,292,706     5,770,626
   Notes receivable                                              1,961,364       939,621
 Inventories                                                    33,142,140    23,002,020
 Prepaid expenses and other                                        742,650     1,607,644
                                                               -----------   -----------
    Total current assets                                        54,022,762    43,960,820
                                                               -----------   -----------

Property and equipment:
 Land                                                              432,000       765,000
 Buildings and improvements                                      3,552,210     4,660,582
 Machinery, equipment and other                                  9,749,756     8,953,076
                                                               -----------   -----------
                                                                13,733,966    14,378,658
 Less-accumulated depreciation                                  (7,053,416)   (5,954,554)
                                                               -----------   -----------
                                                                 6,680,550     8,424,104
                                                               -----------   -----------

Other assets:
 Noncurrent receivables
   Sales contracts                                               1,859,600     2,027,518
   Related parties, net of allowance of
   $164,563 and $0, respectively                                   349,071       522,597
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $2,980,421
   and $2,370,455                                               13,618,318    14,228,284
 Other intangible assets                                         2,844,339     1,197,139
 Restricted cash                                                   700,942       717,358
 Other                                                           1,062,485     1,071,629
                                                               -----------   -----------
                                                                20,434,755    19,764,525
                                                               -----------   -----------

                                                               $81,138,067   $72,149,449
                                                               ===========   ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           June 30,     September 30,
                                                             1998          1997
                                                         -----------    -----------
Current liabilities:
 Notes payable                                          $  9,690,876    $  9,013,099
 Note payable and accrued interest to related party       15,697,378      13,998,916
 Accounts payable                                          6,569,035       7,775,022
 Accrued expenses and other                                2,914,801       2,251,035
 Current maturities of long-term debt                      8,550,000       5,720,000
                                                         -----------    -----------
    Total current liabilities                             43,422,090      38,758,072


Long term debt, less current maturities                   28,383,015      23,272,280
Reserve for credit guarantees                                700,942         717,358
                                                         -----------    -----------
    Total liabilities                                     72,506,047      62,747,710
                                                         -----------    -----------

Warrants to purchase common stock
 in subsidiary                                             1,200,000       2,000,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    125,000  and  132,500 shares, respectively                 1,250           1,325
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   14,882,464 and 13,664,109 shares, respectively            148,825         136,641
 Paid-in capital                                          29,103,186      28,955,695
 Accumulated deficit                                     (20,845,922)    (20,716,603)
 Notes receivable                                           (975,319)       (975,319)
                                                         -----------     -----------
   Total stockholders' equity                              7,432,020       7,401,739
                                                         -----------     -----------

                                                         $81,138,067     $72,149,449
                                                         ===========     ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          For the Three Months Ended
                                                                   June 30,
                                                         --------------------------
                                                             1998          1997
                                                         -----------    -----------
Net revenues                                             $37,272,305    $38,478,729

Cost of sales                                             30,806,581     31,514,664
                                                         -----------    -----------

Gross profit                                               6,465,724      6,964,065

Selling, general and administrative expenses               4,793,848      4,739,554
                                                         -----------    -----------

Operating income                                           1,671,876      2,224,511
                                                         -----------    -----------

Other income (expenses):
 Interest expense                                         (2,338,925)    (1,666,379)
 Interest income and other                                    (7,985)        36,474
                                                         -----------    -----------

  Total other income (expenses)                           (2,346,910)    (1,629,905)
                                                         -----------    -----------

Income (loss) before income taxes and warrant accretion     (675,034)       594,606

Income taxes                                                     -          186,889
                                                         -----------    -----------

                                                            (675,034)       407,717
Accretion of common stock purchase warrants
 of subsidiary                                                   -          130,606
                                                         -----------    -----------

Net income (loss)                                           (675,034)       277,111

Dividends on preferred stock                                 (37,500)       (37,500)
                                                         -----------    -----------

Net income (loss) attributable to common stockholders    $  (712,534)       239,611
                                                         ===========    ===========


Basic income (loss) per share                            $      (.05)   $       .02
                                                         ===========    ===========

Diluted income (loss) per share                          $      (.05)   $       .02
                                                         ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the Nine Months Ended
                                                            June 30,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------


Net revenues                                      $107,993,318  $113,053,741

Cost of sales                                       88,049,856    94,194,763
                                                  ------------  ------------

Gross profit                                        19,943,462    18,858,978

Selling, general and administrative expenses        13,990,441    13,174,410
                                                  ------------  ------------

Operating income                                     5,953,021     5,684,568
                                                  ------------  ------------

Other income (expenses):
 Interest expense                                   (6,451,552)   (5,080,729)
 Interest income and other                             115,344       131,577
 Gain on sale of assets                                987,857          -
                                                  ------------  ------------

  Total other income (expenses)                     (5,348,351)   (4,949,152)
                                                  ------------  ------------

Income before income taxes,
 warrant accretion and extraordinary item              604,670       735,416

Income taxes                                              -          307,417
                                                  ------------  ------------

                                                       604,670       427,999
Accretion of common stock purchase
  warrants of subsidiary                                  -          350,126
                                                  ------------  ------------

Net income before extraordinary item                   604,670        77,873

Extraordinary item:
 Early extinguishment of debt                         (616,239)         -
                                                  ------------  ------------

 Net income (loss)                                     (11,569)       77,873

Dividends on preferred stock                          (117,750)     (112,500)
                                                  ------------  ------------

Net loss attributable to common stockholders      $   (129,319) $    (34,627)
                                                  ============  ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


                                  For the Nine Months Ended
                                           June 30,
                                  --------------------------
                                     1998            1997
                                  ----------      ----------
Basic income (loss) per share:
 Income (loss) before
  extraordinary item              $      .03      $        -

 Extraordinary item                     (.04)              -
                                  ----------      ----------

 Net income (loss) per share:     $     (.01)     $        -
                                  ==========      ==========



Diluted income (loss) per share:
 Income (loss) before
  extraordinary item              $      .03      $        -

 Extraordinary item                     (.04)              -
                                  ----------      ----------


 Net income (loss) per share:     $     (.01)     $        -
                                  ==========      ==========



                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                      For the Nine Months Ended
                                                              June 30,
                                                      -------------------------
                                                         1998           1997
                                                      -----------   -----------


Cash flow provided by (used in) operating activities:
 Net income (loss)                                    $   (11,569)  $    77,873
                                                      -----------   -----------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                         3,210,649     2,453,680
  Provision for doubtful accounts                         183,848       123,914
  Gain on sale of assets                                 (987,857)         -
  Accretion of warrants to purchase common stock
     of subsidiary                                           -          350,126
  Changes in:
   Accounts and sales contracts receivable                 47,274     1,646,086
   Inventories                                        (10,140,120)    2,161,029
   Prepaid expenses and other                             828,094       488,469
   Accounts payable                                    (1,205,987)   (1,371,802)
   Accrued expenses and other                             715,766      (699,698)
                                                      -----------   -----------

      Net cash provided by (used in)
       operating activities                            (7,359,902)    5,229,677
                                                      -----------   -----------

Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                          (1,021,743)      310,251
  Receivables from related parties                          8,963    (5,014,730)
  Capital expenditures, net                            (1,010,543)     (686,703)
                                                      -----------   -----------

     Net cash (used in)
      investing activities                             (2,023,323)   (5,391,182)
                                                      -----------   -----------



                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)


                                                         For the Nine Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            1998           1997
                                                        ------------    ------------

Cash flows provided by (used in) financing activities:
Borrowings (principal payments) under line of
   credit arrangements, net                              $  2,174,882   $ (1,206,023)
  Borrowings (principal payments) on other
   notes payable and long term debt, net                   31,041,039      1,380,837
  Principal payments on term notes                         (1,982,280)             -
  Principal payments on convertible bonds                  (4,300,000)             -
  Principal payments on subordinated debentures           (13,000,000)             -
  Redemption of Overhill warrants                          (2,000,000)             -
  Principal collections on Pyrenees note receivable                 -        303,770
  Exercise of common stock options and warrants                 2,100         56,600
  Dividends on preferred stock                               (117,750)      (112,500)
  Deferred financing costs                                 (2,753,552)             -
  Common stock issuance costs                                 (17,500)       (17,500)
                                                         ------------   ------------

   Net cash provided by
     financing activities                                   9,046,939        405,184
                                                         ------------   ------------

Net increase (decrease) in cash                              (336,286)       243,679
Cash - beginning of period                                  1,064,259        280,969
                                                         ------------   ------------

Cash - end of period                                     $    727,973   $    524,648
                                                         ============   ============

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                   For the Nine Months Ended
                                                           June 30,
                                                   -------------------------
                                                      1998           1997
                                                   ----------     ----------


Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                         $3,069,653     $4,045,806
  Income taxes                                     $        -     $1,311,055

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

                     POLYPHASE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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

3.  LONG-TERM DEBT

    In December 1997, the Company's subsidiary, Overhill Farms, Inc., refinanced a certain portion of existing debt. The new financing amounted to a total facility of $24.1 million which is structured as a three-year term loan maturing in December 2000. The note requires interest-only payments at prime plus 4% ( 12.5% as of June 30, 1998) through April 1999 and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19,850,000 is due on December 5, 2000. The agreement also requires Overhill to pay on a quarterly basis, service fees totalling $140,000, $300,000 and $440,000 for the first, second and third years of the loan, respectively. Under the terms of the new financing agreement, the lender was granted warrants to purchase 30% of Overhill's common stock, exercisable immediately at a nominal value, 20% of which can be repurchased by the Company over the next two years for $2,000,000. Such warrants were assigned a value of $1,200,000, which has been recorded as debt discount and is being amortized over the term of the loan. Additionally, the lender received fees totalling approximately $1.7 million in connection with this financing, which are partially refundable upon early repayment of the loan through a refinancing, sale or initial public offering of Overhill. As a result of this transaction Overhill repaid in full the $13.0 million subordinated debentures and repurchased for approximately $2.0 million the warrants previously held by Rice to purchase up to 22.5% of Overhill's common stock. These payments to Rice resulted in the Company and Rice reaching a settlement of their litigation. The Company also used a portion of the proceeds to repay Term Loans A and B due Finova, the $1,500,000 senior convertible debenture and $2,800,000 of principal of the $4,000,000 senior convertible debentures due Merrill Lynch. The refinancing also enabled the Company and Overhill to cure all previous defaults under various loan agreements and provided the Company with approximately $900,000 in working capital. The early extinguishment of this indebtedness resulted in an extraordinary charge to operations of approximately $616,000 (before income taxes). Overhill's credit facilities generally restrict loans, advances, dividends or transfers from Overhill to the Company to $350,000 per year.

4.  SALE OF SUBSIDIARY

    In December 1997, the Company sold Dallas Parkway Properties, Incorporated, a subsidiary whose principal asset was the corporate office building, in exchange for nominal consideration plus the assumption of a note payable for $2.8 million. The Company realized a gain of approximately $988,000 on this transaction.

5.  TAXES

    For the nine months ended June 30, 1998, the actual Federal income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company recorded a provision for Federal income taxes of $4,000 using the statutory tax rate of 34% and then applied a like amount of the existing valuation allowance, resulting in a net provision for the period of zero. As of June 30, 1998, the Company had a remaining valuation allowance of approximately $5.0 million and net operating loss carryforwards of approximately $7.3 million.

6.  EARNINGS PER SHARE

    The following table sets forth the computations of basic and diluted earnings per share:


                                                        For the Three Months Ended
                                                                  June 30,
                                                        --------------------------
                                                           1998           1997
                                                        -----------    -----------
Numerator:
  Net income (loss)                                     $  (675,034)       277,111
  Preferred dividends                                       (37,500)       (37,500)
                                                        -----------    -----------

 Net income (loss) attributable to common shareholders  $  (712,534)   $   239,611
                                                        ===========    ===========

Denominator:
  Denominator for basic earnings
    per share- weighted average shares                   14,785,541     13,664,109
                                                        -----------    -----------

  Effect of dilutive securities:
    Convertible preferred stock                                -           250,000
    Stock options                                              -           382,125
                                                        -----------    -----------

    Dilutive potential common shares                          - (a)        632,125
                                                        -----------    -----------

                                                         14,785,541     14,296,234
                                                        ===========    ===========

                                                        For the Nine Months Ended
                                                                 June 30,
                                                        -------------------------
                                                           1998          1997
                                                        -----------   -----------

  Numerator:
    Net income (loss) before extraordinary item         $   604,670   $    77,873
    Preferred dividends                                    (117,750)     (112,500)
                                                        -----------   -----------
                                                            486,920       (34,627)
    Extraordinary item                                     (616,239)         -
                                                        -----------   -----------
    Income (loss) attributable to common shareholders   $  (129,319)  $   (34,627)
                                                        ===========   ===========
  Denominator:
    Denominator for basic earnings per share-
      weighted average shares  (a)                       14,419,541    13,621,658
                                                        ===========   ===========

   (a) Dilutive potential common shares were excluded from the computation in loss periods since their effect would have been antidilutive.

7. STOCKHOLDERS' EQUITY

   During the period ended June 30, 1998, the holders of the Company's Series F 6% Preferred Stock converted 7,500 shares into a total of 1,008,355 shares of common stock.

   During the quarter ended December 31, 1997, the conversion price of the Company's Series A-3 Preferred Stock was adjusted, pursuant to the Certificate of Designation for such preferred stock, to market value as of the date of conversion. Accordingly, at June 30, 1998, the Series A-3 Preferred Stock is convertible into a total of approximately 2.0 million shares.

   In connection with the repayment of certain indebtedness to Merrill Lynch as described in Note 3, the Company issued warrants covering 210,000 shares exercisable at $.01 per share, which were exercised during the period ended June 30, 1998, and 210,000 shares exercisable at $1.125 per share. Such warrants were assigned a value of $175,000, which is being amortized over the remaining term of the loan.


8. LIQUIDITY

   As described in Note 1, the Company operates primarily in three industry segments. The majority of the Company's net sales, operating profit and identifiable assets are in the Food and Forestry Groups. The Company's corporate entity has no significant operations and has historically been partially dependent upon cash flows from its Food and Forestry Groups to meet its ongoing liquidity requirements. As a result of various restrictions in debt agreements that exist at the Food and Forestry Group levels, the Company is generally restricted as to the amount of management fees, dividends, loans or certain other advances that may be upstreamed from those subsidiaries.

   In December 1997, in connection with the Long Horizons refinancing, Overhill was allowed per the terms of the new note agreement to effect a one-time cash advance to Polyphase of $5.5 million. These proceeds were subsequently used by Polyphase to reduce corporate borrowings plus accrued interest by $4.6 million and provide cash flow for working capital and other needs of $900,000. The remaining proceeds of the $24.1 million Long Horizons note were used by Overhill to refinance existing principal plus accrued interest, repurchase existing warrants to purchase 22.5% of Overhill's common stock for $2 million and pay certain costs related to the financing. In addition, the refinancing enabled the Company and Overhill to cure all defaults under all of their previous loan agreements.

   Upon maturity of its note payable to Mr. Harold Estes, former owner of Texas Timberjack, Inc. (TTI), the Company, in April 1998, entered into a verbal agreement with Mr. Estes to extend the maturity of the note for an additional six months on essentially the same terms and conditions as previously in effect. The new principal amount of $15,127,000 bears interest at 16% and will become due in October 1998. Mr. Estes has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest on TTI, except that Mr. Estes holds as secondary collateral 2,000,000 shares of the Company's common stock owned by the Pyrenees Group, a private investment firm.

   In the event of default on the above note, the Company may be required to transfer at least some portion its ownership interest in TTI to Mr. Estes, and the Company would likely incur a noncash loss represented by the difference between its net asset position in TTI and the note balance due Mr. Estes. Further, as of June 30, 1998, Polyphase is indebted to TTI for approximately $6.4 million on a non-interest bearing intercompany advance from TTI offset by an intercompany receivable due to Polyphase from TTI of approximately $4.7 million. These amounts may be required to be settled in the event of default on the Estes note. Also, in the event of default on this note, if the primary collateral, the Company's ownership interest in TTI, is not sufficient to satisfy the balance owed to Mr. Estes, it is possible that some or all of the Polyphase shares owned and pledged by Pyrenees could be retained by Mr. Estes.

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

   The Company has guaranteed the repayment of a loan on behalf of PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by the former Chairman of the Company, Mr. Paul A. Tanner. The loan was made by a financial institution in connection with the purchase of land by a partnership affiliated with Stadium Partners to build a multi purpose stadium in Las Vegas. The guarantee is only effective, in certain circumstances or upon the occurrence of certain events. A foreclosure sale was conducted on or about July 15, 1998. Notwithstanding such foreclosure action the Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

   During 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The plaintiffs' complaints each sought certification as class action and asserted liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action.

   During the period ended June 30, 1998, the District Court dismissed the complaint in the consolidated action and ordered that the plaintiffs replead such complaints. The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed the motion for reconsideration. The Court has not ruled upon plaintiffs' motion; however, the plaintiffs have not filed an amended complaint. Consequently, it cannot be determined at this time whether the dismissal of the complaint will lead to a dismissal of the consolidated action.

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

RESULTS OF OPERATIONS

Revenues for the nine months ended June 30, 1998 decreased $5,061,000 (4%) to $107,993,000 from $113,054,000 during the nine months ended June 30, 1997. The decrease in revenue is primarily attributable to the elimination of low margined business at Overhill Farms and slower than anticipated growth in the food services sector. On a consolidated basis, gross margins increased over the comparable period in the prior year from 16.7% to 18.5%, resulting in a slight increase in operating income despite higher selling, general and administrative expenses. For the nine months ended June 30 1998, operating income increased $268,000 to $5,953,000 from $5,685,000 during the comparable period in 1997.

Interest expense increased $1,371,000 over the comparable period in 1997, primarily due to additional borrowings and the refinancing of the Company's indebtedness to Harold Estes.

Net income before extraordinary item for the nine months ended June 30, 1998 increased $527,000 to net income of $605,000 from $78,000 during the nine months ended June 30, 1997. Net income for the period included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997. Net income was negatively affected by an extraordinary expense of $616,000, the early extinguishment of debt, associated with the refinancing of certain indebtedness by Overhill Farms.

The Food Group's revenues decreased $5,000,000 to $68,550,000 for the nine months ended June 30, 1998 as compared to $73,550,000 for the nine months ended June 30, 1997. Operating income decreased to $3,647,000 for the period, compared to $4,022,000 in the prior year. Revenues have decreased primarily due to Overhill's emphasis on higher margined business and the slow growth of its food services sector.

Revenues for the Forestry Group for the nine months ended June 30, 1998 decreased $617,000 to $36,243,000 from $36,860,000 for the nine months ended June 30, 1997. Operating income for the comparable period increased $342,000 to $3,463,000 for the nine  months ended June 30, 1998 from $3,121,000 for the
nine months ended June 30, 1997.    Sales of new equipment decreased  during the
period as sales of used equipment remained strong, generating a product mix with higher gross margins than the comparable period in 1997.

Revenues in the Transformer Group for the nine months ended June 30, 1998 increased $556,000 to $3,201,000 from $2,645,000 for the comparable period in fiscal 1997. Operating income increased slightly to $36,000 for the nine months
ended June 30, 1998 from $27,000 for the comparable period in fiscal 1997.   The
increase is primarily attributable to higher sales of filters and transformers on government contracts.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1998, the Company used cash of approximately $7,360,000 in its operating activities compared to cash provided of $5,230,000 during the comparable period in fiscal 1997. The increased use of cash over the comparable period resulted from increases in inventories, primarily at Timberjack.

During the nine months ended June 30, 1998, the Company's investing activities used cash of approximately $2,023,000 compared to a use of cash in the amount of $5,391,000 in fiscal 1997. The Company's use of cash consisted primarily of new notes receivable and fixed asset additions.

During the nine months ended June 30, 1998 , the Company's financing activities provided cash of approximately $9,047,000 as compared to cash provided of $405,000 in the comparable period in fiscal 1997. The source of cash during the period consisted primarily from the loan facility of approximately $24 million at Overhill Farms and additional borrowings to finance inventory at Timberjack.

Subsequent to June 30, 1998 , Texas Timberjack refinanced its existing line of credit with a new loan agreement with NationsBank, N.A. The new facility includes a $4.0 million term note, at 8.3% maturing August 2001, amortizing monthly, and an $8.0 million revolving line of credit at prime less 1/4%, due March 31, 1999.

The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come primarily from a combination of internally generated funds and from additional borrowings. The Company's management believes that cash generated from operations, together with available lines of credit and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not own, nor does it have an interest in any market risk sensitive investments.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The plaintiffs' complaints each sought certification as class action and asserted liability based on alleged misrepresentations that resulted in the market price of the stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action.

During the period ended June 30, 1998, the District Court dismissed the complaint in the consolidated action and ordered that the plaintiffs replead such complaints. The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed the motion for reconsideration. The Court has not ruled upon plaintiffs' motion; however, the plaintiffs have not filed an amended complaint. Consequently, it cannot be determined at this time whether the dismissal of the complaint will lead to a dismissal of the consolidated action.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the only matter considered and voted upon by stockholders was the election of four (4) directors.

The following table sets forth certain information relating to the voting by stockholders on the matter referred to above:

                      Votes Cast   Votes Against                Broker
Nominee                  For        Or Withheld   Abstentions  Non-Votes

James Rudis           11,573,994        480,799        -           -

Michael F. Buck       11,578,594        476,199        -           -

George R. Schrader    11,578,594        476,199        -           -

William E. Shatley    11,579,094        475,699        -           -

Reference is made to the Company's definitive proxy statement, mailed on March 27, 1998 to stockholders of record on March 16, 1998, for more complete information relating to the Annual Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            None

       27   Financial Data Schedule

       (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended June 30, 1998.

            None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (REGISTRANT)


Date: August 10, 1998                    By: /s/ James Rudis
                                             ------------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer



Date: August 10, 1998                    By: /s/ William E. Shatley
                                             ------------------------------
                                             William E. Shatley
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer

                               INDEX TO EXHIBITS



          Exhibit No.                                      Exhibit
        ---------------                            -------------------------

             27                                     Financial Data Schedule