Form 10-K
period 1998-09-30
POLYPHASE CORP
filed 1998-12-29
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended September 30, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT   OF 1934
           For the transition period from ___________ to ___________

                         Commission file number: 1-9083

                             POLYPHASE CORPORATION
             (Exact name of registrant as specified in its charter)

NEVADA                                          23-2708876
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

4800 BROADWAY, SUITE A
   ADDISON, TEXAS                                75001
(Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (972) 386-0101

          Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
         Title of each class                   which registered
-----------------------------------------  ------------------------

COMMON STOCK, $.01  PAR VALUE PER SHARE    AMERICAN STOCK EXCHANGE

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X      No _______
              -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on November 30, 1998, was approximately $3.4 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of November 30, 1998, the registrant had issued and outstanding 15,177,321 shares of common stock, $ .01 par value.

                             POLYPHASE CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I

     Item 1     Description of Business                                                   1
     Item 2     Description of Property                                                   7
     Item 3     Legal Proceedings                                                         7
     Item 4     Submission of Matters to a Vote of Security Holders                       8

PART II

     Item 5     Market for Registrant's Common Equity and Related Stockholder Matters     9
     Item 6     Selected Financial Data                                                  11
     Item 7     Management's Discussion and Analysis of Financial Condition and
                Results of Operation                                                     12
     Item 7A    Quantitative and Qualitative Disclosures about Market Risk               18
     Item 8     Financial Statements                                                     18
     Item 9     Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure                                   18

PART III

     Item 10    Directors and Executive Officers of the Registrant                       18
     Item 11    Executive Compensation                                                   18
     Item 12    Security Ownership of Certain Beneficial Owners and Management           18
     Item 13    Certain Relationships and Related Transactions                           18

PART IV

     Item 14    Exhibits, Financial Statement Schedule and Reports on Form 8-K           19

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

ACQUISITIONS

In connection with the Company's program of diversification and expansion, the more significant acquisitions consummated by the Company over the past five years were:


     .     Texas Timberjack, Inc. ("Timberjack" or "TTI")  In June 1994, the
           ----------------------------------------------
Company acquired all of the outstanding capital stock of TTI from Harold Estes, current President of TTI. Timberjack, with locations in Lufkin, Jasper, Cleveland and Atlanta, Texas, is a distributor of industrial and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4,000,000 in cash, a $10,000,000 promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company's Series A Preferred Stock, which were subsequently converted into 2,000,000 shares of common stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable to Mr. Estes. As of September 30, 1998 the promissory note had a balance of $16,307,405 (including accrued and unpaid interest) and was due October 6, 1998. Subsequent to year end the note was modified, renewed and extended through December 15, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operation- Liquidity and Capital Resources."


     .     Overhill Farms, Inc. ("Overhill")  In May 1995, the Company acquired
           ---------------------------------
all the operating assets of IBM Foods, Inc. The purchase, which was accomplished through Overhill, a newly-formed subsidiary of the Company, provided for cash payment to the seller of $31.3 million plus the assumption by the Company of certain liabilities of the acquired business. Overhill is located in Culver City, California.

BUSINESS STRATEGY

Management believes the Company's future growth opportunities will concentrate on the two largest core holdings, the Food Group and Forestry Group. The business environment of the food industry is mandating consolidation of smaller regional food processing companies to enhance operating efficiencies and provide service to large national accounts. The Food Group is evaluating selected acquisition candidates which can complement Overhill Farms by providing one or more of the following selected criteria such as: regional brand labels, additional production capacity, geographical diversification , new markets and/or new customers. The Forestry Group continues to develop internal growth through product line extensions and geographic expansions. Additional growth will be primarily from the investment in or acquisitions of other forestry related industries.

To achieve future growth within the Company , Management has identified the following basic initiatives:

1) Continue to provide high quality products and superior services to our customers.

2) Seek internal growth by developing new products, adding customers, leveraging its geographic presence and securing distribution rights to additional products.

3) Seek additional growth through strategic acquisitions of complementary businesses with strong management, solid product lines and growth potential.



OPERATING SEGMENTS

The following table sets forth business segment information with respect to the percentage of net sales and operating income contributed by each segment for the years ended September 30, 1998, 1997 and 1996.

                                    1998      1997      1996
--------------------------------------------------------------------------------

Net Sales
Food Group                          64%       63%       66%
Forestry Group                      33%       34%       23%
Transformer Group                    3%        3%        2%
Other                                -         -         9%
                                   ---       ---       ---
                Total              100%      100%      100%

     Operating Income
Food Group                          55%       53%       94%
Forestry Group                      45%       48%       46%
Transformer Group                    -        (1%)       -
Other                                -         -       (40%)
                                   ---       ---       ---
                Total              100%      100%      100%

--------------------------------------------------------------------------------

Reference is made to Note 18 to the Company's consolidated statements for revenues, operating profits or losses and identifiable assets attributable to each industry segment for each of the last three fiscal years.

FOOD GROUP

PRODUCTS AND SERVICES - The Food Group, through Overhill, is a value-added manufacturer of quality frozen food products including entrees, plated meals, soups, sauces, poultry, meat and fish specialities. Overhill is positioned as a provider of custom prepared foods to a number of prominent customers such as American Airlines, Jenny Craig, Albertsons, Carl's Jr., Jack in the Box, Panda Express and King's Hawaiian. Historically, Overhill has served five industry segments: airlines, health care, food service, club stores and retail.

SALES AND MARKETING - Overhill markets its products through an internal sales force and outside food brokers. Overhill believes the airline and health care industries are mature industries with stable growth potential over the next five years. The Company is focusing on the retail, club stores and food service markets as areas of significant future growth. As a result, Overhill management has restructured its sales force and redirected its marketing efforts to concentrate on these markets. During fiscal 1998, Overhill has concentrated on building on and increasing the profitability of existing accounts while establishing new relationships with companies such as, Panda Express, American Stores, Wolfgang Puck Food Services and Denny's.

Approximately 62% of Overhill's sales in fiscal 1998 were derived from three customers, Jenny Craig, Inc. (32%), King's Hawaiian (15%) and American Airlines (15%). On a consolidated basis these three customers represented approximately 22%, 9% and 9% of the Company's total sales, respectively. Although the

Company's relationships with these customers remains strong, signified by Jenny Craig entering into a two year supplier agreement in August 1997 (with an option for a third year), there can be no assurance that these relationships will continue. A decline in the sales of Overhill's products to these customers or the loss of, or a significant change in the relationship between the Company and any of these key customers, could have a material adverse effect on the Company's business and operating results. It is management's objective to reduce the reliance on this concentration of accounts by further expansion into the retail and food service markets as described above.

MANUFACTURING AND SOURCING - Overhill's manufacturing operations are located in three separate facilities near Los Angeles, California. The operations are labor intensive requiring semi-skilled employees. All manufacturing employees are unionized with contracts covering each plant. Such contracts are due to expire at various times over the next three years. Management believes relations with the unions are excellent and does not anticipate any problems which would affect future production. Each plant specializes in different processing operations allowing efficiencies in production. In fiscal 1998, the plants operated collectively at approximately 75% of capacity.

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

BACKLOG - Overhill typically delivers products directly from finished goods inventory, and as such does not maintain a large backlog of unfilled purchase orders. While at any given time there may be a small backlog of orders, such backlog is not material in relation to total sales, nor is it necessarily indicative of trends in its business. Orders are subject to changes in quantities or to cancellation with thirty days notice without penalties to customers.

PRODUCT DEVELOPMENT - Overhill maintains a comprehensive, fully staffed test kitchen, which formulates recipes and upgrades specific products for current customers and establishes production and quality standards. Products are developed based upon either customers' specifications, conventional recipes or new product developments. Overhill is continuously developing recipes as customers' tastes change. Overhill also maintains a quality control department for testing and quality control. The Company manufactures products in the retail and food service areas with branded and private label entrees.

COMPETITION - Overhill's food products, consisting primarily of poultry, pasta, beef and assorted related products, compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies such as Tyson Foods and ConAgra, which have greater financial, technical, human and marketing resources than the Company. Competition is intense with most firms producing similar products for the food service and retail industries. Competitive factors include price, product quality, product development, customer service and, on a retail basis, name recognition. There can be no assurance that the Company will compete successfully against existing companies or new entrants to the marketplace. Furthermore, the development by competitors of new or improved products, services and/or technologies may render the Company's products or services (or proposed products or services) obsolete or less competitive. Overhill competes in this market by its ability to produce small/custom product runs, within a short time frame and on a cost effective basis.

FORESTRY GROUP

PRODUCTS AND SERVICES - The Forestry Group, through Timberjack and its majority-owned subsidiaries, is a distributor of industrial and logging equipment with investments in related timber and sawmill operations. TTI has four locations in eastern Texas; TTI's headquarters are located in Lufkin and smaller satellite showrooms and repair facilities are located in Jasper, Cleveland and Atlanta, Texas. TTI carries the Timberjack, Blount and Hyundai lines of industrial and logging equipment and the New Holland line of farm equipment.
TTI is involved in the sale, leasing and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of East Texas although its market extends into Western Louisiana. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that in Eastern Texas it currently holds approximately 60% of the shear (a machine that cuts timber) market, 35% of the skidder (a machine that transports logs out of the forest onto a loader) market and 70% of the loader (a machine that stacks trees onto trucks) market.

SALES AND MARKETING - Timberjack currently maintains sales and distribution offices in Lufkin, Jasper, Cleveland and Atlanta, Texas primarily to serve Eastern Texas and Western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on companies located in the area. A general sales manager and several branch managers supply technical and operational support at the Lufkin headquarters, while nine salesman have direct responsibility for customer relationships. TTI meets customers' orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

Approximately 49% of TTI's equipment sales during fiscal 1998 are from new equipment sold to companies involved in the forestry industries. Additional revenues are derived from sales of used equipment (11%), servicing of equipment (7%), sales of parts (19%) and financing equipment sales (14%). No single customer accounts for more than 10% of TTI's sales. Equipment sales financed by TTI are typically for periods ranging from 12 to 24 months at interest rates ranging from 12.5% to 18% per annum.

BACKLOG - As a dealer, servicer and financier of forestry equipment, TTI does not maintain a backlog of orders. Equipment ordered that is not in inventory takes approximately one to six weeks to be shipped to a customer from the manufacturer or another distributor.

PRODUCT DEVELOPMENT - TTI does not develop products for sale to the public. TTI relies primarily upon its suppliers (Timberjack, Blount, New Holland, Hyundai) for a majority of its new units and parts.

COMPETITION - Competition in the forestry segment is highly fragmented in the Eastern Texas and Western Louisiana areas where TTI principally operates. Because of its lengthy historical presence in these regions, TTI believes it has established a strong local identity in its field with a proven record of delivering equipment on a timely basis, providing satisfactory financing and strong customer support and service. TTI is one of only a few distributors of Timberjack and Blount forestry equipment in its operating areas. TTI has the added advantage of being a leading seller and financier of various makes and models of used logging equipment. Principal competitors include local John Deere and Caterpillar distributors.

TRANSFORMER GROUP

PRODUCTS AND SERVICES - The Company's Transformer Group consists solely of Polyphase Instrument Co. ("PIC"). Transformers are electromagnetic mechanisms used in a wide variety of electronic and electro-mechanical applications to convert electrical currents from one voltage level to another. The Transformer Group's products include power transformers used in direct current power supplies; audio transformers used in voice and audio signal circuits for transferral of low level, precise signals; pulse transformers used in radar, digital signaling and computer applications; telephone modem transformers used in telephone circuits; and ferro-resonant transformers used in computers and stabilized power systems. PIC manufactures a large line of transformers ranging from miniaturized versions to oil-filled units, with power levels ranging from microwatts to over 20 kilowatts, voltage levels of up to 20 kilovolts and currents ranging from micro-amperes to 700 amperes. PIC supplies products to meet its customers' exact specification requirements. Specifications include frequency response and temperature range; energy loss; and voltage, current, and energy levels.

SALES AND MARKETING - The Company sells transformers and filters directly to customers and through commissioned sales representatives and outside brokers principally in the Mid-Atlantic and Northeast regions of the United States. As of September 30, 1998, PIC had an in-house sales and marketing staff of two full-time employees. To obtain new business, PIC relies on referrals from its existing customer base, advertisements in various trade journals and leads generated by its reputation.

Approximately 92% of the transformers and filters sold by PIC are components of systems used by the United States Armed Forces. Most of the remaining 8% is utilized in various industrial processing systems and commercial avionics. Major projects in which PIC's products are currently used include the United States Navy's Aegis Destroyer, Airborne Self Protection Jammer and new nuclear attack submarine as well as the United States Army's Bradley Infantry Fighting Vehicle and PLGR Global Positioning System Receiver. Approximately 4% of PIC's sales from these operations in fiscal 1998 were direct replacement parts procurement for various government activities.

PIC's products are sold to approximately 120 active accounts, consisting principally of defense contractors and their suppliers. Nine customers accounted for approximately 83%, 80% and 76% of PIC's sales for fiscal 1998, 1997, and 1996 respectively, which percentages represented approximately 3% of the Company's consolidated sales, over the respective years. The three largest accounts, Eaton, Enosa and Rockwell International comprise approximately 17%, 14% and 11%, respectively, of PIC's overall sales.

MANUFACTURING AND SOURCING - PIC operates a manufacturing facility in Fort Washington, Pennsylvania that produces approximately 92% of the Transformer Group's transformers and 100% of its filters. Transformers are also manufactured at a leased facility in Haiti. See "Description of Property - Transformer Group."

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

BACKLOG - At September 30, 1998, PIC had unfilled purchase orders aggregating approximately $2,800,000 as compared to $2,200,000 at September 30, 1997. Orders may be subject to cancellation at the customer's discretion subject to substantial cancellation charges. Based on current delivery schedules and shipments, management believes that the Transformer Group will ship substantially all of its current backlog within the following twelve months. The Transformer Group's backlog may not provide meaningful period-to-period comparisons and such comparisons and the backlog may not necessarily be indicative of future results.

PRODUCT DEVELOPMENT - PIC does not maintain a formal research and development program, nor are material amounts expended for research and development. However, PIC's engineering, marketing and operations staff are regularly engaged in engineering design and product development since most products are designed to customers' specifications. Customers either supply PIC with design specifications or submit proposed designs and require PIC to determine whether such designs will meet the customers' performance specifications. PIC continuously modifies and enhances its transformers and communication filters to accommodate its customers' systems and equipment and, in this manner, attempts to increase its market penetration.

COMPETITION - The business in which PIC is engaged is highly competitive, characterized by ease of entry and intense regionally-based competition. Competition is based on such factors as price, performance, reliability and product quality. The Company believes that the reputation of PIC's engineering department and the relationships it has established with its customers (having been in business over 30 years) are important to its ability to compete successfully.

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

The Company has registered the trademarks "Polyphase" and "Overhill Farms" in the United States Patent and Trademark Office.


REGULATION

The Food Group is subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA"), Occupational Safety and Health Organization ("OSHA") and the Environmental Protection Agency ("EPA"). The Food Group anticipates increased regulation by the USDA and FDA concerning food processing and storage. The Company's food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position. During 1997, the Company implemented a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

The Transformer Group and the Forestry Group are required to comply with various governmental regulations and requirements concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

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

EMPLOYEES

As of September 30, 1998, the Company had approximately 925 employees as follows: approximately 710 full-time employees in the Food Group; 150 full-time employees in the Forestry Group; 60 full-time employees in the Transformer Group; and 5 full-time employees in the corporate office. All subsidiaries presently provide group health plans for their domestic employees and pay a portion of the costs associated with such plans. TTI also maintains a profit sharing plan for its employees.

SAFE HARBOR STATEMENT

The nature of the Company's operations, and the environment in which it operates, subjects the Company to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward looking statements contained in this document include, but are not limited to Year 2000 issues (particularly with regard to the Company's business partners and suppliers), the amount of future capital expenditures, and the possible uses of proceeds from any future borrowings under the Company's currently effective credit facilities. Factors which could cause results to differ include, but are not limited to: changes in the Company's business environment, including actions of competitors and changes in customer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and raw material pricing.

ITEM 2.  DESCRIPTION OF PROPERTY.
         ------------------------

CORPORATE HEADQUARTERS

The Company leases an approximately 4,000 square foot facility which serves as the corporate headquarters. The office space is located at 4800 Broadway, Suite A, Addison, Texas 75001 and is leased at a basic rent of $4,100 per month. The lease which began in February 1998 has a five year term with an option to buy out the last two years for a nominal amount.

FOOD GROUP

Overhill leases three manufacturing facilities in the Los Angeles, California area. Plant No.1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill also leases two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and a 7,900 square foot office in Culver City, California. While Overhill believes that the existing facilities are adequate to meet its requirements in the foreseeable future, the Company is currently reviewing the cost effectiveness of consolidating some manufacturing and administrative functions.

FORESTRY GROUP

TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas, a building in Cleveland, Texas and leases a building in Atlanta, Texas. The largest building in Lufkin has 38,500 square feet, which is used for administrative offices, showroom, parts sales and shop area. The remaining buildings have 3,600 and 4,200 square feet, respectively. The Jasper, Cleveland and Atlanta buildings have approximately 10,000, 6,700 and 7,500 square feet respectively which are used for sales offices, part sales and shop areas. TTI also leases six buildings on 68 acres in Bon Weir, Texas for a sawmill operation. The sawmill is leased at a basic rent of $19,000, per month, which includes certain equipment, with an option to purchase the land, buildings and equipment for $1,525,000 in March 2000.

TRANSFORMER GROUP

PIC's domestic transformer and filter manufacturing operations are housed in a 44,000 square foot, leased, single-story facility in Fort Washington, Pennsylvania, located about 30 miles from Philadelphia. The lease expires in May 2001. PIC's foreign manufacturing operations are based in an 8,400 square foot building in Port-au-Prince, Haiti, which is rented by PIC on a month-to-month basis. Management believes that these facilities are in suitable condition and are adequate for PIC's needs in the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The plaintiffs' complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. The District Court, in June 1998, dismissed the complaint in the consolidated action and ordered that the plaintiffs replead such complaints. The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed the motion for reconsideration. The Court has not ruled upon plaintiff's motion; however, the plaintiffs have not filed an amended complaint. Consequently, it cannot be determined at this time whether the dismissal of the complaint will lead to a dismissal of the consolidated action. Management believes (based on advice of legal counsel) that such litigation will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.


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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

The Common stock is listed on the American Stock Exchange, Inc. under the symbol "PLY." The following table sets forth the range of high and low sales prices for the Common stock on the American Stock Exchange for the periods indicated:

Fiscal 1998                                 High         Low
-----------                               ---------   ----------

     Quarter from October 1, 1997
       to December 31, 1997               $  1.8750   $   0.7500

     Quarter from January 1, 1998
       to March 31, 1998             (2)  $  1.0625   $   0.5000

     Quarter from April 1, 1998
       to June 30, 1998                   $  1.1875   $   0.6250

     Quarter from July 1, 1998
       to September 30, 1998              $  0.7500   $   0.3125


       Fiscal 1997                          High         Low
       -----------                        ---------   ----------

     Quarter from October 1, 1996
       to December 31, 1996               $  7.4375   $   3.8750

     Quarter from January 1, 1997
       to March 31, 1997             (1)  $  5.5000   $   3.8125

     Quarter from April 1, 1997
       to June 30, 1997              (1)  $  2.6250   $   1.2500

     Quarter from July 1, 1997
       to September 30, 1997              $  2.5000   $   0.8750


       Fiscal 1996                          High         Low
       -----------                        ---------   ----------

     Quarter from October 1, 1995
       to December 31, 1995               $  4.7500   $   3.1250

     Quarter from January 1, 1996
       to March 31, 1996                  $  4.3750   $   2.7500

     Quarter from April 1, 1996
       to June 30, 1996                   $  4.2500   $   3.0625

     Quarter from July 1, 1996
       to September 30, 1996              $  7.2500   $   1.8750

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

(2) On January 14, 1998, trading in the Company's stock was temporarily halted pending the Company's filing of its Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The stock resumed trading on February 23, 1998.

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

As of September 30, 1998, the Company estimates that there were approximately 4,200 beneficial owners of the Company's common stock, represented by 217 holders of record.


RECENT SALES OF UNREGISTERED EQUITY SECURITIES

In November 1995, the Company sold in a private transaction with Infinity Investors, Ltd. ("Infinity") for $2,500,000 cash, 250,000 shares of Series A-3 Preferred Stock having an aggregate redemption value of $2,500,000 and convertible into Common stock as provided in the Certificate of Designations for the Series A-3 Preferred Stock. During the year ended September 30, 1998, the Company issued 197,586 shares of common stock in partial satisfaction of Infinity's conversion rights.

In August 1997, the Company sold in a private transaction with Black Sea Investments, Ltd. ("Black Sea") for net proceeds of approximately $734,000 cash, 7,500 shares of Series F - 6% Convertible Preferred Stock having an aggregate redemption value of $750,000 and convertible into Common stock at a variable rate equal to 75% of the average closing market price for the Company's common stock for the previous five trading days prior to conversion. During the year ended September 30, 1998, the Company issued a total of 1,008,355 shares of common stock in satisfaction of Black Sea's conversion rights.

The shares of Preferred Stock described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued by the Company in reliance on exemptions to the Securities Act. With respect to the shares of Series A-3 Preferred Stock issued to Infinity, such shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act. Infinity was in compliance with the necessary requirements of Section 4(2) to receive such exemption. Of the shares of Series A-3 Preferred Stock that were issued, no such shares were issued to any party other than Infinity.

With respect to the shares of Series F - 6% Convertible Stock issued to Black Sea, such shares were issued pursuant to the exemption provided by Regulation S of the Securities Act. Black Sea is a non United States person as that term is defined in the Securities Act. Of the shares of the Series F - 6% Convertible Stock that were issued, no such shares were issued to any party other than Black Sea.

In December 1997, in connection with the refinancing of certain indebtedness to Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (collectively "Merrill Lynch") the Company issued warrants covering a total of 420,000 shares of the Company's Common stock. The warrants issued to Merrill Lynch covered 210,000 shares exercisable at $.01 per share (the "Penny Warrants") and an additional 210,000 shares exercisable at $1.125 per share.
The Penny Warrants were exercised and 210,000 shares of Common stock were issued in May 1998. The shares of common stock issued to Merrill Lynch were not registered under the Securities Act, and were issued pursuant to the exemption provided by Section 4(2) of the Securities Act. Merrill Lynch was in compliance with the necessary requirements of Section 4(2) to receive such exemption.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following table sets forth selected financial data for the Company for each of the last five fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes included elsewhere herein.

                                         Fiscal Year Ended September 30
-----------------------------------------------------------------------------------------------------------------------

                                                                     (Thousands of Dollars Except Per Share Data)
Income Statement Data:                                       1998          1997          1996          1995        1994
-----------------------------------------------------------------------------------------------------------------------

Revenues                                              $   146,231   $   151,949   $   149,541   $   102,035  $   24,970
Operating Income                                            7,685         6,584         6,665         6,752         355
Earnings (Loss) Before
  Extraordinary Items and
  Cumulative Effect of Change
  in Accounting Principle                                     287       (18,825)         (242)        3,286      (1,384)

Net Income (Loss)                                     $      (329)  $   (18,825)  $      (242)  $     3,286  $   (1,017)
                                                      ===========   ===========   ===========   ===========  ==========

Income (Loss) per Common Share - Basic and Diluted
  Before Cumulative Effect of
    Extraordinary Item and Change
    in Accounting Principle                           $       .01   $     (1.41)  $      (.03)  $       .26  $     (.28)
  Extraordinary Items                                        (.04)            -             -             -         .01
  Cumulative Effect of
    Accounting Change                                           -             -             -             -         .06
                                                      -----------   -----------   -----------   -----------  ----------
  Net Income (Loss)                                   $      (.03)  $     (1.41)  $      (.03)  $       .26  $     (.21)
                                                      ===========   ===========   ===========   ===========  ==========

Weighted Average Common
  and Common Equivalent
  Shares Outstanding - Basic
  and Diluted                                          14,552,462    13,632,357    13,722,552    12,745,701   4,881,454


                                                                                  As of September 30
-----------------------------------------------------------------------------------------------------------------------

                                                                                (Thousands of Dollars)
Balance Sheet Data:                                          1998          1997          1996          1995        1994
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                             $ 81,545      $ 72,149       $94,179       $88,159     $37,975
Long-Term Debt                                             29,221        23,272            -         27,230       5,259
Total Liabilities                                          73,745        62,748        68,991        66,335      23,618
Accumulated Deficit                                       (21,200)      (20,717)       (1,488)       (1,095)     (4,381)
Stockholders' Equity                                        6,601         7,402        23,998        21,137      14,357

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

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

For the year ended September 30, 1998 the Company's revenues decreased $5,718,000 (4%), to $146,231,000 from $151,949,000 for the year ended September
30, 1997. On a consolidated basis gross margins increased from 16.71% to 17.68% during the period, resulting in an increase in operating income. Operating income for the year ended September 30, 1998 increased $1,101,000 (17%) to $7,685,000 from $6,584,000 during the comparable period. The Company attributes the higher gross margins to the elimination of lower margin business and improved purchasing of raw materials and inventory. Operating income improved primarily from improved gross margins and the reduction of salaries and other general and administrative expenses at the corporate level.

For the year ended September 30, 1998, the Company's interest expense increased $1,692,000 (24%) to $8,872,000 from $7,180,000 in fiscal 1997. The increase in interest is primarily due to additional borrowings and increased charges on the Company's indebtedness to Mr. Harold Estes.

For the year ended September 30, 1998, the Company recorded a tax expense of $57,000 primarily related to state tax liabilities. The benefit in 1997 resulted primarily from the statutory tax benefit of the $18.7 million loss by the Company, reduced by the valuation allowance relating to the portion of the tax benefits that the Company was not able to utilize through carryback of such losses to prior years.

Net income before extraordinary items for the year ended September 30, 1998 increased to $287,000 from a net loss of $18,825,000 in fiscal 1997. Net income for the period included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997. Net income was adversely affected by an extraordinary expense of $616,000, relating to the early extinguishment of debt associated with the refinancing of certain indebtedness by Overhill Farms.

The Food Group's revenues decreased $2,828,000 (3%) to $93,349,000 from $96,177,000 in fiscal 1997. The decrease in revenue is primarily due to the intentional paring of lower margin business and the aggressive bidding by competitors, which if met, would have reduced profitability below minimum requirements. During the year, the Company worked closely with American Airlines and Jenny Craig to improve product selection and quality resulting in increased sales to those customers of $0.9 and $1.1 million respectively. The food service segment revenues decreased primarily because of decisions to forego sales due to profitability considerations. Carl's Jr., Jack in the Box, and Koo Koo Roo continue to be key food service customers while Panda Express and Denny's, new in fiscal 1998, expect to be significant accounts in the near
future.   Gross margins improved during the year due primarily to selectivity of sales, reduction in manufacturing expenses from capital investments and improvements in purchases of raw materials. The Company anticipates continued gross margin improvements in the future. Operating expenses increased primarily from higher general and administrative costs, professional fees and amortization associated with the refinancing of debt. Net income decreased primarily from increased interest and amortization expenses.

The Forestry Group's revenues decreased $4,153,000 (8%) to $48,049,000 from $52,202,000 in fiscal 1997. The decrease in revenue is primarily attributable to drier weather conditions in East Texas, reducing demand for new equipment.
Gross margins increased due to a change in the sales mix from new equipment to used equipment sales and parts and service. Management anticipates revenues will continue to decline slightly in fiscal 1999 while gross margins will remain firm. Operating expenses increased $843,000 during the fiscal year resulting in a $420,000 (9%) decrease in operating income for the year ended September 30, 1998. The operating expense increase resulted from TTI's investment in a controlling interest of two forestry products businesses. In the third quarter of fiscal 1998, Timberjack arranged the purchase of the rights to harvest 94,500 tons of raw timber from the U.S. Forestry Service. The timber was cut in late spring and early summer and will be processed at a sawmill the Company leased in Bon Weir, Texas. The sawmill is located in six main buildings on 68 acres which serves as storage for raw materials and finished goods. For the year ended September 30, 1998 these forestry products businesses contributed revenues of approximately $3.0 million and a net loss of approximately $170,000. Management believes this operation will be profitable in fiscal 1999 and provide the Company with diversification within the forestry industry.

The Transformer Group's sales increased $1,262,000 (35%) to $4,833,000 in fiscal 1998 from $3,570,000 in fiscal 1997. Operating income increased $118,000 (176%) to $51,000 in fiscal 1998 from a $67,000 loss in fiscal 1998. Despite higher gross margins, increased selling, general and administrative costs during the year had an adverse impact on operating income. The Company anticipates that revenues and operating income for the Transformer Group will not increase significantly as the industry is being affected by technical innovations in alternative sources of electro-mechanical devices.


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

Revenues from the Forestry Group increased substantially as that industry continued to recover from a slump in timber prices experienced in 1995 and 1996. This revenue increase more than offset the revenue reductions resulting from the disposal of the computer operations and the slight decrease in revenues of the Food Group. Selling general and administrative expenses on a consolidated basis decreased $3,210,000 primarily due to the disposal of the computer operations in July 1996. Operating income on a consolidated basis remained flat for fiscal 1997 as compared to fiscal 1996, primarily due to slightly lower gross margins in the Food segment.

For the year ended September 30, 1997, the Company had nonrecurring charges to income of $18,452,000, consisting of $14,838,000 from the Company's writeoff of its related party receivable from Stadium Partners and $3,614,000 in losses relating to the disposal of its remaining interest in the computer operations. The advances made to PLY Stadium Partners Inc. ("Stadium Partners"), a private investment firm headed by Mr. Paul A. Tanner, former Chairman and Chief Executive Officer of the Company, during fiscal 1997, 1996 and 1995 were deemed uncollectible, as the project could not secure long term financing on the land or otherwise gain the support required to construct the stadium. The Company is pursuing the recovery of at least a portion of its loans to Stadium Partners through the guarantees of the principals. Amounts due the Company consisted of convertible debt, cash advances and amounts accrued in 1996 for management fees, services and interest. The Company recorded a reserve for amounts due the Company for management fees, services, and interest totaling $3,340,000 in fiscal 1996.

During fiscal 1997, the purchaser of the Computer Group elected to discontinue that company's efforts to effect a public registration of DataTell's stock, thus precluding the Company from making a distribution of the stock to its shareholders; additionally, purchase price adjustments of $87,000 resulted in the elimination of the note receivable set up in the prior year. The purchaser also elected not to further pursue the operation of MCC, and, since the Company had been unsuccessful in its attempts to recover MCC's assets, the amount due under the $951,000 note receivable set up in the prior year was determined not to be realizable. The Company, in response to these actions by DataTell, made the decision to further reduce its involvement in computer-related businesses and entered into a new agreement with the controlling shareholder to dispose of its remaining direct ownership of DataTell. The notes and certain other assets were exchanged with the same unrelated third party for $200,000 cash and preferred stock convertible into a 3% equity interest in DataTell. This transaction resulted in a loss of $2,576,000, which in addition to the $1,038,000 loss on notes receivable described above resulted in a total loss of $3,614,000 being charged to operations during fiscal 1997 relating to the disposal of its remaining interest in the computer operations.

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

Sales in the Food Group decreased $2,594,000 (2%) to $96,177,000 in fiscal 1997 from $98,771,000 in 1996. Increased competitive pressure, particularly in the airline segment, resulted in a decline in gross profits to $14,696,000 or 15.3% as compared to $16,098,000 or 16.3% in the previous fiscal year. During the period, management implemented programs to restore margins to historical levels, primarily through more aggressive raw materials purchasing procedures, increased account profitability reviews, customer price adjustments where possible and the further implementation of manufacturing cost reduction procedures, including a significant reduction in inventory levels, especially in the area of finished goods.

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

LIQUIDITY AND CAPITAL RESOURCES

Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased $640,000 to $424,000 at September 30, 1998, compared to $1,064,000 at September 30, 1997.

The Company used $8,229,000 cash in operations in fiscal 1998, as compared to cash generated of $6,514,000 in fiscal 1997. The decrease in cash flow from operations results primarily from an $11.6 million increase in the Company's inventories. Approximately $5.4 million of the increase was inventory located at TTI's sawmill operation consisting of raw timber ($4.0 million) and finished goods ($1.4 million). Additionally, TTI's distribution operations increased equipment and parts inventory by $3.8 million for the year ended September 30, 1998. The remaining inventory increases were at Overhill.

The Company's investing activities for the year ended September 30, 1998 resulted in a use of cash of approximately $2,508,000, as compared to a use of cash of $4,750,000 for the year ended September 30, 1997. The Company's use of cash in fiscal 1998 was primarily an increase in notes receivable generated by TTI and capital expenditures at Overhill. During fiscal 1997, the Company's use of cash consisted primarily of advances to Stadium Partners.

The Company's financing activities for the year ended September 30, 1998 resulted in cash provided of $10,096,000, compared to cash used of $981,000 in fiscal 1997. In December 1997, the Company completed the refinancing of a portion of Overhill Farms debt. The refinancing included repayment of existing term debt with Finova, the repayment of the Rice subordinated debentures and the payment of certain Corporate obligations. In August 1998, TTI completed the refinancing by NationsBank of its previous credit facility with Comerica. See below for a description of the terms and payments of refinancing.

The Company in August 1997, through its subsidiary Dallas Parkway Properties, Incorporated ("DPPI"), whose principal asset was the corporate office building, borrowed $2.8 million on a first mortgage note payable to National Operating,
L.P.   The note, collateralized by the office building and guaranteed by the
Company, was payable monthly, interest only at 14% per annum through July 1, 1999, with all remaining interest and principal, together with an "exit fee" of $56,000, due and payable on August 1, 1999. The Company sold DPPI effective December 1, 1997, with the buyer assuming the debt on the corporate office building. The Company was released from its guarantee and realized a gain of approximately $988,000 on the sale.

During 1995, the Company, through Overhill, entered into a financing arrangement which provided a senior credit facility of $18.0 million with Finova Capital Corporation ("Finova") and a subordinated debt placement of $13.0 million with Rice Partners II, L.P. ("Rice"). These funds were used to provide financing for the acquisition of the operating assets of IBM Foods, Inc.

The senior credit facility included a revolving line of credit limited to the lesser of $12.0 million, or an amount determined by a defined borrowing base (based upon eligible receivables and inventory), and two term loans in initial principal amounts totaling $6.0 million. At September 30, 1998, approximately $10.0 million was outstanding under the line of credit, which bears interest at the Citibank base rate plus 1.5% (approximately 10.0% at September 30, 1998). The senior credit facility contains various covenants which include without limitation, a restriction on Overhill's capital expenditures, specified debt to net worth ratios, specified levels of net worth and a limitation on the ability of the Company to realize monies, including dividends, management and consulting fees, from Overhill to $250,000 per annum. The term loans were repaid in December 1997 as described below.

On December 4, 1997, the Company, with Overhill as the borrower and the Company as guarantor, obtained a $24.175 million term loan from The Long Horizons Fund, LP ("Long Horizons"). The note is payable monthly, interest-only at prime plus 4% through April 1999 and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19.675 million is due in December 2000. During the term of the loan, Overhill is required to pay, on a quarterly basis, annual loan servicing fees totaling $180,000, $300,000 and $440,000 for the first, second and third years of the loan, respectively. The lender also received commitment and closing fees totaling approximately $1.7 million. In the event the loan is paid in full prior to maturity, the principal amounts due under the loan are to be reduced by $500,000 if the loan is repaid in full during the second year of the loan. Long Horizons was also issued stock warrants which entitle Long Horizons to immediately acquire, at a nominal price of $.01 per share, 30% of the outstanding stock of Overhill, of which 25% (5/6 of the total shares under warrant) could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and restrictions, the percentage of Overhill that the Company can repurchase for $2,000,000 was reduced to 20% from 25%. The loan is collateralized by all the outstanding stock of Overhill owned by the Company as well as certain assets of Overhill.

Upon closing of the loan in December 1997, certain payments were made and other obligations restructured as follows:

Merrill Lynch was paid in full all amounts due for principal and interest under the 1997 bonds (approximately $1.6 million). Additionally, a partial payment of $2.8 million in principal, plus accrued interest of approximately $200,000, was made on the 1999 Bonds. The conversion price of the remaining $1.2 million principal amount of the 1999 Bonds was reduced to $3.00 per share (from $5.65 per share), subject to further adjustment as provided by the Indenture. Merrill Lynch was also granted warrants to purchase 420,000 shares of the Company's Common stock, exercisable over a five-year period, with certain registration rights. The warrants are exercisable into 210,000 shares at $.01 per share and 210,000 shares at $1.125 per share, the market price on the date of grant; the exercise prices are subject to adjustment to prevent dilution of the holders' interests.

Finova was paid approximately $1.7 million, representing payment in full of Term Loans A and B. Finova also entered into an Intercreditor Agreement with Long Horizons and extended the revolving line of credit until December 2000 at substantially the same terms and conditions.

Rice was paid all principal ($13.0 million) plus accrued interest and expenses totaling approximately $362,000 under the subordinated debt facility. Rice also received approximately $2.0 million as payment for the warrants and legal expenses in connection with the litigation. The Company also agreed to pay Rice an additional $2.0 million if Overhill were sold during the first six months, or $750,000 ($2.0 million if to certain identified parties) during the second six months, following the date of the agreement. These payments were provided for under a Compromise and Settlement Agreement With Mutual Release and resulted in the dismissal of all litigation between the Company and Rice. For the quarter ended December 31, 1997 the Company recorded a non-cash extraordinary charge to income of approximately $616,000, resulting from the early extinguishment of the Rice debt. The financing also provided the Company with approximately $900,000 in working capital.

As of September 30, 1998, the Company has a note payable outstanding to Mr. Harold Estes, former owner of Texas Timberjack, Inc. (TTI), in the amount of $16.3 million due October 6, 1998. In December 1998, the Company entered into an agreement with Mr. Estes to modify and extend the note payable to December 15, 1999 at an interest rate of 9.75% per annum, effective as of October 6, 1998. In connection with the modification, the Company agreed to assign to Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group, a private investment firm owned in part by Paul A. Tanner, former Chairman and Chief Executive Officer of Polyphase, and held by Mr. Estes as secondary collateral. The Company currently expects to obtain the rights to 2,000,000 shares owned by Pyrenees in connection with the enforcement of Pyrenees' guarantee of certain related party receivables written off in prior years. Mr. Estes has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest in TTI.

In August 1998, Timberjack obtained an $8.0 million revolving line of credit and a $4.0 million term note ("the facility") with NationsBank of Texas, N.A. ("NationsBank") to replace a previously maintained a line of credit with Comerica Bank-Texas ("Comerica"). The line of credit expires in March 1999 and amounts advanced under the line of credit bear interest at prime less .25% (approximately 8.0% at September 30, 1998), and are collateralized by substantially all of TTI's assets. Availability under the line as of September 30, 1998, after giving effect to base limitations, amounted to approximately $5.8 million ($2.2 million is outstanding at September 30, 1998). The three year term note has a fixed interest rate of 8.3%, is due in monthly installments of $111,111 plus accrued interest, and will mature in August 2001. The facility agreement contains various covenants related to receivables, capital expenditures, inventories, debt ratios, contingent liabilities and payment of dividends. Furthermore, the terms of the facility generally prohibit loans or advances from TTI to the Company, but permit the payment of taxes. The Company has guaranteed all obligations under the TTI facility.

In connection with TTI's participation in the forestry related investments, TTI's majority-owned subsidiaries, Southern Forest Products LLC and Wood Forest Products LLC, collectively obtained an $8.0 million revolving line of credit with NationsBank. The line of credit expires in April 2000 and amounts advanced under the line of credit bear interest at prime (approximately 8.25% at September 30, 1998), and are collateralized by substantially all of the assets
of the forestry subsidiaries.   Availability under the line as of September 30,
1998, after giving effect to base limitations, amounted to approximately $1.5 million.

The Company guaranteed the repayment of the Lehman loan on behalf of  Stadium
Partners.   The guarantee is only effective, in certain circumstances or upon the occurrence of certain events. A foreclosure sale was conducted on or about July 15, 1998. Notwithstanding such foreclosure action, the Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The Company believes that the funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months.


YEAR 2000

The Company has initiated a Year 2000 program to identify and address issues associated with the ability of its business systems and equipment to properly recognize the Year 2000. The purpose of this effort is to avoid interruption of the operations of the Company as a result of the century change that will occur on January 1, 2000. The Company's program includes review of its software systems, review of its operating systems, upgrade or retirement of non-compliant hardware and contacting key suppliers to assess their Year 2000 readiness.

The Food Group is completing the installation of a new integrated accounting, inventory, sales and purchasing system to replace the existing manual and computer systems supporting operations. The system software and hardware has been certified by the vendor to be Year 2000 compliant and has been implemented as a parallel system. The Forestry Group has reviewed its existing software and is the process of completing an upgrade modification. The corporate office's hardware and software systems are in the process of upgrading for obsolescence, which complements the Year 2000 Project. Each group will retire or replace its existing hardware as deemed necessary and should be completely tested and on line by June 1999.

The Company intends to begin the second phase of its Year 2000 compliance project in late January. The Company's subsidiaries will contact key vendors to access their Year 2000 readiness and evaluate non-compliance on the Company's future business.

Despite efforts to address the Year 2000 problem, there can be no guarantee that critical suppliers or entities on which the Company relies will be converted on a timely basis. The Company believes that based upon preliminary findings that most vendors are performing internal Year 2000 projects similar to the Company's and that non compliant vendors will offer alternative measures for time sensitive products. Contingency plans for obtaining goods and services from non compliant vendors will be addressed on a case by case basis.

To date, the Company has had no material expenditures for direct Year 2000 compliance procedures. The Company believes that neither the cost of its planned upgrade and modification program nor a failure to timely complete such program, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          -----------------------------------------------------------

The Company does not own, nor does it have an interest in any market risk sensitive investments. See Item 1 "Description of Business".


ITEM 8.  FINANCIAL STATEMENTS.
         ---------------------

See Index to Consolidated Financial Statements included in Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

None
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------


The information required in response to this Item 10 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.


ITEM 11.  EXECUTIVE COMPENSATION.
         ------------------------


The information required in response to this Item 11 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year covered by this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

The information required in response to this Item 12 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year by this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

The information required in response to this Item 13 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year by this report.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
          --------------------------------------------------------------

(a)  1. and 2. Financial Statements and Financial Statement Schedule.

  1. The following consolidated financial statements of Polyphase Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended September 30, 1998, are included in Item 8:

  Report of Independent Auditors                                                           F-2

  Consolidated Balance Sheets-September 30, 1998 and 1997                                  F-3

  Consolidated Statements of Operations-Years ended September 30, 1998, 1997 and 1996      F-5

  Consolidated Statements of Stockholders' Equity-Years ended
     September 30, 1998, 1997 and 1996                                                     F-7

  Consolidated Statements of Cash Flows-Years ended September 30, 1998, 1997, and 1996     F-9

  Notes to Consolidated Financial Statements                                               F-12


  2. The following consolidated financial statement schedule of Polyphase
  Corporation and subsidiaries is included in item 14(a):

  Schedule I - Condensed Financial Information of Registrant                               F-42

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

  4.1 Certificate of Designation relating to the Series A-2 Preferred Stock (incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form SB-2 [No. 33-85334] filed with the Commission on October 19, 1994 [the "Form SB-2"])

  4.2 Certificate of Designation relating to the Series A-3 Preferred Stock (incorporated by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 [the "1995 Form 10-K"])

+10.1 Stock Option Agreement for Paul A. Tanner (incorporated by reference from Exhibit 4.12 to the 1994 Form S-8)

 +10.2 Stock Option Agreement for Michael F. Buck (incorporated by reference from Exhibit 4.13 to the 1994 Form S-8)

 +10.3 Stock Option Agreement for Don E. McMillen (incorporated by reference from Exhibit 4.14 to the 1994 Form S-8)

 +10.4 Stock Option Agreement for George R. Schrader (incorporated by reference from Exhibit 4.15 to the 1994 Form S-8)

 +10.5   Stock Option Agreement for James Rudis (incorporated by reference from
         Exhibit 10.5 to the Company's Form 8-B, filed with the Commission on August 27, 1994 [the "Form 8-B"])

 +10.6 Stock Option Agreement for William E. Shatley (incorporated by reference from Exhibit 10.6 to the Form 8-B)

 +10.7 Employment Agreement, dated as of November 1, 1993, between Harold Estes and Texas Timberjack, Inc. (incorporated by reference from
         Exhibit 2 to the Company's Form 8-K dated June 24, 1994 [the "1994 Form 8-K"])

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

  +10.49 Stock Option Agreement for William E. Shatley dated July 23, 1996
         (incorporated by reference from Exhibit 10.52 to the 1996 Form 10-K)

  +10.50 Stock Option Agreement for Michael F. Buck dated July 23, 1996
         (incorporated by reference from Exhibit 10.53 to the 1996 Form 10-K)

  +10.51 Stock Option Agreement for George R. Schrader dated July 23, 1996
         (incorporated by reference from Exhibit 10.54 to the 1996 Form 10-K)

  +10.52 Stock Option Agreement for Paul A. Tanner, Jr. dated July 23, 1996 (incorporated by reference from Exhibit 10.55 to the 1996 Form 10-K)

  10.53 Convertible Promissory Note, dated January 1, 1996 by and between PLY Stadium Partners, Inc. and Polyphase Corporation (incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 [the "1997 Form 10-K"])

  10.54 Master Loan Agreement, dated January 1, 1996 by and between Polyphase Corporation and PLY Stadium Partners, Inc. (incorporated by reference from Exhibit 10.54 to the 1997 Form 10-K)

  10.55 Guaranty, dated January 1, 1996 by Paul A. Tanner to Polyphase Corporation (incorporated by reference from Exhibit 10.55 to the 1997 Form 10-K)

  10.56 Guaranty, dated January 1, 1996 by Pyrenees Group, Inc. to Polyphase Corporation (incorporated by reference from Exhibit 10.56 to the 1997 Form 10-K)

  10.57 Management Agreement, dated January 1, 1996 by and between PLY Stadium Partners, Inc. and Polyphase Corporation (incorporated by reference from Exhibit 10.57 to the 1997 Form 10-K)

  10.58 Security Agreement, dated January 1, 1996, between Paul A. Tanner and Polyphase Corporation (incorporated by reference from Exhibit 10.58 to the 1997 Form 10-K)

  10.59 Security Agreement, dated January 1, 1996, between Pyrenees Group, Inc. and Polyphase Corporation (incorporated by reference from Exhibit
          10.59 to the 1997 Form 10-K)

  +10.60 Stock Option Agreement for David Weinreb dated January 17, 1997 (incorporated by reference from Exhibit 10.60 to the 1997 Form 10-K)

  10.61 Amended Renewal Promissory Note in the amount of $14,341,256 dated December 2, 1997, payable by Polyphase Corporation to Harold Estes (incorporated by reference from Exhibit 10.61 to the 1997 Form 10-K)

  10.62 Amended Pledge Agreement, dated as of December 2, 1997, between Polyphase Corporation and Harold Estes (incorporated by reference from
          Exhibit 10.62 to the 1997 Form 10-K)

  10.63 Amended Security Agreement, dated as of December 2, 1997, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from Exhibit 10.63 to the 1997 Form 10-K)

  10.64 Term Loan Agreement in the amount of $22,500,000, dated December 4, 1997, among Overhill Farms, Inc. as borrower, Polyphase Corporation as guarantor and The Long Horizons, Fund, L.P. as lender (incorporated by reference from Exhibit 10.64 to the 1997 Form 10-K)

  10.65 Security Agreement, dated December 4, 1997, between Overhill Farms, Inc. as grantor and The Long Horizons Fund, L.P. as lender (incorporated by reference from Exhibit 10.65 to the 1997 Form 10-K)

  10.66 Assignment for Security (Trademarks) dated December 4, 1997, between Overhill Farms, Inc. as assignor and The Long Horizons Fund, L.P. as assignee (incorporated by reference from Exhibit 10.66 to the 1997 Form 10-K)

  10.67 Pledge and Security Agreement, dated December 4, 1997, among Polyphase Corporation as the pledgor, in favor of The Long Horizons Fund, L.P. as the lender and Overhill Farms, Inc. as the borrower (incorporated by reference from Exhibit 10.67 to the 1997 Form 10-K)

  10.68 Registration Rights Agreement, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P. (incorporated by reference from Exhibit 10.68 to the 1997 Form 10-K)

  10.69 Common Stock Purchase Warrant, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P. (incorporated by reference from Exhibit 10.69 to the 1997 Form 10-K)

  10.70 Voting Rights Agreement, dated December 4, 1997, among Polyphase Corporation, The Long Horizons Fund, L.P. and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.70 to the 1997 Form 10-K)

  10.71 Supplemental Indenture, dated as of December 5, 1997, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from Exhibit 10.71 to the 1997 Form 10-K)

  10.72 Compromise Settlement Agreement with Mutual Release between Polyphase Corporation and Rice Partners II, L.P. (incorporated by reference from
          Exhibit 10.72 to the 1997 Form 10-K)

  10.73 Stock Purchase Agreement between Letronix Acquisition Corp. and Polyphase Corporation dated July 1, 1997 (incorporated by reference from Exhibit 10.73 to the 1997 Form 10-K)

  10.74 Certificate of Designation of Preferences of Series B Preferred Stock of Letronix Acquisition Corporation dated July 2, 1997 (incorporated by reference from Exhibit 10.74 to the 1997 Form 10-K)

  10.75 Term Loan Agreement in the amount of $2,800,000, dated August 29, 1997, between Dallas Parkway Properties, Incorporated and National Operating, L.P. (incorporated by reference from Exhibit 10.75 to the 1997 Form 10-K)

  10.76 Warrant to Purchase 500,000 Shares of Common Shares of Polyphase Corporation by Black Sea Investments, Ltd., dated August 29,1997 (incorporated by reference from Exhibit 10.76 to the 1997 Form 10-K)

  10.77 Offshore Securities Subscription Agreement to purchase 7,500 Shares of Series F 6% Convertible Preferred between Polyphase Corporation and Black Sea Investments, Ltd., dated August 29,1997 (incorporated by reference from Exhibit 10.77 to the 1997 Form 10-K)

  10.78 Stock Exchange Agreement by and between Tollway Properties, Inc. and Polyphase Corporation date as of December 1, 1997 (incorporated by reference from Exhibit 10.78 to the 1997 Form 10-K)

  10.79 Release and Settlement Agreement between Dallas Parkway Properties, Incorporated and Polyphase Corporation dated as of December 1, 1997 (incorporated by reference from Exhibit 10.79 to the 1997 Form 10-K)

  10.80 General Release between Dallas Parkway Properties, Incorporated and National Operating, L.P. dated as of December 1, 1997 (incorporated by reference from Exhibit 10.80 to the 1997 Form 10-K)

  10.81** Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch World Income Fund, Inc.

  10.82** Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch Convertible Fund, Inc.

  10.83** Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1)

  10.84** Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1a)

  10.85** Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2)

  10.86** Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2a)

  10.87** Registration Rights Agreement, dated as of April 24, 1998, among
          Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Merrill Lynch Convertible Fund, Inc.

  10.88** Guaranty, dated August 7, 1998 by Polyphase Corporation to
          NationsBank

  10.89** Loan Agreement in the amount of $12,000,000 dated August 7,
          1998 between NationsBank, as lender and Texas Timberjack, as borrower.

  10.90** Promissory Note in the amount of $4,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower.

  10.91** Promissory Note in the amount of $8,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower.

  10.92** Security Agreement dated August 7, 1998 by Texas Timberjack to NationsBank

 +10.93** Stock Option Agreement for Michael F. Buck, dated March 17, 1998

 +10.94** Stock Option Agreement for George R. Schrader, dated March 17, 1998

  21.1**  Subsidiaries of the Registrant.

  23.1**  Consent of Ernst & Young LLP

  27.1**  Financial Data Schedule

  --------------------------
  +  Management contract or compensatory plan or arrangement.
  ** Filed herewith.



(b). Reports on Form 8-K
     -------------------

  No reports on Form 8-K were filed by the Registrant during the last quarter of the Fiscal Year Ended September 30, 1998.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


POLYPHASE CORPORATION



By:  /s/ James Rudis                                           December 22, 1998
     ---------------
     James Rudis
     Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /s/ James Rudis                                               December 22, 1998
----------------
James Rudis
Chief Executive Officer,
Chairman of the Board,
President and Director
(Principal Executive Officer)



 /s/ William E. Shatley                                        December 22, 1998
-----------------------
William E. Shatley
Senior Vice President, Treasurer,
Chief Financial Officer and Director
(Principal Financial and
Accounting Officer)



 /s/ George R. Schrader                                        December 22, 1998
-----------------------
George R. Schrader
Director



 /s/ Michael F. Buck                                           December 22, 1998
--------------------
Michael F. Buck
Director

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                  F-2


Financial Statements:
---------------------

  Consolidated Balance Sheets                                   F-3
  Consolidated Statements of Operations                         F-5
  Consolidated Statements of Stockholders' Equity               F-7
  Consolidated Statements of Cash Flows                         F-9
  Notes to Consolidated Financial Statements                   F-12

Financial Statement Schedule:
-----------------------------

  Schedule I - Condensed Financial Information of Registrant   F-42

                         Report of Independent Auditors


To the Board of Directors and Stockholders of Polyphase Corporation


We have audited the accompanying consolidated balance sheets of Polyphase Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polyphase Corporation and subsidiaries at September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



                                                            ERNST & YOUNG LLP

December 18, 1998
Dallas, Texas

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   September 30,
                                                           --------------------------
                                                               1998           1997
                                                           -----------    -----------
Current assets:
 Cash                                                      $   423,957    $ 1,064,259
 Receivables, net of allowance for doubtful
   accounts of $562,800 and $576,192
   in 1998 and 1997, respectively:
    Trade accounts                                          13,839,250     11,576,650
    Current portion of sales contracts                       3,879,420      5,770,626
    Notes receivable                                         1,813,232        939,621
 Inventories                                                34,568,628     23,002,020
 Prepaid expenses and other                                    527,999      1,607,644
                                                           -----------    -----------
      Total current assets                                  55,052,486     43,960,820
                                                           -----------    -----------


Property and equipment:
 Land                                                          432,000        765,000
 Buildings and improvements                                  4,054,854      4,660,582
 Machinery, equipment and other                              9,490,827      8,953,076
                                                           -----------    -----------
                                                            13,977,681     14,378,658
 Accumulated depreciation                                    7,526,281      5,954,554
                                                           -----------    -----------
                                                             6,451,400      8,424,104
                                                           -----------    -----------

Other assets:
 Noncurrent receivables:
   Sales contracts                                           1,363,039      2,027,518
   Related parties                                             670,655        522,597
 Excess of cost over fair value of net assets acquired,
   net of accumulated amortization of $3,183,743
   and $2,370,455 in 1998 and 1997, respectively            13,414,996     14,228,284
 Other intangible assets                                     2,494,754      1,197,139
 Restricted cash                                               672,898        717,358
 Other                                                       1,425,147      1,071,629
                                                           -----------    -----------
                                                            20,041,489     19,764,525
                                                           -----------    -----------
 Total Assets                                              $81,545,375    $72,149,449
                                                           ===========    ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,
                                                           -----------------------------
                                                                1998           1997
                                                           -------------   -------------
Current liabilities:
 Notes payable                                             $ 14,409,681    $  9,013,099
 Accounts payable                                             6,085,703       7,775,022
 Accrued expenses and other                                   3,514,685       2,251,035
 Current maturities of long-term debt                         3,533,333       5,720,000
                                                           ------------    ------------
     Total current liabilities                               27,543,402      24,759,156

Long-term debt, less current maturities                      29,220,972      23,272,280
Note payable and accrued interest to related party           16,307,405      13,998,916
Reserve for credit guarantees                                   672,898         717,358
                                                           ------------    ------------
     Total liabilities                                       73,744,677      62,747,710

Commitments and contingencies

Warrants to purchase common stock of subsidiary               1,200,000       2,000,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized 50,000,000
  shares, issued and outstanding, 115,000
  and 132,500 in 1998 and 1997, respectively                      1,150           1,325
 Common stock, $.01 par value, authorized 100,000,000
  shares, issued and outstanding, 15,080,050
  and 13,664,109 in 1998 and 1997, respectively                 150,800         136,641
 Paid-in capital                                             28,623,811      28,955,695
 Accumulated deficit                                        (21,199,744)    (20,716,603)
 Notes receivable from related party                           (975,319)       (975,319)
                                                           ------------    ------------
     Total stockholders' equity                               6,600,698       7,401,739
                                                           ------------    ------------
Total Liabilities and Stockholders' Equity                 $ 81,545,375    $ 72,149,449
                                                           ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Years Ended
                                                                        September 30,
                                              -----------------------------------------------------------------
                                                   1998                      1997                      1996
                                              -------------             -------------             -------------
Net revenues                                  $ 146,230,922             $ 151,948,553             $ 149,540,785
Cost of sales                                   120,378,877               126,565,112               120,865,827
                                              -------------             -------------             -------------
Gross profit                                     25,852,045                25,383,441                28,674,958

Selling, general and administrative expenses     18,167,524                18,799,917                22,009,991
                                              -------------             -------------             -------------
Operating income                                  7,684,521                 6,583,524                 6,664,967
                                              -------------             -------------             -------------
Other income (expenses):
 Loss on related party receivable                         -               (14,838,456)                        -
 Loss on investment in computer operations                -                (3,613,815)                        -
 Gain on sale of assets                             987,857                         -                   827,852
 Interest expense                                (8,871,535)               (7,179,973)               (6,389,926)
 Interest income and other                          543,080                   380,655                   751,385
                                              -------------             -------------             -------------
  Total other expenses                           (7,340,598)              (25,251,589)               (4,810,689)
                                              -------------             -------------             -------------
Income (loss) before income taxes,
 warrant accretion and extraordinary item           343,923               (18,668,065)                1,854,278

Income tax (benefit) expense                         56,575                  (653,683)                1,593,542
                                              -------------             -------------             -------------
                                                    287,348               (18,014,382)                  260,736

Accretion of warrants to purchase
 common stock of subsidiary                               -                   810,776                   502,948
                                              -------------             -------------             -------------
Net income (loss) before
 extraordinary item                                 287,348               (18,825,158)                 (242,212)

Extraordinary item:
 Early extinguishment of debt                      (616,239)                        -                         -
                                              -------------             -------------             -------------
Net loss                                           (328,891)              (18,825,158)                 (242,212)

Dividends on preferred stock                        154,250                   403,750                   150,000
                                              -------------             -------------             -------------
Net loss attributable to
 common stockholders                          $    (483,141)            $ (19,228,908)            $    (392,212)
                                              =============             =============             =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   September 30,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  ------------
Per share data, basic and diluted:

Net income (loss) per common share:
 Income (loss) before
  extraordinary item                  $       .01   $     (1.41)  $      (.03)
 Extraordinary item                          (.04)            -             -
                                      -----------   -----------   -----------
 Net loss per common share            $      (.03)  $     (1.41)  $      (.03)
                                      ===========   ===========   ===========

Weighted average shares outstanding,
 basic and diluted                     14,552,462    13,632,357    13,722,552
                                      ===========   ===========   ===========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1998

                                  Preferred Stock           Common Stock        Paid-in     Accumulated      Notes
                               Shares       Amount       Shares      Amount     Capital       Deficit      Receivable       Total
                            -----------  -----------  ----------  ----------  -----------  -------------  ------------  -----------
Balance,
 September 30, 1995                 -     $      -    12,621,966  $  126,220  $22,106,606  $ (1,095,483) $          -    $21,137,343
Exercise of Series D
 preferred stock options
 by Pyrenees                  200,000        2,000                              1,998,000                 (2,000,000)
Conversion of preferred
 shares to common shares     (200,000)      (2,000)     500,000       5,000       (3,000)
Private placement of
 Series A-3 preferred stock   250,000        2,500                             2,497,500                                  2,500,000
Exercise of common
 stock options                                            75,000         750       49,250                                    50,000
Payments on Pyrenees note                                                                                    720,911        720,911
Stock issuance costs                                                              (17,642)                                  (17,642)
Dividends on preferred
 stock                                                                                         (150,000)                   (150,000)
Net loss for 1996                                                                              (242,212)                   (242,212)
                            -----------  -----------  ----------  ----------  -----------  -------------  ------------  -----------
Balance,
 September 30, 1996           250,000        2,500    13,196,966     131,970   26,630,714    (1,487,695)  (1,279,089)    23,998,400
                            -----------  -----------  ----------  ----------  -----------  -------------  ------------  -----------
Exercise of common stock
 options                                                 110,000       1,100       55,500                                    56,600
Preferred shares tendered
 for exercise of options     (125,000)      (1,250)      357,143       3,571      197,679                                   200,000
Stock issuance costs                                                              (35,000)                                  (35,000)
Payments on Pyrenees note                                                                                    303,770        303,770
Stock option granted for
 services                                                                         973,000                                   973,000
Private placement of
 Series F preferred stock       7,500           75                                983,802                                   983,877
Issuance of warrant                                                               150,000                                   150,000
Dividends on preferred
 stock                                                                                         (403,750)                   (403,750)
Net loss for 1997                                                                           (18,825,158)                (18,825,158)
                            -----------  -----------  ----------  ----------  -----------  -------------  ------------  -----------
Balance,
 September 30, 1997           132,500     $  1,325    13,664,109  $  136,641  $28,955,695  $(20,716,603) $  (975,319)  $  7,401,739
                            -----------  -----------  ----------  ----------  -----------  -------------  ------------  -----------

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1998

                                  Preferred Stock           Common Stock        Paid-in     Accumulated      Notes
                               Shares       Amount       Shares      Amount     Capital       Deficit      Receivable       Total
                            -----------  -----------  ----------  ----------  -----------  -------------  ------------  -----------
Conversion of preferred
 shares
  and accrued dividends to
 common stock                 (17,500)        (175)    1,205,941      12,059       10,616                                    22,500
Issuance of warrants                                                              175,000                                   175,000
Exercise of stock purchase
 warrants                                                210,000       2,100                                                  2,100
Stock issuance costs                                                              (17,500)                                  (17,500)
Settlement of stock option
 cancellation                                                                    (500,000)                                 (500,000)
Dividends on preferred
 stock                                                                                         (154,250)                   (154,250)
Net loss for 1998                                                                              (328,891)                   (328,891)
                           ----------  -----------  ------------  ----------  -----------  -------------  -----------  ------------
Balance,
 September 30, 1998           115,000  $     1,150    15,080,050  $  150,800  $28,623,811  $(21,199,744)  $ (975,319)  $  6,600,698
                           ==========  ===========  ============  ==========  ===========  =============  ===========  ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Years Ended
                                                                   September 30,
                                                ---------------------------------------------------
                                                      1998             1997             1996
                                                ---------------  ---------------  -----------------
Cash flow provided by (used in)
 operating activities:
Net loss                                        $     (328,891)   $(18,825,158)   $       (242,212)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                      4,270,728       3,968,100           3,417,137
  Equity in the loss of
    non-consolidated subsidiaries                            -               -              22,437
  Provision for doubtful accounts                      151,171          57,088              58,094
  Gain on sale of assets                              (987,857)              -                   -
  Loss on related party receivable                           -      14,838,456           3,340,000
  Loss on disposition of computer segment                    -       3,613,815                   -
  Deferred income tax                                        -         233,339             134,268
  Accretion of warrants to purchase common
   stock of subsidiary                                       -         810,776             502,948
  Recognition of deferred rent reductions                    -               -             (80,413)
  Extraordinary item- early extinguishment
   of debt                                             616,239               -                   -
Changes in:
  Accounts and sales contracts receivable              238,128         625,847          (3,461,283)
  Inventories                                      (11,566,608)      5,025,759          (3,618,788)
  Prepaid expenses and other                           229,513         845,100             575,814
  Accounts payable                                  (1,689,319)       (806,048)          1,414,236
  Accrued expenses and other                           838,150      (3,873,212)            712,401
                                                --------------    ------------    ----------------
      Net cash provided by (used in)
       operating activities                         (8,228,746)      6,513,862           2,774,639
                                                --------------    ------------    ----------------

Cash flows provided by (used in)
 investing activities:
  Capital expenditures, net                         (1,389,773)       (758,054)         (2,656,209)
  Notes and other receivables                       (1,131,537)      1,070,691             242,967
  Receivables from related parties                      13,654      (5,062,365)         (9,560,696)
  Cash from the sale of subsidiaries                         -               -             475,000
  Change in operating assets and liabilities
   due to sale of subsidiaries                               -               -           1,687,124
                                                --------------    ------------    ----------------
      Net cash used in investing activities     $   (2,507,656)   $ (4,749,728)   $     (9,811,814)
                                                --------------    ------------    ----------------

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended
                                                                                 September 30,
                                                    ---------------------------------------------------------------------
                                                          1998                       1997                     1996
                                                    ----------------         -------------------      -------------------
Cash flows provided by (used in)
 financing activities:

Net borrowings (principal payments) on
  line of credit arrangements                       $    3,041,139           $     (2,685,537)        $     (1,293,837)
Net borrowings on other notes payable
 and long-term debt                                     31,224,906                    799,196                1,886,644
Proceeds from the issuance of
 12% subordinated debentures                                     -                          -                1,500,000
Principal payments on term notes                        (1,982,280)                         -                        -
Principal payments on convertible bonds                 (4,300,000)                         -                        -
Principal payments on
     subordinated debentures                           (13,000,000)                         -                        -
Redemption of Overhill warrants                         (2,000,000)                         -                        -
Deferred financing costs                                (2,718,015)                         -                        -
Proceeds from private placements of
 preferred stock                                                 -                    733,877                2,500,000
Advances to related parties                                      -                          -               (1,153,000)
Exercise of common stock options
 and warrants                                                2,100                     56,600                   50,000
Principal collections on Pyrenees
 note receivable                                                 -                    303,770                  720,911
Dividends on preferred stock                              (154,250)                  (153,750)                (150,000)
Common stock issuance costs                                (17,500)                   (35,000)                 (17,642)
                                                    --------------           ----------------         ----------------
   Net cash provided by (used in)
    financing activities                                10,096,100                   (980,844)               4,043,076
                                                    --------------           ----------------         ----------------
Net increase (decrease) in cash                           (640,302)                   783,290               (2,994,099)
Cash at beginning of year                                1,064,259                    280,969                3,275,068
                                                    --------------           ----------------         ----------------
Cash at end of year                                 $      423,957           $      1,064,259         $        280,969
                                                    ==============           ================         ================
Supplemental schedule of cash flow information:
 Cash paid during the year for:
  Interest                                          $    5,433,057           $      5,510,229         $      4,354,072
  Income taxes                                      $            -           $      1,001,461         $         75,000

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of non-cash investing and financing activities:

In October 1996, an unrelated third party exercised an option to purchase 357,143 shares of common stock. As consideration, the Company received 125,000 shares of Series A-3 Preferred Stock having a redemption value of $1,250,000.

In November 1996, a former executive of the Company exercised options on 35,000 shares of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000.

In January 1997, an unrelated third party was granted an option on 200,000 shares of common stock, exercisable at $.01 per share, in exchange for a two year consulting agreement valued at $973,000.

In August 1997, in connection with the sale of Series F 6% Preferred Stock to an unrelated third party, the Company issued warrants to purchase 500,000 shares of the Company's common stock, exercisable at $1.50 per share. The Company valued the warrants at $150,000. Also in connection with the transaction, the Company recorded a dividend of $250,000 representing the value assigned to the preferred stock's discount feature (See Note 10).

In December 1997, in connection with the new Overhill Farms credit agreement, warrants to purchase 30% of the common stock of Overhill at a nominal exercise price were issued having an estimated fair value of $1,200,000 (See Notes 3 and 9).

In connection with the refinancing of certain indebtedness with Merrill Lynch, the Company issued warrants to purchase 210,000 shares of the Company's common stock exercisable at $.01 per share and 210,000 shares exercisable at $1.125 per share. Such warrants were valued at $175,000.

In September 1998, the Company recorded a liability, together with a corresponding charge to paid in capital, for $500,000 in connection with the settlement of a lawsuit (See Note 10).

In September 1998, the Company issued common shares valued at $22,500 in payment of accrued dividends (See Note 10).



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  COMPANY AND ORGANIZATIONAL MATTERS

  NATURE OF BUSINESS

  Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, operates in three industry segments: the food segment, the forestry segment and the transformer segment. The food segment (the "Food Group"), which consists of the Company's wholly-owned subsidiary Overhill Farms, Inc. ("Overhill"), produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties. The forestry segment (the "Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc.("TTI") and TTI's majority-owned subsidiaries Southern Forest Products LLC ("SFP")and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and saw mill operations. The transformer segment (the "Transformer Group"), which consists of the Company's wholly-owned subsidiary Polyphase Instrument Co. ("PIC"), manufactures and markets electronic transformers, inductors and filters.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

  FISCAL YEAR

  The Company and its subsidiaries' fiscal year, except for the Food Group, ends on September 30. The Food Group utilizes a 52 - 53 week accounting period which ends on the Sunday closest to September 30.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  The Company's wholly-owned Forestry Group subsidiary, Texas Timberjack, Inc, ("TTI"), is a retailer of timber and logging equipment. TTI grants credit to customers, substantially all of whom are located in East Texas or the western portion of Louisiana, and which rely on the logging industry for their ability to repay debt to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

  For the years ended September 30, 1998, 1997 and 1996, the Company had charges to the allowance for doubtful accounts of $535,489, $317,145 and $134,367, respectively.

  FINANCIAL INSTRUMENTS

  The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

  INVENTORIES

  Inventories of raw materials, work-in-process and finished goods for manufacturing and assembly operations and food processing are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method and using the average cost method for raw timber and finished wood products. Inventories of major units are valued at the lower of cost or market or, in the case of repossessed and used units, net realizable value, based upon the specific identification method.

  CONCENTRATION OF SOURCES OF LABOR

  The Food Group's total hourly and salaried work force consists of approximately 710 employees. Approximately 77% of the Company's work force is covered by collective bargaining agreements expiring in fiscal years 1999 and 2000. The Company has currently begun preliminary negotiations with representatives of employees under collective bargaining agreements expiring in fiscal 1999 and considers its union relations to be good.

  PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method for financial reporting purposes over the estimated useful lives of the

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  STOCK OPTIONS

  The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation", which provides for either recognition or disclosure of a hypothetical charge for the fair value of stock options granted. The Company has provided the required SFAS 123 disclosures in Note 10.

  REVENUE RECOGNITION

  The Company generally recognizes revenue when products are shipped or services are performed and provides for estimated returns and allowances at the time of sale.

  A significant amount of business in the Company's Forestry Group relates to the sale of equipment through sales/finance contracts. Revenue is recognized on these accounts using the installment method (See Note 4). Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received. These deferred profits are recorded as sales revenue as funds are received, based on the relative percentage of transaction profit to the sales price. Interest on the contract is recognized on a cash basis due to frequent late payments and periodic repossessions.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Key sales and income information for the Forestry Group for fiscal 1998, 1997 and 1996 are:

                                                   1998               1997               1996
                                              -------------      -------------      -------------

  Equipment sales total                       $  35,459,912      $  43,460,398      $  28,210,292
  Equipment sales financed                        3,255,692          3,608,210          3,005,776
  Income earned on installment basis              2,343,423          1,613,172          2,046,730
  Interest income earned on installment notes     1,317,215          1,457,125          1,634,621

  INCOME TAXES

  Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  INCOME (LOSS) PER SHARE

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

  Options to purchase 728,000 shares of common stock at a weighted average exercise price of $1.58 per share, warrants to purchase 920,000 shares of common stock at a weighted average exercise price of $1.07 per share, and 132,500 shares of preferred stock convertible into shares of common stock based on various prices were outstanding during the year ended September 30, 1998. These equity securities were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  LIQUIDITY

  As described in Note 1, the Company operates in three industry segments: the Food Group, the Forestry Group and the Transformer Group. The majority of the Company's net sales, operating profit and identifiable assets are in the Food and Forestry Groups. The Company's corporate entity has no significant operations and has historically been primarily dependent upon cash flows from its Food and Forestry Groups to meet its ongoing liquidity requirements. As a result of various restrictions in debt agreements that exist at the Food and Forestry Group levels (See Notes 8 and 9), the Company is generally restricted from receiving any dividends, loans or other advances from those subsidiaries and is limited to management fees of $250,000 per year from Overhill.

  As of September 30, 1998, the Company had a note payable outstanding to Mr. Harold Estes, former owner of Texas Timberjack, Inc. (TTI), in the amount of $16.3 million due October 6, 1998 (See Note 9). In December 1998, the Company entered into an agreement with Mr. Estes to modify and extend the note payable to December 15, 1999, at an interest rate of 9.75% per annum, effective as of October 6, 1998. In connection with the modification, the Company agreed to assign to Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group, a private investment firm owned in part by Paul A. Tanner, former Chairman and Chief Executive Officer of Polyphase, and held by Mr. Estes as secondary collateral. Mr. Estes has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest in TTI.

  As of September 30, 1998, the Company has senior convertible debentures outstanding with a principal balance of $1.2 million, bearing interest at 12% per annum, with all principal and accrued interest due and payable July 1, 1999. The Company currently intends to pursue the refinancing of this obligation on a long-term basis prior to maturity, either through the existing lender or otherwise. However, there can be no assurance that such indebtedness can be refinanced. In the event an extension of this obligation cannot be obtained, the Company plans to use corporate working capital and funds received from its subsidiaries for management fees and federal income taxes to satisfy this obligation.

  On December 5, 1997, the Company's subsidiary, Overhill Farms, obtained a $24.175 million, three-year term loan from The Long Horizons Fund, L.P. (Long Horizons). The note requires interest-only payments monthly at prime plus 4% through April 1999, and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19,675,000 is due on December 5, 2000. In addition, under the terms of the agreement, the Company granted stock warrants that entitle Long Horizons to immediately acquire at $.01 per share, 30% of the common stock of Overhill, of which 25% (5/6 of the total shares under warrant) could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and restrictions, the percentage of Overhill that the Company can repurchase for

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  $2,000,000 was reduced to 20% from 25%. There are no assurances that the Company will be able to repurchase the aforementioned shares.

  During the fiscal year ended September 30, 1998, the Company violated several financial covenants under Overhill's credit agreements. In June 1998, the Company amended certain of these covenants and obtained waivers for all previous defaults. As of September 30, 1998, the Company was in compliance with all covenants under its credit facilities, with the exception of one covenant with respect to a limitation on capital expenditures at Overhill. Subsequent to September 30, 1998, the Company obtained a waiver for the capital expenditure issue. Cross-default provisions are currently in effect on certain of the Company's debt agreements. Based upon Overhill's operating budget, the Company expects to be in compliance with all of its debt covenants during fiscal 1999.

  As discussed more fully in Note 13, the Company has guaranteed, in certain circumstances, a loan from Lehman Brothers Holdings, Inc. ("Lehman") to a Nevada partnership formed by an entity headed by Mr. Tanner, and Lehman, to purchase a parcel of land in Las Vegas, Nevada. The Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee.

  The Company during fiscal 1998, undertook several initiatives in order to reduce the costs of operating its corporate offices. In December 1997, the Company sold its Dallas Parkway Properties, Incorporated subsidiary, whose principal asset was the Company's corporate headquarters building, with the buyer assuming the related debt of approximately $2.8 million. Additionally, the Company relocated its corporate offices during the second quarter of fiscal 1998 and reduced its cash flow requirements as a result of lower occupancy expenses. In addition, the Company eliminated certain corporate level positions to further reduce future corporate cash requirements.

4.  SALES CONTRACTS RECEIVABLE

  The Company's Forestry Group provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company's net investment in these contracts as of September 30, 1998 and 1997 and the related deferred income based on the installment method of income recognition.

                                                    1998          1997
                                                ------------  -------------

Contracts outstanding                           $  8,738,682   $ 11,749,849
Less deferred income                              (3,322,066)    (3,834,107)
                                                ------------   ------------
                                                   5,416,616      7,915,742
Less allowance for doubtful accounts                (174,157)      (117,598)
                                                ------------   ------------
Net investment in sales contracts receivable    $  5,242,459   $  7,798,144
                                                ============   ============

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The following is a summary of the maturities of the sales contracts receivable and related deferred income:

                                Contracts        Deferred
Due September 30,              Outstanding        Income             Net
-----------------             -------------    -------------    -------------
     1999                     $  6,473,008     $  2,529,302     $  3,943,706
     2000                        1,908,353          676,397        1,231,956
     2001                          321,478          109,334          212,144
     2002                           35,843            7,033           28,810
                              -------------    -------------    -------------
                              $  8,738,682     $  3,322,066     $  5,416,616
                              =============    =============    =============

5.  NOTES RECEIVABLE

  The Forestry Group periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes have interest rates that range from 12% to 18%, are due within one year and are secured by a variety of marketable collateral. Interest is accrued on notes receivable as long as the Company believes the notes are collectible. The accrued interest is added to the note and is shown as part of that balance in the accompanying statements. Allowances are established periodically if, at the date of valuation, management feels it is probable that a loss exists in the portfolio. The allowance is established based upon payment history, evaluation of the portfolio and the related expected credit risk.

  The Company had $1,813,232 and $939,621 of short term notes receivable as of September 30, 1998 and 1997, respectively, from unrelated corporations and individuals, net of allowances of $208,743 and $277,092, respectively. The loans are secured primarily by land, timber and equipment. At September 30, 1998, approximately $371,000 of such notes receivable were no longer accruing interest. All notes receivable are due in less than one year.

6.  INVENTORIES

 Inventories are summarized as follows:                 September 30
                                                ---------------------------
                                                     1998          1997
                                                -------------  ------------
 Finished goods                                 $ 24,162,010   $ 19,241,149
 Work-in-process                                     430,507        691,284
 Raw materials                                    10,228,111      3,269,587
 Inventory reserve                                  (252,000)      (200,000)
                                                ------------   ------------
  Total                                         $ 34,568,628   $ 23,002,020
                                                ============   ============

  As of September 30, 1998, finished goods inventories are comprised of approximately $5,576,000 in inventories at the Food Group, $16,745,000 in timber and logging related

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  equipment, $1,198,000 in finished wood products and $642,000 in transformers. As of September 30, 1998, raw materials inventories are comprised of approximately $4,684,000 in inventories at the Food Group, $4,207,000 in harvested but unprocessed timber and $1,338,000 in transformer parts.

7.  OTHER INTANGIBLE ASSETS

  Other intangible assets are summarized as follows:

                                                September 30,
                                        -----------------------------
                                            1998             1997
                                        ------------     ------------
Non-compete agreements (a)              $    700,000     $    700,000
Deferred financing costs (b)               2,608,733          878,216
Consulting contract (c)                      200,000          200,000
Other                                        322,132          421,733
                                        ------------     ------------
                                           3,830,865        2,199,949
Less accumulated amortization             (1,336,111)      (1,002,810)
                                        ------------     ------------
                                        $  2,494,754     $  1,197,139
                                        ============     ============

  (a) The Company has noncompete agreements with the seller and an officer of Texas Timberjack, Inc.; such amounts are being amortized over the seven year life of each agreement.

  (b) The Company incurred certain legal, brokerage and other costs associated with the financing of the initial acquisition of Overhill Farms and the subsequent refinancing of debt in December 1997. These costs are being amortized over periods of three to five years (See Note 8 regarding the write off of certain costs associated with the initial acquisition financing).

  (c) The Company granted a former executive options on 35,000 shares of common stock at $.01 per share. The options were granted in consideration of a two year consulting contract and were valued at $200,000 based on the fair market value at the date of grant. The contract is being amortized over the two year period.

8.  NOTES PAYABLE

  Notes payable consist of the following:

                                                                             September 30,
                                                                  --------------------------------------
                                                                        1998                   1997
                                                                  --------------        ----------------
  Note payable to Ford Motor Credit Corporation (a)               $      979,451        $        536,885
  Note payable to Associates First Capital Corporation (b)               905,948                 550,845
  Note payable to Finova Capital Corporation (c)                       9,959,425               7,875,369
  Note payable to NationsBank (d)                                      2,200,000                       -
  Other notes payable                                                    364,857                  50,000
                                                                  --------------        ----------------
                                                                  $   14,409,681        $      9,013,099
                                                                  ==============        ================

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) TTI has a floor plan note with Ford Motor Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment.

(b) TTI has a floor plan agreement with Associates First Capital Corporation to finance equipment. The agreement accrues interest on an individual unit basis with an average interest rate of prime plus .50% (approximately 8.75% at September 30, 1998), and the equipment may be financed for up to one year.

(c) In connection with its acquisition in 1995, the Company's Overhill Farms, Inc. subsidiary ("Overhill") obtained a credit facility with Finova Capital Corporation in the original amount of $18,000,000, consisting of a $12,000,000 revolving line of credit and two term loans, A and B for $2,000,000 and $4,000,000, respectively. Term Loans A and B were repaid in December 1997 as described in Note 9. Borrowings under the revolving line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based on eligible receivables and inventory. Borrowings under the line of credit facility bear interest at the Citibank base rate plus 1.5% (approximately 10.0% at September 30, 1998). This amount is classified as a current liability in the consolidated balance sheets due to a requirement for Overhill to maintain a blocked account in favor of the lender for collections on all accounts receivable, which are immediately applied to reduce borrowings under the line of credit. Overhill's revolving line of credit requires the payment of an unused line fee of .25% per annum and an annual facility fee of .50% per annum. The agreement with Finova relating to this facility contains various covenants including without limitation, Overhill's pledge to restrict capital expenditures to certain agreed upon levels, maintain specified current and debt to net worth ratios and specified levels of net worth. Additionally, the terms of the credit facility prohibit loans, advances or dividends from Overhill to the Company and limit management fees the Company may collect from Overhill to $250,000 per annum. The credit facility is collateralized by Overhill's receivables and inventories and has been guaranteed by the Company. In December 1997, the credit facility was extended for three years in connection with the Long Horizons refinancing (See Note 9).

(d) TTI previously maintained a line of credit with Comerica Bank-Texas ("Comerica"). In August 1998, Timberjack obtained an $8.0 million revolving line of credit with NationsBank of Texas, N.A. ("NationsBank") expiring in March 1999 to replace its Comerica line. Amounts advanced under the line of credit bear interest at prime less .25% (approximately 8.0% at September 30, 1998), and are collateralized by substantially all of TTI's assets. The line of credit agreement contains various covenants related to receivables, capital expenditures, inventories, debt ratios, contingent liabilities and payment of dividends. Furthermore, the terms of the revolving line of credit generally prohibit dividends, loans or advances from TTI to the Company, but permit the payment of taxes. The Company has guaranteed all obligations under the TTI revolving line of credit. Availability under the line as of September 30, 1998, after giving effect to base limitations, amounted to approximately $5.8 million. The Company intends to renew the revolving credit facility upon maturity in March 1999.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  WEIGHTED AVERAGE INTEREST RATE

  The weighted average interest rate on short-term borrowings for the year ended September 30, 1998 was 8.89%.


9. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                               September 30,
                                                                     -------------------------------
                                                                           1998             1997
                                                                     --------------   --------------
     Note payable, due August 1, 1999,
       collateralized by real estate                                 $            -   $    2,650,000

     Senior convertible debentures due July 1, 1999,
      bearing interest at 12%, with interest payable
      semi-annually in January and July (the "1999 Bonds")                1,200,000        4,000,000

     Senior convertible debentures due December 1, 1997,
      (the "1997 Bonds")                                                          -        1,500,000

     Revolving credit agreement of TTI with Comerica
      Bank-Texas, bearing interest at prime plus 0.5%
      due March 1, 1998                                                           -        5,600,000

     Term Loan A payable to financial institution, with
      interest at prime rate plus 2.5%                                            -        1,066,676

     Term Loan B payable to financial institution, with
      interest at prime rate plus 2.5%                                            -          915,604

     Senior subordinated notes payable of Overhill due to
      Rice Partners II, L.P. (Rice), bearing interest at 13.0%                    -       13,000,000

     Senior subordinated notes payable of Overhill due to a
      financial institution, bearing interest at prime plus 4.0%,
      (12.25% at September 30, 1998) maturing on December
      5, 2000, interest payable monthly, with $250,000 per
      month principal payments beginning in May 1999
      through maturity, net of discount of $866,667                      23,308,333                -

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit agreements of TTI subsidiaries with a
 financial institution, bearing interest at prime (8.25% at
 September 30, 1998) collateralized by accounts
 receivable, inventory and fixed assets.  The facility is
 guaranteed by TTI and expires in April 2000                                4,357,083                      -

Term loan of TTI in the amount of $4,000,000 payable to
 a financial institution, bearing interest at 8.3%, due in
 monthly installments of $111,111 plus accrued interest,
 with maturity in August 2001                                               3,888,889                      -

Other                                                                               -                260,000
                                                                         ------------           ------------
                                                                           32,754,305             28,992,280
Less current maturities                                                    (3,533,333)            (5,720,000)
                                                                         ------------           ------------
Total long-term debt                                                     $ 29,220,972           $ 23,272,280
                                                                         ============           ============

  Maturities of long-term debt are as follows:

                                           For the Years Ending
                                              September 30,
                                     ---------------------------------
      1999                                 $   3,533,333
      2000                                     8,690,416
      2001                                    21,397,223
                                           -------------
      Total                                   33,620,972
      Less: unamortized debt discount           (866,667)
                                           -------------
                                           $  32,754,305
                                           =============

  In December 1997, Overhill refinanced a certain portion of the existing debt. The new financing amounted to a total facility of $24.2 million which is structured as a three-year term loan maturing in December 2000. The note requires interest-only payments at prime plus 4.0% (12.25% as of September 30, 1998) through April 1999, and thereafter provides for principal amortization of $250,000 per month, plus interest, until a final payment of approximately $19,675,000 is due on December 5, 2000. The agreement also requires Overhill to pay on a quarterly basis, service fees totaling $180,000, $300,000 and $440,000 for the first, second and third years of the loan respectively.
  Under the terms of the agreement, the Company granted stock warrants that entitle Long Horizons to immediately acquire at $.01 per share, 30% of the common stock of Overhill, of which 25% (5/6 of the total shares under warrant) could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and restrictions, the percentage of Overhill that the Company can repurchase for $2,000,000 was reduced to 20%

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  from 25%. Additionally, the lender received fees totaling approximately $1.7 million in connection with this financing, of which $500,000 is refundable if the loan is paid in full during the second year of the loan. As a result of this transaction, Overhill repaid in full the $13.0 million subordinated debentures and repurchased for approximately $2.0 million the warrants previously held by Rice to purchase up to 22.5% of Overhill's common stock. These payments to Rice resulted in the Company and Rice reaching a settlement of their litigation. The Company also used a portion of the proceeds to repay Term Loans A and B, the $1,500,000 senior convertible debentures and $2,800,000 of principal of the $4,000,000 senior convertible debentures described below. The early extinguishment of this indebtedness resulted in an extraordinary charge to operations of approximately $616,000. The new credit facility generally restricts loans, advances, dividends or transfers from Overhill to the Company to $350,000 per year.

  The 1999 Bonds are convertible at the option of the holder into shares of common stock equal to the principal amount of each bond (or in $1,000 increments) divided by a $3.00 per share conversion price, subject to adjustment in certain circumstances. These debentures prohibit the Company from paying or making within any 12-month period dividends or distributions on its Common Stock having a value in excess of 50% of the consolidated net income of the Company, unless each holder of the senior convertible debentures receives an amount equal to its pro rata portion of the dividend or distribution (on an as-converted into common stock basis). Effective December 1, 1995, the Company entered into additional agreements with the holders of the 12% senior convertible debentures, whereby the Company sold an additional $1,500,000 of debentures on generally the same terms and conditions as those previously issued (the "1997 Bonds"). In December 1997, the Company paid in full all amounts due for principal and interest under the 1997 bonds. Additionally, a partial payment of $2.8 million principal, plus accrued interest, was made on the 1999 Bonds. As part of this partial payment, the conversion price of the remaining $1.2 million principal amount of 1999 Bonds was reduced to $3.00 per share (from $5.65 per share), subject to further adjustment as provided by the Indenture and the holders were granted warrants to purchase 420,000 shares of the Company's common stock, exercisable over a five-year period, with certain registration rights. The warrants are exercisable for 210,000 shares at $.01 per share (which were exercised during fiscal 1998) and 210,000 shares at $1.125 per share, the market price of the Company's Common Stock on the date of grant.

  During January 1997, in connection with an advance made to Stadium Partners (see Note 13), the Company borrowed $2.5 million on a 16% six month note, collateralized by a second lien on the Company's corporate headquarters building. When the Company was unable to make the principal payment when due, the lender elected to post the real estate for foreclosure. Prior to the foreclosure proceeding, the Company entered into two transactions described below which enabled it to repay this loan as well as the unpaid balance of the first mortgage payable to Comerica Bank-Texas in the amount of $773,000.

  In August 1997, the Company issued a $2.8 million note payable bearing interest at 14%, with a maturity date of August 1999. The proceeds were used to repay debt outstanding on the Company's corporate headquarters building which secures the note. At the same time, an entity related to this note holder purchased $750,000 of Series F Preferred Stock and received warrants

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  covering 500,000 shares of the Company's common stock, exercisable at $1.50 per share, which approximated market at the date of issuance (See Note 10). The Company has valued the warrants at $150,000 with such amount being reflected as a debt discount. In addition, the Company recorded a non-cash dividend of $250,000 representing the value assigned to the preferred stock's discount feature (See Note 10). In December 1997, the Company sold the entity whose principal asset was the corporate office building, in exchange for nominal consideration plus the assumption of this note payable (See Notes 10 and 15).

  NOTE PAYABLE AND ACCRUED INTEREST TO RELATED PARTY

  In connection with the acquisition of TTI in June 1994, the Company recorded a note to the seller (Mr. Harold Estes) in the amount of $9,737,719 with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of various maturity dates, the seller has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 1998, the note had an unpaid balance (including accrued interest) of $16,307,405, bearing interest at 16% per annum with a maturity date of October 6, 1998. Upon maturity, the note, with a new principal amount of $16,347,191, was further modified and extended to mature December 15, 1999 at an interest rate of 9.75% per annum. In connection with the modification, effective as of October 6, 1998, the Company agreed to assign any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, and held as secondary collateral (See Notes 3, 10 and 12). Mr. Estes has no recourse to any of the assets or capital stock of the Company or any of its other subsidiaries other than its ownership interest in TTI.

 10.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

  The Company has 50,000,000 authorized shares of $.01 par value preferred stock, with the rights and preferences as designated by the Board of Directors, as follows:

                                Authorized               Conversion
         Series                   Shares                   Price
       ----------               ----------               ----------

           A                      375,000                 $    .50
           B                      300,000                     1.00
           C                      300,000                     2.00
           D                      600,000                     4.00
           E                    1,425,000                    10.00
           F                       10,000                 Variable
          A-2                     750,000                 $   5.00
          A-3                     750,000                 Variable
          A-5                     750,000                 $   5.00

  All shares of preferred stock referred to above generally have a redemption value of $10 per

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  share, have a liquidation preference of $10 per share and are callable by the Company at 105% of the redemption value.

  Holders of the Series A-2 preferred shares are entitled to two votes per share on all matters on which the holders of common stock have one vote per share. Only Series A-2 and Series A-3 (described below) entitle holders of preferred stock to voting rights.

  During November 1995, the Company, in a transaction with an unrelated corporation, sold 250,000 shares of Series A-3 preferred stock for $2,500,000 cash. The designations of the Series A-3 stock are similar to those of other series of preferred stock, except that holders of the Series A-3 preferred stock have voting rights (two votes for each preferred share held) and are entitled to cumulative annual dividends of 12%. The conversion rate of the Series A-3 preferred stock, originally $5.00 per share, was adjusted in November 1997 (pursuant to the preferred stock designations) to the market price of the Company's common stock immediately preceding the date of conversion. Additionally, the designations were amended to permit payment of dividends in common stock. Accordingly, based upon the market price of the Company's common stock as of September 30, 1998, the holder of the Series A-3 preferred stock would have been entitled to approximately 3.4 million common shares upon conversion of the preferred stock and accrued dividends.

  Also during November 1995, the Company entered into an agreement with an associate of the corporate purchaser of the Series A-3 preferred stock to provide consulting services to the Company over a 36-month period. Consideration for such services was the grant of options to purchase 357,143 shares of common stock at $3.50 per share (the fair market value at the date of grant) plus hourly fees and expenses. The associate of the aforementioned corporation subsequently exercised this stock option. The consideration for the exercise of the option on 357,143 shares was the tender of 125,000 shares of Series A-3 preferred stock having a redemption value of $1,250,000, which had been assigned by the corporation to its associate.

  During August 1997, the Company sold 7,500 shares of newly designated Series F 6% preferred stock for $750,000, less expenses. The designations for Series F preferred stock provide for a redemption value of $100 per share, cumulative annual dividends of 6%, payable quarterly, and for a conversion price equal to 75% of the average closing price of the Company's common stock for the five trading days immediately preceding conversion. In connection with this transaction, the Company recorded a non-cash dividend of $250,000, representing the value assigned to the discount feature of the preferred stock. During the year ended September 30, 1998, the holder converted all 7,500 shares of the Series F 6% preferred stock into a total of 1,008,355 shares of the Company's common stock.

  STOCK OPTIONS

  During July 1993 and March 1994, the Board of Directors granted to certain officers and directors of the Company options to purchase shares of the Company's common stock, of which 343,000 shares are outstanding, at option prices of $.75 (293,000 shares) and $5.25 (50,000 shares) per share, respectively, which prices were equal to the fair value at the date of grant. The

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  expiration date of the July 1993 options (held by certain officers) was extended to July 2003 by the Board of Directors in March 1998; the March 1994 options (held by a Director) expire in March 1999.

  Under the terms of the 1994 Employee Stock Option Plan adopted by the Board of Directors in March 1994, the Company has reserved a total of 1,000,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption. As of September 30, 1998, options for 580,000 shares were available for grant under the plan.

  At September 30, 1998, options outstanding that were granted pursuant to the Plan consist of a total of 385,000 shares, of which 305,000 were granted in July 1996 at $2.00 per share to certain officers and directors and an additional 80,000 shares of which were granted to certain directors in March 1998 at an exercise price of $.75 per share; such prices were equal to the fair market value as of the date of grant.

  In January 1997, an unrelated third party was granted an option to purchase 200,000 shares of the Company's common stock, exercisable at $.01 per share, in exchange for a two-year consulting agreement. The contract was valued at $973,000 based upon the trading value of the Company's common stock at the date of grant. The option holder ceased performing services for the Company during the year ended September 30, 1997; accordingly, the Company recognized the entire amount associated with the consulting contract as an expense during fiscal 1997. During the current year, the Company canceled these options and refused to allow the holder to exercise them. This matter became the subject of litigation which resulted in a judgment of $500,000 against the Company which has been recorded as a liability as of September 30, 1998, with a corresponding charge to paid-in capital. Subsequently, the Company entered into a settlement agreement with the aforementioned unrelated third party whereby the Company agreed to pay the judgment amount at a rate of $8,000 (including interest at 10% per annum) per month for eighteen months beginning in October 1998 with a balloon payment of the remaining principal and interest balances at the end of that period. In addition, as consideration for this forbearance, the Company issued the unrelated third party 150,000 shares of Polyphase common stock and agreed to issue up to an additional 150,000 shares of Polyphase common stock.

  In November 1996, a former executive of the Company was granted and exercised options on 35,000 shares of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000, with this amount being amortized over a two year period.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  A summary of changes in common stock options during the years ended September 30, 1998, is as follows:

                                     Number of   Exercise     Weighted Avg.
                                       Shares      Price     Exercise Price
                                    -----------  ---------   --------------
  Outstanding, September 30, 1996    1,285,143   $.75-5.25         $2.01

     Granted                           235,000        $.01          $.01
     Exercised                        (467,143)  $.01-3.50         $2.80
     Canceled                          (30,000)      $2.00         $2.00
                                    ----------

  Outstanding, September 30, 1997    1,023,000   $.01-5.25         $1.41

     Granted                            80,000        $.75          $.75
     Exercised                               -           -             -
     Canceled                         (375,000)  $.01-2.00          $.94
                                    ----------

  Outstanding, September 30, 1998      728,000   $.75-5.25         $1.58
                                    ==========

  Exercisable, September 30, 1998      728,000   $.75-5.25         $1.58
  Exercisable, September 30, 1997    1,023,000   $.01-5.25         $1.41

  Summarized information about stock options outstanding at September 30, 1998, all of which are exercisable, is as follows:

                          Options Outstanding/  Weighted Average
               Exercise      Exercisable at        Remaining
                Price      September 30, 1998   Contractual Life
              ----------  --------------------  ----------------

                $ 0.75       373,000 Shares        5.82 Years
                $ 2.00       305,000 Shares        7.75 Years
                $ 5.25       50,000 Shares         .50 Years

  Proforma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method specified by SFAS No. 123. The fair value of options granted during the years ended September 30, 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants for the years ending September 30, 1998, 1997 and 1996, respectively: risk free interest rate of 5.52%, 5.21% and 6.59%; no dividends expected to be declared; volatility factor of 1.150, .994 and .994; and a weighted average expected life of five years, six months, and five years. The effect of applying the fair value method under SFAS No. 123 to the Company's stock-based awards would result in a net loss during the years ended September 30, 1998 and 1997 that is not materially different from amounts reported and a net loss during the year ended September 30, 1996 of $763,942 ($0.06 per share).

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  THE PYRENEES OPTION

  In October 1992, the Company's Board of Directors authorized the issuance of options to purchase convertible preferred stock to the Pyrenees Group, a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, or its assignees. The options are summarized as follows:


                        Preferred  Conversion   Common
              Series      Shares     Price      Shares
             ---------  ---------  ----------  ---------
                A         125,000  $     .50   2,500,000
                B         100,000       1.00   1,000,000
                C         100,000       2.00     500,000
                D         200,000       4.00     500,000
                E         475,000      10.00     475,000
                        ---------              ---------
                        1,000,000              4,975,000
                        =========              =========


  During fiscal 1994 and 1995 Pyrenees exercised and converted Series A, B, and C Preferred Stock into common stock. In November, 1995, Pyrenees exercised the Series D option through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued. During fiscal 1996 the shares were converted to 500,000 shares of common stock. During the years ended September 30, 1996 and 1997, principal payments of approximately $721,000 and $304,000, respectively were made on the note. The Company believes the remaining balance of $975,000 will be uncollectible and that it will recover the 500,000 shares of common stock that secure this note. As discussed in Note 13, the Company expects to recover these shares subsequent to September 30, 1998 and will account for this recovery as an unexercised stock option in accordance with Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees". As such, the difference between the note balance ($975,000) and the fair market value of the 500,000 shares (approximately $218,500 at September 30, 1998) will be recorded as a reduction in paid-in capital.

  WARRANTS

  As of September 30, 1997, the Company had recorded a liability for a warrant to purchase common stock of the Company's Overhill subsidiary in the amount of $2,000,000, which represents the price at which the warrants were repurchased by the Company from the holder in December 1997. During 1997 and prior fiscal years, the Company, because the holder had a "put" to the Company with respect to the warrants, systematically provided for accretion in the estimated value of the warrant by periodic charges to operations in an amount representing the change in the estimated value of the warrant.

  In connection with the financing provided by Long Horizons in December 1997 (see Note 9), the Company granted stock warrants that entitle Long Horizons to immediately acquire at $.01 per share, 30% of the common stock of Overhill, of which 25% (5/6 of the total shares under warrant) could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and restrictions, the percentage of Overhill that the Company can repurchase for

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  $2,000,000 was reduced to 20% from 25%. Such warrants were valued at $1,200,000, which has been recorded as debt discount and is being amortized over the term of the loan. Additionally, in connection with the Long Horizons financing, an unrelated consultant was issued a warrant to purchase 1% of Overhill's common stock, exercisable through December 3, 2000, at a purchase price of $50,000.

  In connection with the issuance of the Series F 6% Preferred Stock referred to above and the $2.8 million note payable (see Note 9), the Company issued warrants to purchase 500,000 shares of it common stock at $1.50 per share, exercisable through September 2002. The warrants were valued at $150,000, with such amount being reflected as debt discount.

  In connection with the repayment and restructuring of the 1997 Bonds and 1999 Bonds in December 1997 (see Note 9), the Company issued to the holders warrants totaling 420,000 shares of the Company's common stock. The warrants cover 210,000 shares exercisable at $.01 per share, which were exercised in May 1998, and an additional 210,000 shares exercisable at $1.125 per share, exercisable through April 24, 2003. These warrants were valued at $175,000, which is being amortized over the remaining term of the loan.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES

  Income tax expense (benefit) consists of the following:

                                        For the Years Ended
                                           September 30,
                               1998           1997            1996
                            -----------  -------------   -------------
   Current:
     Federal                $         -  $  (1,126,891)  $   1,193,807
     State                       56,575        239,869         265,467

   Deferred:
     Federal                          -        168,278         115,233
     State                            -         65,061          19,035
                            -----------  -------------   -------------
    Total income taxes      $    56,575  $    (653,683)  $   1,593,542
                            ===========  =============   =============


  The effective tax rate on earnings (loss) before income tax charges (benefits) was different than the federal statutory tax rate. The following summary reconciles the federal statutory tax rate with the actual effective rate:


                                                      For the Years Ended
                                                         September 30,
                                                    1998      1997      1996
                                                  --------  --------  --------
  Effective statutory tax expense (benefit) rate     34.0%    (34.0%)    34.0%
   Increase (decrease) in effective tax rate
     resulting from:
      State taxes, net of federal tax benefit        16.4      (3.8)      9.2
      Officer life insurance premiums,
       amortization of goodwill, accretion
       of stock warrants                             81.0       2.9      12.5
      Utilization of net operating losses               -         -      (4.3)
      Change in valuation allowance                 (87.8)     26.6         -
      Sale of subsidiaries                           (9.7)      5.7      27.9
      Other                                           5.7      (0.7)      6.6
      Tax credits                                   (23.2)        -         -
                                                 ---------  --------  --------
  Effective tax expense (benefit) rate               16.4%     (3.3%)    85.9%
                                                 =========  ========  ========

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  The components of deferred tax balances as of September 30, 1998 and 1997 are summarized as follows:

                                                  1998            1997
                                             -------------   -------------
  Deferred tax assets:
   Allowance for doubtful accounts           $     290,945   $   1,915,501
   Inventory                                       215,747         112,890
   Accrued expenses                                395,545         175,000
   Capital loss carryforwards                      240,318         596,243
   Net operating loss carryforwards              4,865,745       3,267,780
   AMT and other credit carryforwards              336,944         257,111
   Other                                                 -           5,215
   Stock options                                         -         381,628
   Fixed assets                                     54,098               -
                                             -------------   -------------
      Total deferred tax assets                  6,399,342       6,711,368

      Valuation allowance                       (5,354,856)     (5,233,603)
                                             -------------   -------------
      Net deferred tax assets                    1,044,486       1,477,765
                                             -------------   -------------
  Deferred tax liabilities:
   Prepaid expenses                               (120,938)       (212,515)
   Intangibles                                    (681,916)       (985,284)
   Depreciation                                          -        (279,966)
   Other                                          (241,632)              -
                                             -------------   -------------
     Total deferred tax liabilities              1,044,486      (1,477,765)
                                             -------------   -------------
     Net deferred tax assets                 $           -   $           -
                                             =============   =============


  The Company has net operating losses available for carryforward of approximately $12,000,000, due to expire in 2012 and capital losses available for carryforward of approximately $600,000. Additionally, the Company has alternative minimum tax credit carryforwards of $177,278 which have no expiration and general business credits of $159,666 which expire in 2012.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

  Future minimum lease payments for all operating leases at September 30, 1998 are as follows:

                                        For the Years Ending
                                            September 30,
                                        --------------------

                1999                       $  1,676,274
                2000                            569,295
                2001                            202,659
                2002                             53,888
                2003                             16,096
                                           ------------
                                           $  2,518,212
                                           ============

  Certain of the leases provide for renewal options for periods from 1998 to 2005 at substantially the same terms as the current leases.

  Rent expense, including monthly equipment rentals, was approximately $1,946,000, $1,847,000, and $1,510,000 for the years ended September 30, 1998,
  1997, and 1996, respectively.

  The Company's subsidiary, TTI relies on two suppliers for the majority of its new units and parts. As of September 30, 1998, TTI had commitments to purchase inventory amounting to $1,782,846.

  TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 1998, TTI's guarantees totaled $6,505,865. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to $672,898 at September 30, 1998, are included in the consolidated balance sheet as restricted cash and are fully offset by a reserve for credit guarantees.

  TTI has an interest in two unconsolidated partnerships. The total investment in these partnerships at September 30, 1998 of $378,890 is included in other assets. TTI guarantees the debt of these partnerships. The amount guaranteed at September 30, 1998 of $321,920 is collateralized by accounts receivable, inventory, equipment, buildings and real estate.

  See Note 10 for a description of a judgment against the Company in the amount of $500,000 plus certain expenses and the related settlement terms.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  CONTINGENCIES

  In January 1997, a suit was filed in District Court of Dallas County against the Company by Rice Partners II, L.P., former subordinated debt holders of Overhill Farms. In December 1997 in connection with the refinancing of corporate debt, the Company and Rice Partners settled all litigation related to this suit (See Note 9).

  During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The plaintiffs complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. The District Court, in June 1998, dismissed the complaint in the consolidated action and ordered that the plaintiff's replead such complaints. The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed the motion for reconsideration. The Court has not ruled upon plaintiff's motion; however, the plaintiffs have not filed an amended complaint. Consequently, it cannot be determined at this time whether the dismissal of the complaint will lead to a dismissal of the consolidated action. However, management believes (based on advice of legal counsel) that this litigation will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

  The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, management believes (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

  See Note 13 for a description of a guarantee of related party indebtedness.


13.  RELATED PARTY TRANSACTIONS

  On February 23, 1998, Mr. Paul A. Tanner resigned as Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. James Rudis, the Company's President, was elected by the Board to assume the vacated positions. Following the resignation, a reserve of approximately $165,000 was established against all outstanding advances due from Mr. Tanner.

  During fiscal years 1994 and 1995 a number of advances were made to Mr. Tanner which aggregated approximately $2,000,000. In December 1995 the advances were refinanced though the issuance to the Company of a 12% unsecured demand note from Mr. Tanner. Also during the aforementioned periods the Company had made non-interest bearing cash advances to the Pyrenees Group, a Company controlled by Mr. Tanner, of approximately $1,500,000.

  During January 1996, the Company reached an agreement to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project was being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Tanner. The Company agreed to provide to Stadium Partners up to $4 million of debt (1) convertible into a 14% economic interest in the project and (2) guaranteed personally by Mr. Tanner and Pyrenees. As part of this agreement, the aforementioned accounts receivable from Mr. Tanner and Pyrenees (approximately $3.5 million), together with subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, bearing interest at 12.0% and guaranteed personally by Mr. Tanner and Pyrenees. Through September 30, 1996, the Company advanced an additional $9,271,054, for an approximate total of $13.3 million.

  During the twelve months ended September 30, 1996, the Company accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners, the collectibility of which was dependent upon the success of the project and/or the guarantees referred to above. As a result of the terms of the financing arrangements with Lehman described below, Stadium Partners was precluded from making any distributions until permanent project financing was secured or stadium suite sales were made that were sufficient to repay the financing from Lehman. As a consequence of Stadium Partners' inability to effect such sales or obtain such financing by March 15, 1997, in order to make its payment to the Company on such date, the Company established a reserve of $3.34 million as of September 30, 1996, which represented all income accrued in 1996.

  On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership") with Lehman receiving an equity interest in the project.

  The Company guaranteed the repayment of the Lehman loan on behalf of Stadium Partners. The guarantee is only effective, in certain circumstances or upon the occurrence of certain events. A foreclosure sale was conducted on or about July 15, 1998. Notwithstanding such foreclosure action, the Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  into among the borrower, Lehman and the Company as of July 1, 1997. This agreement generally provided forbearance by Lehman until September 30, 1997, to allow additional time to raise the funds to make the principal payment. The terms of the forbearance agreement were not met by the September deadline, and the note matured unpaid in November 1997.

  As a result of the above, the Company recorded a charge to earnings for the year ended September 30, 1997, in the amount of $14.8 million, representing all amounts remaining unpaid by Stadium Partners, net of the reserve established in 1996. Amounts which may subsequently be recovered, if any, will be recognized as income when collection is assured.

  During April 1998, the Company filed suit against PLY Stadium Partners, Inc., and against Mr. Tanner and Pyrenees, the guarantors of the debt. As of September 30, 1998, the amount ultimately recoverable as a result of this litigation, if any, is not determinable. However, in enforcing these guarantees, the Company expects either through judicial foreclosure or otherwise, to obtain the rights to 2,000,000 shares of Polyphase common stock owned by Pyrenees and held by Mr. Harold Estes as secondary collateral (See Notes 3, 9 and 10).

  Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 1998, the insurance premium receivable was $592,000.

  In connection with the purchase of TTI, the Company acquired a note receivable from an officer of TTI. The note is secured by marketable securities, is payable within one year and bears interest at 3.96%. As of September 30, 1998 the balance outstanding was $335,380 and the note has been classified as a related party receivable. Also included in related party receivables at September 30, 1998 are approximately $335,275 in notes receivable from employees of TTI subsidiaries payable within one year.

  See Note 10 for discussion of options granted to the Pyrenees Group, a related party.

  See Note 9 for discussion of the note payable to Mr. Estes.


14.  PROFIT SHARING PLAN

  In 1986, prior to its acquisition by the Company, TTI adopted a profit sharing plan. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the president and controller of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 1998, 1997 and 1996 was $353,000, $298,000, and $264,000 respectively.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  SALE OF SUBSIDIARIES

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

  During fiscal 1997, the purchaser and controlling shareholder of DataTell elected to discontinue that company's efforts to effect a public registration of DataTell's stock, thus precluding the Company from making a distribution of the stock to its shareholders. Additionally, certain purchase price adjustments resulted in the elimination of the note for $86,457. The purchaser also elected not to further pursue the operation of MCC, and, since the Company was unsuccessful in its attempts to recover MCC's assets, the amount due under the $951,433 note was determined not to be realizable. The balance of these notes, totaling $1,037,890, was charged to operations during fiscal 1997.

  The Company, during the latter part of fiscal 1997, having made the decision to further reduce its involvement in computer-related businesses, entered into a new agreement with the controlling shareholder of DataTell to dispose of its remaining direct ownership of DataTell. In connection therewith, the Company agreed to exchange its 49% interest in DataTell, together with the $1,175,000 of preferred stock referred to above, for cash of $200,000 and a new series of the purchaser's preferred stock which carries certain rights to be exchanged for DataTell stock. This transaction resulted in a loss of $2,575,925 and was charged to operations during fiscal 1997.


16.  SALE OF ASSETS

  During the year ended September 30, 1996, TTI completed the sale of a parcel of land in Lufkin, Texas which resulted in a gain of $875,000.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  ASSETS ACQUIRED

  In March 1998, TTI obtained a majority interest in Wood Forest Products LLC ("Wood"), which subsequently acquired the rights to harvest timber from a tract of land owned by the U.S. Forestry Service. Concurrently, the Company obtained a majority interest in Southern Forest Products LLC ("Southern"), whose primary purpose is to lease and operate a sawmill in East Texas. For the year ended September 30, 1998, these forestry products business contributed revenues of approximately $3.0 million and a net loss of approximately $170,000.


18.  INFORMATION BY INDUSTRY SEGMENT

  The Company's industry segments are described below.

  FOOD

  The food segment produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties primarily for customers in the airline, restaurant and weight loss industries.

  FORESTRY

  The forestry segment sells, finances, and repairs timber and logging equipment in East Texas and Western Louisiana and participates in other forestry-related activities. Customers range from small logging operations to large integrated paper mills.

  TRANSFORMER

  The transformer segment manufactures and sells custom designed transformer and communication filters. Customers are primarily defense contractors or defense contractor suppliers in the Mid-Atlantic and Northeastern regions of the United States.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    September 30, 1998
                                  ----------------------------------------------------------------
                                      Food          Forestry         Transformer         Total
                                  ------------    ------------      ------------      ------------
Net Sales:
Sales to unaffiliated customers   $ 93,348,856    $ 48,049,483      $  4,832,583      $146,230,922
                                  ============    ============      ============      ============
Operating profit                  $  4,976,930    $  4,076,683      $     51,099      $  9,104,712
                                  ============    ============      ============
General corporate expenses                                                              (1,420,191)
Gain on sale of assets                                                                     987,857
Interest expense                                                                        (8,871,535)
Interest income and other                                                                  543,080
Income before income taxes,  warrant accretion                                        ------------
 and extraordinary item                                                               $    343,923
                                                                                      ============
Identifiable assets:
Segment assets                    $ 45,221,575    $ 50,082,526      $  2,692,737      $ 97,996,838
                                  ============    ============      ============
Corporate assets                                                                       (16,451,463)
                                                                                      ------------
         Total assets                                                                 $ 81,545,375
                                                                                      ============
Capital expenditures, net:
      Segment                     $    604,853    $    680,299      $     74,370      $  1,359,522
                                  ============    ============      ============
      Corporate                                                                             30,251
                                                                                      ------------
         Total capital expenditures, net                                              $  1,389,773
                                                                                      ============

Depreciation and amortization:
      Segment                     $  3,041,237    $    749,991      $      91,916     $  3,883,144
                                  ============    ============      =============
      Corporate                                                                            387,584
                                                                                      ------------
         Total depreciation and amortization                                          $  4,270,728
                                                                                      ============

  The Company's Food segment had sales to Jenny Craig, Inc. in fiscal 1998 which comprised approximately 22% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1998.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         September 30, 1997
                                       ----------------------------------------------------------------
                                                                          Transformer
                                           Food          Forestry        Manufacturing        Total
                                       ------------    ------------      -------------     ------------
Net Sales:
Sales to unaffiliated customers        $ 96,176,505    $ 52,201,622      $   3,570,426     $151,948,553
                                       ============    ============      =============     ============

Operating profit                       $  4,953,194    $  4,496,570      $     (67,224)    $  9,382,540
                                       ============    ============      =============
General corporate expenses                                                                   (2,799,016)
Non-recurring charge related
   to loss on related party receivable                                                      (14,838,456)
Interest expense                                                                             (7,179,973)
Interest income and other                                                                       380,655
Loss on investment in computer operations                                                    (3,613,815)
                                                                                           ------------
Loss before income taxes and warrant accretion                                             $(18,668,065)
                                                                                           ============
Identifiable assets:
Segment assets                         $ 35,565,596    $ 42,442,019      $   2,807,683     $ 80,815,298
                                       ============    ============      =============
Corporate assets                                                                             (8,665,849)
                                                                                           ------------
                Total assets                                                               $ 72,149,449
                                                                                           ============
Capital expenditures:
       Segment                         $    507,825    $    222,562      $      27,667     $    758,054
                                       ============    ============      =============
       Corporate                                                                                      -
                                                                                           ------------
              Total capital expenditures                                                   $    758,054
                                                                                           ============
Depreciation and amortization:
       Segment                         $  2,045,568    $    691,630      $      67,137     $  2,804,335
                                       ============    ============      =============
       Corporate                                                                              1,163,765
                                                                                           ------------
              Total depreciation and amortization                                          $  3,968,100
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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           September 30, 1996
                                       ------------------------------------------------------------------------------------------
                                                                                       Computer
                                                                                       Sales and
                                           Food         Forestry      Transformer       Service        and Other         Total
                                       ------------   ------------   -------------   -------------   -------------   ------------
Net Sales:
Sales to unaffiliated
 customers                             $ 98,771,224   $ 34,247,283   $   3,549,126   $  10,398,177   $   2,574,975   $149,540,785
                                       ============   ============   =============   =============   =============   ============

Operating profit (loss)                $  6,260,382   $  3,039,922   $      76,726   $  (1,530,277)  $  (1,181,786)  $  6,664,967

Interest and other income                                                                                                 751,385
Interest expense                                                                                                       (6,389,926)
Gain on sale of assets                                                                                                    827,852
                                                                                                                     ------------
Income before income taxes and warrant
 accretion                                                                                                           $  1,854,278
                                                                                                                     ============

Identifiable assets:
Segment assets                         $ 38,746,696   $ 41,073,186   $   3,305,280   $           -   $  11,053,359   $ 94,178,521
                                       ============   ============   =============   =============   =============   ============

Capital expenditures:
Segment                                $    392,668   $  2,159,674   $      87,875   $           -   $      15,992   $  2,656,209
                                       ============   ============   =============   =============   =============   ============

Depreciation and
 amortization:
Segment                                $  2,024,902   $    611,070   $      82,402   $     229,659   $     469,104   $  3,417,137
                                       ============   ============   =============   =============   =============   ============

   The Company's Food segment had sales to Jenny Craig, Inc. in fiscal 1996 which comprised approximately 26% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1996.

   COMPUTER SALES AND SERVICE

   The computer sales and service segment assembled and sold personal computers and provided systems setup and hardware maintenance services. Customers serviced ranged from individuals to large corporations. Subsidiaries included in the segment were Network America, Inc., in Tulsa, Oklahoma; Letronix and Computer System Concepts in Queens, New York; PC Repair in Sarasota, Florida and Micro Configurations Inc., in Brooklyn, New York. Effective July 1, 1996, the Company sold 51% of its interests in the computer operations. Effective July 1, 1997, the Company sold its remaining interests in the computer operations. (See Note 15)

   CORPORATE AND OTHER

   The Corporate segment, prior to fiscal 1998, provided management and advisory services to Stadium Partners, a privately owned development corporation engaged in the development of a multi purpose sports facility in Las Vegas, Nevada (See Note 13).

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 For the Year Ended September 30, 1998
                                        -------------------------------------------------------
                                        December 31     March 31      June 30     September 30
                                        ------------  ------------  ------------  -------------
Net revenues                            $ 37,392,317  $ 33,328,696  $ 37,272,305  $  38,237,604
Gross profit                               6,967,157     6,510,581     6,465,724      5,908,583

Operating income                           2,370,671     1,910,474     1,671,876      1,731,500

Extraordinary item                          (616,239)            -             -              -

Net income (loss)                       $    881,571  $   (218,106)  $  (675,037) $    (317,319)
                                        ============  ============   ===========  =============
Net income (loss) per common share      $        .06  $       (.02)  $      (.05) $        (.02)
                                        ============  ============   ===========  =============

                                                 For the Year Ended September 30, 1997
                                        -------------------------------------------------------
                                         December 31     March 31      June 30     September 30
                                        -------------  ------------  ------------  ------------
Net revenues                            $  36,165,789  $ 38,409,223  $ 38,478,729  $ 38,894,812
Gross profit                                6,108,874     5,786,039     6,964,065     6,524,463

Operating income                            1,485,204     1,974,853     2,224,511       898,956

Net income (loss)                       $     (67,237) $   (132,001) $    277,111  $(18,903,031)
                                        =============  ============  ============  ============

Net income (loss) per common share      $        (.01) $       (.01) $        .02  $      (1.41)
                                        =============  ============  ============  ============

The Company's results for the quarter ending September 30, 1997 reflect a charge to earnings in the amount of approximately $14.8 million, (before income taxes), representing all amounts remaining unpaid by Stadium Partners, net of the reserve established in fiscal 1996 (See Note 13), and a charge to earnings in the amount of approximately $3.6 million (before income taxes), representing the combined loss on disposal of the computer operations (See Note 15).

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SUMMARY BALANCE SHEETS

                                                              September 30,
                                                       -------------------------
                                                          1998           1997
                                                      ------------  ------------
Cash                                                  $     5,874    $     8,341
Prepaid expenses and other                                 20,000        381,616
                                                      -----------    -----------
 Total current assets                                      25,874        389,957

Property and equipment                                     48,902      1,758,267
 Less-Accumulated depreciation                            (36,981)      (223,563)
                                                      -----------    -----------
                                                           11,921      1,534,704
Non current receivables:
 Related parties, net of allowance for
  doubtful accounts of $164,563 and $0                      9,000        182,526
 Deferred federal income taxes                            767,789      1,068,160
 Income tax receivable                                  5,202,507      4,727,964
Other assets (primarily investments
 in subsidiaries)                                      19,359,090     22,911,479
                                                      -----------    -----------
Total assets                                          $25,376,181    $30,814,790
                                                      ===========    ===========


Accounts payable                                      $   139,948    $   494,980
Accrued expenses                                          793,013        610,917
Deferred income taxes                                     335,117        158,238
Current maturities of long term debt                    1,200,000      1,500,000
                                                      -----------    -----------
   Total current liabilities                            2,468,078      2,764,135

Long term debt, net                                             -      6,650,000
Note payable and accrued
 interest, related party                               16,307,405     13,998,916
                                                      -----------    -----------
   Total liabilities                                   18,775,483     23,413,051
                                                      -----------    -----------

Stockholders' equity:
 Preferred stock                                            1,150          1,325
 Common stock                                             150,800        136,641
 Additional paid in capital                            28,623,811     28,955,695
 Retained earnings (deficit)                          (21,199,744)   (20,716,603)
 Note receivable                                         (975,319)      (975,319)
                                                      -----------    -----------
   Total stockholders' equity                           6,600,698      7,401,739
                                                      -----------    -----------
                                                      $25,376,181    $30,814,790
                                                      ===========    ===========

           See note to condensed financial information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                          SUMMARY STATEMENTS OF INCOME

                                                        For the Years Ended
                                                           September 30,
                                                 ---------------------------------
                                                     1998                 1997
                                                 ------------         ------------
Net revenues                                     $          -         $          -
Cost of sales                                               -                    -
                                                 ------------         ------------
Gross Profit                                                                     -
Selling general and administrative expenses         1,420,191            2,799,016
                                                 ------------         ------------
Operating income (loss)                            (1,420,191)          (2,799,016)

Other income (expense)
 Gain on disposition of subsidiary                   (987,857)                   -
 Loss on investment in computer operations                  -           (3,613,815)
 Loss on related party receivable                           -          (14,838,456)
 Interest expense                                   2,886,448           (2,480,808)
 Interest income and other                                  -              156,825
                                                 ------------         ------------
Total other income (expense)                       (1,898,591)         (20,776,254)

Loss before income taxes                           (3,318,782)         (23,575,270)
Income taxes (benefit)                             (1,034,177)          (2,746,436)
                                                 ------------         ------------
                                                   (2,284,605)         (20,828,834)
Equity in net income of subsidiaries                1,955,714            2,003,676
                                                 ------------         ------------
Net income (loss)                                    (328,891)         (18,825,158)
Dividends on preferred stock                          154,250              403,750
                                                 ------------         ------------
Net income (loss) attributable
  to common shareholders                         $   (483,141)        $(19,228,908)
                                                 ============         ============

           See note to condensed financial information of registrant.

                             POLYPHASE CORPORATION
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        SUMMARY STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended
                                                                     September 30,
                                                             ----------------------------
                                                                  1998          1997
                                                             -------------  -------------

Cash flow provided by used by operating activities:
Net loss                                                     $   (328,891)  $ (18,825,158)
Adjustments to reconcile net loss
 to net cash provided by  (used in) operating activities:
Depreciation and amortization                                     370,896       1,163,765
Equity in income of subsidiaries                               (1,955,901)     (1,930,594)
Provision for doubtful accounts                                   164,563               -
Gain on sale of assets                                           (987,857)              -
Deferred income tax                                                     -      (1,370,366)
Loss on related party receivable                                        -      14,838,456
Loss on disposition of computer segment                                 -       3,613,815
Increase (decrease) in, net of effects of acquisitions:
Prepaid expenses and other                                        355,014       2,497,299
Accounts payable and other                                       (355,032)        148,875
Accrued expenses and other                                       (243,404)        610,917
                                                             ------------   -------------
Net cash provided by (used in) operating activities            (2,980,612)        747,009
                                                             ------------   -------------
Cash flows provided by (used in) investing activities:
Notes receivable from related parties                               8,963      (5,089,928)
Capital expenditures                                               (5,870)              -
                                                             ------------   -------------
Net cash provided by (used in) investing activities                 3,093      (5,089,928)
                                                             ------------   -------------
Cash flows provided by (used in) financing activities:
Net borrowings (payments) on notes payable                      2,308,489       3,407,372
Advances from subsidiary                                        5,300,000               -
Payments on long term borrowing                                (4,300,000)              -
Payment of deferred financing costs                              (163,787)              -
Proceeds from private placement of preferred stock                      -         733,877
Exercise of common stock options and
 warrants                                                           2,100          56,600
Dividends on preferred stock                                     (154,250)       (153,750)
Principal collections on Pyrenees note                                  -         303,770
Common stock issuance costs                                       (17,500)        (35,000)
                                                             ------------   -------------
Net cash provided by financing activities                       2,975,052       4,312,869
                                                             ------------   -------------
Net increase (decrease) in cash                                    (2,467)        (30,050)
Cash - beginning of year                                            8,341          38,391
                                                             ------------   -------------
Cash - end of year                                            $     5,874      $    8,341
                                                             ============   =============

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

 Due to subsidiary debt covenant and other restrictions, the Company's ability to obtain funds from its subsidiaries is limited (See Note 3). In addition, the parent company's ownership of Texas Timberjack is pledged as collateral against the note payable to related party which is scheduled to mature in December 1999 (See Notes 3 and 9). Additionally, the parent company has no operating revenues and may be highly dependent on its subsidiaries for its liquidity needs.