Form 10-K/A
period 1998-09-30
POLYPHASE CORP
filed 1999-01-29
CIK 748212

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 31, 1998, was approximately $4.4 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of December 31, 1998, the registrant had issued and outstanding 16,002,321 shares of common stock, $ .01 par value.

Documents Incorporated by Reference

     None

================================================================================

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

     The following table sets forth certain information regarding the directors and executive officers of the Company.

        Name          Age                   Positions
        ----          ---                   ---------
James Rudis            49           Chairman of the Board, Chief
                                    Executive Officer and President
William E. Shatley     52           Senior Vice President, Chief
                                    Financial Officer, Treasurer and
                                    Director
Michael F. Buck        61           Director

George R. Schrader     67           Director

     James Rudis was elected to the Board of Directors (the "Board") in December 1992 and has served as Chairman and Chief Executive Officer since February 1998 and President since July 1997. He also served as Executive Vice President of the Company from March 1994 until July 1997. Prior to his employment with the Company, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company's Commercial Finance Division.

     William E. Shatley was named as Senior Vice President and Treasurer of the Company in March 1994 and was elected to the Board in February 1998. He joined the Company in an executive capacity in October 1993, having previously served the Company on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a Certified Public Accountant since 1970, previously conducted his own consulting and accounting practice (1982-1993), after having served as Vice President and Chief Financial Officer of Datotek, Inc. (1977-1982) and in an executive capacity with Arthur Andersen & Co. (1968-
1977).

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

Significant Employee

     Mr. Harold Estes is the President of Texas Timberjack, Inc. a wholly owned subsidiary of the Company. He was elected as a director in February 1996 and resigned from the board in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment with locations in Lufkin, Cleveland, Atlanta and Jasper, Texas. Mr. Estes has been President of TTI since 1984, when he acquired it from the Eaton Corporation.


Meetings of the Board of Directors and its Committees

     The Board has standing Compensation and Audit Review Committees. The Compensation Committee is comprised of Messrs. Buck and Schrader. During fiscal 1998, the Compensation Committee met one time. The Compensation Committee (i) administers the Company's employee stock option plans and approves the granting of stock options and (ii) approves compensation for officers.

     The Audit Review Committee is composed of Messrs. Buck and Schrader.
During fiscal 1998, the Audit Review Committee met two times. Its functions are to (i) recommend the appointment of independent accountants; (ii) review the arrangements for and scope of the audit by independent accountants; (iii) consider the adequacy of the system of internal controls and review any proposed corrective actions; and (iv)review and monitor the Company's policies regarding business ethics and conflicts of interest.

     The full Board of Directors met fifteen times during fiscal 1998. All directors attended all meetings of the Board of Directors and each Committee on which such director served.


Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the American Stock Exchange. Directors, officers and greater than 10 percent beneficial owners of the Company's equity securities are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a).

     Based upon (i) a review of the copies of forms furnished to the Company pursuant to the requirements of Section 16(a); (ii) information received by the Company in connection with various purchases and sales of the Company's equity securities; and (iii) the knowledge of the Company that Infinity Investors Limited ("Infinity") and Black Sea Investments, Ltd. ("Black Sea") each may own greater than ten percent of the Company's equity securities and have not filed the required forms with the Commission pursuant to Section 16(a), the Company believes that during fiscal 1998, all filing requirements applicable to its directors and executive officers were satisfied. However, with respect to the Company's greater than 10% beneficial owners of equity securities, both Infinity and Black Sea are delinquent in their Section 16(a) filing obligations. Additionally, as is noted in Item 12 of this Form 10-K/A entitled "Security Ownership of Certain Beneficial Owners and Management," Infinity and Black Sea have failed to disclose their ownership of the Company's Common Stock.

     Based solely upon a review of the copies of forms furnished to the Company pursuant to the requirements of Section 16(a) and excluding Infinity and Black Sea, all holders of greater than 10% of the Company's equity securities have satisfied their Section 16(a) filing requirements.

ITEM 11.  Executive Compensation.
          -----------------------


                            EXECUTIVE COMPENSATION

     The following table sets forth for fiscal 1998, 1997 and 1996 compensation awarded or paid to Mr. Paul A. Tanner, the Company's former Chairman of the Board and Chief Executive Officer, Mr. James Rudis, the Company's Chairman, Chief Executive Officer and President and Mr. William E. Shatley, the Company's Senior Vice President, Treasurer and Chief Financial Officer (collectively, the "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of $100,000 for the year ended September 30, 1998.

                           Summary Compensation Table




                                                                        Long-Term
                                                                       Compensation
                                           Annual Compensation            Awards
                                    ---------------------------------  -------------
Name and Principal          Fiscal                     Other Annual                         All Other
    Position                 Year    Salary    Bonus   Compensation    Options/SARs       Compensation
    --------                ------  ---------  -----  ---------------  ------------       -------------
Paul A. Tanner                1998   $102,960     $0           $--(1)          -              $  -
Former Chairman,              1997   $224,640     $0           $--(1)          -                 -
Chief Executive Officer       1996   $196,560     $0           $--(1)       130,000           $  -
and Director (2)

James Rudis                   1998   $168,077     $0           $--(1)          -              $  -
Chairman, Chief               1997   $138,240     $0           $--(1)          -              $  -
Executive Officer,            1996   $120,960     $0           $--(1)       130,000           $  -
President
and Director (3)

William E. Shatley            1998   $126,000     $0           $--(1)          -              $  -
Senior Vice President,        1997   $108,000     $0           $--(1)          -              $  -
Treasurer, Chief              1996   $ 94,500     $0           $--(1)       100,000           $  -
Financial Officer and
Director

_______________

(1) The Named Executive Officers each received certain perquisites and other personal benefits from the Company during fiscal 1998, 1997 and 1996. These perquisites and other personal benefits, however, did not equal or exceed 10% of the Named Executive Officers' salary and bonus during fiscal 1998,1997 or 1996.

(2) Mr. Tanner resigned as the Company's Chairman, Chief Executive Officer and Director in February 1998. At the effective time of Mr. Tanner's resignation, all stock options held by Mr. Tanner were cancelled for no consideration of any kind. Mr. Tanner is not eligible to participate in any stock option plans of the Company, and to the best of the Company's knowledge, Mr. Tanner currently owns no material number of shares of Company common stock.

(3) Mr. Rudis was named Chairman and Chief Executive Officer upon Mr. Tanners's resignation in February 1998. Mr. Rudis, formerly the Company's Executive Vice President, became President in July 1997, also replacing Mr. Tanner in that position.

     No individual grants or exercises of stock options were made to the Named Executive Officers during the fiscal year ended September 30, 1998.

     The following table describes for the Named Executive Officers options and the potential realizable value for his options as of September 30, 1998, which were granted in prior fiscal years.

             Fiscal Year End September 30, 1998 Option/SAR Values

                                                        Value of Unexercised
                         Number of Unexercised              In-the-Money
                            Options/SARs at               Options/SARs at
                          September 30, 1998            September 30, 1998(1)
                      --------------------------  ------------------------------
                      Exercisable  Unexercisable  Exercisable    Unexercisable
                      -----------  -------------  -----------  -----------------
Paul A. Tanner .......       0            -       $    -              $ -
James Rudis ..........    276,500         -       $    -              $ -
William E. Shatley ...    246,500         -       $    -              $ -

_________
(1) Based on $.4375 per share of Common Stock, which was the closing price per share of Common Stock on September 30, 1998 on the AMEX as reported by The Wall Street Journal.

Compensation Committee Report on Executive Compensation

     The Board of Directors has established a Compensation Committee to review and approve the compensation levels of executive officers of the Company, evaluate the performance of the executive officers, consider senior management succession issues and any related matters for the Company. The Compensation Committee is charged with reviewing with the Board of Directors in detail all aspects of cash compensation for the executive officers of the Company. Stock option compensation for the executive officers is also considered by the Compensation Committee.

     The philosophy of the Company's compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include preserving a strong financial posture, increasing the assets of the Company, positioning the Company's assets and business operations in geographic markets and industry segments offering long term growth opportunities, enhancing shareholder value and ensuring the survival of the Company. The accomplishment of these objectives is measured against conditions prevalent in the industries within which the Company operates. In recent years these conditions reflect a highly competitive market environment and rapidly changing regional, geographic and overall industry market conditions.

     The available forms of executive compensation include base salary, cash bonus awards and incentive stock options. Performance of the Company is a key consideration (to the extent that such performance can fairly by attributed or related to such executive's performance), as well as the nature of each executive's responsibilities and capabilities. The Company's compensation policy recognizes, however, that stock price performance is only one measure of performance and, given industry business conditions and the long term strategic direction and goals of the Company, it may not necessarily be the best current measure of executive performance. Therefore, the Company's compensation policy also gives consideration to the Company's achievement of specified business objectives when determining executive officer compensation. Compensation paid to executive officers is based upon a Company-wide salary structure consistent for each position relative to its authority and responsibility compared to industry peers.

     Based on comparative industry data, and after due consideration to the factors mentioned above, the Compensation Committee set Mr. Rudis' salary at $168,077 for fiscal 1998 and Mr. Tanner's salary at $102,960 for the period of the fiscal year prior to his resignation in February 1998. The Company did not pay any cash bonuses to Mr. Rudis or Mr. Tanner for fiscal 1998.

     The Compensation Committee believes that the compensation of the Company's other executive officers was reasonably related to the performance of the Company and those individuals during fiscal 1998.


                                    COMPENSATION COMMITTEE

                                    Michael F. Buck
                                    George R. Schrader


Compensation Committee Interlocks and Insider Participation


     No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Commission Regulation S-K. No executive officer of the Company served as a member of a compensation committee of another corporation (or other board committee of such company performing similar functions or, in the absence of any such committee, the entire board of directors of such corporation), one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a director of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a member of a compensation committee of another corporation (or other board committee of such corporation performing similar functions or, in the absence of any such committee, the entire board of directors), one of whose executive officers served as a director of the Company.


Director Compensation

     Directors who are also employees of the Company receive no additional compensation for services as directors. Nonemployee directors receive an annual fee of $8,500, with additional fees of $2,500 and $1,500 for service on the Audit Committee and Compensation Committee, respectively, plus additional fees of $500 to $750 per Board and Committee meeting attended. Directors are also reimbursed for all expenses incident to their service on the Board of Directors.

     During March 1998, Mr. Michael F. Buck and Mr. George R. Schrader were granted options to purchase 30,000 and 50,000 shares, respectively, of Common Stock, exercisable at $0.75 per share (the fair market value at the date of grant) in whole or in part, expiring in March 2008.

     During July 1996, Mr. Buck and Mr. Schrader were each granted options to purchase 30,000 shares of Common Stock, exercisable at $2.00 per share (the fair market value at the date of grant), in whole or in part, expiring in July 2006.

     In March 1994, Mr. Schrader was granted options to purchase 50,000 shares of Common Stock. Mr. Schrader's options are exercisable at $5.25 per share (the fair market value at the date of grant), in whole or in part, and will expire in March 1999.

Common Stock Performance Table

     The following performance table compares the five-year cumulative return of the Common Stock with that of a Broad Market Index (American Stock Exchange) and a Published Industry Index (MG Industry Group-Multi-Industry Companies). Each index assumes $100 invested at September 30, 1993, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.


                      Comparative Five-Year Total Returns

Company                   1993    1994    1995    1996    1997   1998
Polyphase Corporation    100.00  158.62   94.83  189.66   50.00   12.07
Industry Index           100.00  110.21  114.22  150.37  163.05   90.62
Broad Market             100.00  101.92  122.80  127.81  155.42  135.76

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------


     The following table sets forth information regarding the beneficial ownership of Common Stock as of December 31, 1998, by each person or group who owned, to the Company's knowledge, more than five percent of the Common Stock, each of the Company's directors, the Company's Chief Executive Officer, and all of the Company's directors and executive officers as a group.

                                                                                 Percent
                                                Amount and Nature of               of
                Name                         Beneficial Ownership (1)           Class (1)
 ------------------------------------        ------------------------           ---------
James Rudis .........................                557,900        (2)            3.4%
William E. Shatley ..................                404,700        (3)            2.5
Michael F. Buck .....................                 60,100        (4)             *
George R. Schrader ..................                130,000        (5)             *
Harold Estes ........................              3,921,200        (6)           24.5
Merrill Lynch .......................                820,000        (7)            4.9
Black Sea Investments, Ltd. .........                     **        (8)            **
Infinity Investors Limited ..........                     **        (9)            **
Paul A. Tanner ......................                     **       (10)            **
All directors and executive officers
 as a  group (4 persons) ............              1,152,700       (11)            6.9


________________
*    Less than 1%.
**   Not available

(1) Except as noted, to the knowledge of the Company, the listed persons and entities have sole investment power and sole voting power as to all shares of Common Stock for which they are identified as being the beneficial owners. Information as to beneficial ownership has been furnished to the Company by such persons except as described in (8) and (9) below and as further described in the subsection to Item 10 entitled "Section 16(a) Beneficial Ownership Reporting Compliance". Such presentation is based on 16,002,321 shares of Common Stock outstanding as of December 31, 1998.

(2) Includes 276,500 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(3) Includes 246,500 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof. Includes 158,200 shares that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.

(4) Includes 60,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

(5)  Includes 130,000 shares that could be purchased pursuant to the exercise of
     stock options exercisable   within 60 days subsequent to the date hereof.

(6) Mr. Estes' address is Highway 59 South, Route 15, Box 9475, Lufkin, Texas 75901. Includes 2,000,000 shares owned by the Pyrenees Group, for which Mr. Estes has sole voting power, and which is held as collateral by Mr. Estes on the Company's note payable to Mr. Estes.

(7) For purposes of the table above, Merrill Lynch consists of Merrill Lynch World Income Fund, Inc. ("MLW") and Convertible Holdings, Inc. ("CH"). The address of MLW and CH is c/o Merrill Lynch Asset Management, 800 Scudders Mill Road, Plainsboro, New Jersey 08536. This figure includes 400,000 shares of Common Stock into which certain of the Company's bonds held by Merrill Lynch are convertible within 60 days subsequent to the date hereof; such figure is subject to adjustment as specified in the indenture governing the terms of such bonds. Also includes 210,000 shares that could be purchased pursuant to the exercise of certain warrants held by Merrill Lynch exercisable within 60 days subsequent to the date hereof.

(8) The address of Black Sea Investments, Ltd. ("Black Sea") is Cockburn House, Cockburn Town, Grand Turk, Turks & Caicos Islands. The Company has been unable, as of the date hereof, to obtain from Black Sea information as to its direct ownership of Common stock as of December 31, 1998. Its indirect ownership, however, includes 500,000 shares that could be purchased pursuant to the exercise of certain warrants held by Black Sea which are exercisable within 60 days subsequent to the date hereof.

(9) The address of Infinity Investors Limited ("Infinity") is 38 Hertford Street, London W1Y7TG, England. As discussed in the subsection to Item 10 entitled "Section 16(a) Beneficial Ownership Reporting Compliance," Infinity refused to provide the Company with information as to its direct ownership of Common Stock as of December 31, 1998. Its indirect ownership, however, includes 3,512,427 shares, 18% of the Class on an "as converted" basis, of Common Stock into which certain of the Company's preferred stock (and accrued dividends thereon) held by Infinity is convertible within 60 days subsequent to the date hereof.

(10) Mr. Tanner resigned as the Company's Chairman, Chief Executive Officer and Director in February 1998. At the effective time of Mr. Tanner's resignation, all stock options held by Mr. Tanner were cancelled for no consideration of any kind. Mr. Tanner is not eligible to participate in any stock option plans of the Company, and to the best of the Company's knowledge, Mr. Tanner currently owns no material number of shares of Company common stock.

(11) Includes 713,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

ITEM 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The Pyrenees Option

In October 1992, the Company's Board of Directors authorized the issuance of options to purchase convertible preferred stock to the Pyrenees Group, a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, or its assignees. The options are summarized as follows:


                  Preferred    Conversion      Common
     Series        Shares        Price         Shares
    --------      ---------    ----------     ---------
        A           125,000      $  .50       2,500,000
        B           100,000        1.00       1,000,000
        C           100,000        2.00         500,000
        D           200,000        4.00         500,000
        E           475,000       10.00         475,000
                  ---------                   ---------
                  1,000,000                   4,975,000
                  =========                   =========


During fiscal 1994 and 1995 Pyrenees exercised and converted Series A, B, and C Preferred Stock into common stock. In November, 1995, Pyrenees exercised the Series D option through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued. During fiscal 1996 the shares were converted to 500,000 shares of common stock. During the years ended September 30, 1996 and 1997, principal payments of approximately $721,000 and $304,000, respectively were made on the note. The Company believes the remaining balance of $975,000 will be uncollectible and that it will recover the 500,000 shares of common stock that secure this note. As discussed in Note 13 to the Consolidated Financial Statements, the Company expects to recover these shares subsequent to September 30, 1998 and will account for this recovery as an unexercised stock option in accordance with Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees". As such, the difference between the note balance ($975,000) and the fair market value of the 500,000 shares (approximately $218,500 at September 30, 1998) will be recorded as a reduction in paid-in capital.

Advances to Related Parties

On February 23, 1998, Mr. Paul A. Tanner resigned as Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. James Rudis, the Company's President, was elected by the Board to assume the vacated positions. Following the resignation, a reserve of approximately $165,000 was established against all outstanding advances due from Mr. Tanner.

During fiscal years 1994 and 1995 a number of advances were made to Mr. Tanner which aggregated approximately $2,000,000. In December 1995 the advances were refinanced though the issuance to the Company of a 12% unsecured demand note from Mr. Tanner. Also during the aforementioned periods the Company made non-interest bearing cash advances of approximately $1.5 million to the Pyrenees Group.

During January 1996, the Company reached an agreement to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project was being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Tanner. The Company agreed to provide to Stadium Partners up to $4 million of debt (1) convertible into a 14% economic interest in the project and (2) guaranteed personally by Mr. Tanner and Pyrenees. As part of this agreement, the aforementioned amounts receivable from Mr. Tanner and Pyrenees (approximately $3.5 million), together with subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, bearing interest at 12.0% and guaranteed personally by Mr. Tanner and Pyrenees. Through September 30, 1996, the Company advanced an additional $9.27 million, for an approximate total of $13.3 million.

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

The Company guaranteed the repayment of the Lehman loan on behalf of  Stadium
Partners.   The guarantee is only effective in certain circumstances or upon the occurrence of certain events. A foreclosure sale was conducted on or about July 15, 1998. Notwithstanding such foreclosure action, the Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

During April 1998, the Company filed suit against PLY Stadium Partners, Inc., and against Mr. Tanner and Pyrenees, the guarantors of the debt. As of September 30, 1998, the amount ultimately recoverable as a result of this litigation, if any, is not determinable. However, in enforcing these guarantees, the Company expects either through judicial foreclosure or otherwise, to obtain the rights to 2,000,000 shares of Polyphase common stock owned by Pyrenees and held by Mr. Harold Estes as secondary collateral as described more fully in Notes 3, 9 and 10 to the Consolidated Financial Statements.

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


POLYPHASE CORPORATION



By:  /s/ James Rudis                                    January 26, 1999
     ---------------
     James Rudis
     Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /s/ James Rudis                                        January 26, 1999
----------------
James Rudis
Chief Executive Officer,
Chairman of the Board,
President and Director
(Principal Executive Officer)



 /s/ William E. Shatley                                 January 26, 1999
-----------------------
William E. Shatley
Senior Vice President, Treasurer,
Chief Financial Officer and Director
(Principal Financial and
Accounting Officer)



 /s/ George R. Schrader                                 January 26, 1999
-----------------------
George R. Schrader
Director



 /s/ Michael F. Buck                                    January 26, 1999
--------------------
Michael F. Buck
Director