Form 10-Q
period 1998-12-31
POLYPHASE CORP
filed 1999-02-16
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998

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
Yes    X        No _______
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               16,657,321
                                                 -------------------------------
                                                 Outstanding at February 5, 1999

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------


                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                          Page No.
-----------------------------                          --------
Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   December 31, 1998 and September 30, 1998                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  December 31, 1998 and 1997                               4

Consolidated Condensed Statements of
  Cash Flows for the Three Months Ended
  December 31, 1998 and 1997                               6

Notes to Consolidated Condensed Financial Statements       8

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations            11

Item 3. Quantitative and Qualitative Disclosures
   about Market Risk                                      13

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                 14

Item 6. Exhibits and Reports on Form 8-K                  14

Signature Page                                            15

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    Assets

                                                 (Unaudited)
                                                 December 31,      September 30,
                                                 -----------       ------------
                                                     1998              1998
                                                 -----------       ------------
Current assets:
 Cash                                            $   850,205        $  423,957
 Receivables, net of allowance for doubtful
  accounts of $526,635 and $562,800
    Trade accounts                                13,125,310        13,839,250
    Current portion of sales contracts             3,653,222         3,879,420
    Notes receivable                               1,839,846         1,813,232
 Inventories                                      36,671,181        34,568,628
 Prepaid expenses and other                          784,055           527,999
                                                 -----------       -----------
    Total current assets                          56,923,819        55,052,486
                                                 -----------       -----------

Property and equipment:
 Land                                                432,000           432,000
 Buildings and improvements                        4,450,753         4,054,854
 Machinery, equipment and other                    9,582,330         9,490,827
                                                 -----------       -----------
                                                  14,465,083        13,977,681
 Accumulated depreciation                          7,910,855         7,526,281
                                                 -----------       -----------
                                                   6,554,228         6,451,400
                                                 -----------       -----------
Other assets:
 Noncurrent receivables
   Sales contracts                                 1,283,565         1,363,039
   Related parties                                   830,983           670,655
 Excess of cost over fair value of net assets
  of businesses acquired, net of accumulated
  amortization of $3,387,066 and $3,183,743       13,211,673        13,414,996
 Other intangible assets                           2,185,519         2,494,754
 Restricted cash                                     644,171           672,898
 Other                                             1,413,551         1,425,147
                                                 -----------       -----------
                                                  19,569,462        20,041,489
                                                 -----------       -----------

                                                 $83,047,509       $81,545,375
                                                 ===========       ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              (Unaudited)
                                                              December 31,   September 30,
                                                              -----------    ------------
                                                                 1998            1998
                                                              -----------    ------------
Current liabilities:
 Notes payable                                                $ 14,139,109    $ 14,409,681
 Note payable and accrued interest to related party             16,722,729      16,307,405
 Accounts payable                                                7,740,095       6,085,703
 Accrued expenses and other                                      3,743,904       3,514,685
 Current maturities of long-term debt                            4,283,333       3,533,333
                                                              ------------    ------------
    Total current liabilities                                   46,629,170      43,850,807

Long term debt, less current maturities                         28,256,370      29,220,972
Reserve for credit guarantees                                      644,171         672,898
                                                              ------------    ------------
    Total liabilities                                           75,529,711      73,744,677
                                                              ------------    ------------

Warrants to purchase common stock
 in subsidiary                                                   1,200,000       1,200,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    99,034 and 115,000 shares, respectively                            990           1,150
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   16,002,321 and 15,080,050 shares, respectively                  160,023         150,800
 Paid-in capital                                                28,705,331      28,623,811
 Accumulated deficit                                           (21,573,227)    (21,199,744)
 Notes receivable                                                 (975,319)       (975,319)
                                                              ------------    ------------
   Total stockholders' equity                                    6,317,798       6,600,698
                                                              ------------    ------------

                                                              $ 83,047,509    $ 81,545,375
                                                              ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For the Three Months Ended
                                                                     December 31,
                                                             ------------------------------
                                                                   1998            1997
                                                                -----------   -----------
Net revenues                                                    $36,055,968   $37,392,317

Cost of sales                                                    29,900,516    30,425,160
                                                                -----------   -----------
Gross profit                                                      6,155,452     6,967,157

Selling, general and administrative expenses                      4,512,351     4,596,486
                                                                -----------   -----------
Operating income                                                  1,643,101     2,370,671
                                                                -----------   -----------

Other income (expenses):
 Interest expense                                                (2,166,149)   (1,849,768)
 Interest income and other                                          182,663       (10,950)
 Gain on sale of assets                                                   -       987,857
                                                                -----------   -----------
       Total other income (expenses)                             (1,983,486)     (872,861)
                                                                -----------   -----------
Income (loss) before income taxes and extraordinary item           (340,385)    1,497,810
Income taxes                                                              -             -
                                                                -----------   -----------
Net income (loss) before extraordinary item                        (340,385)    1,497,810

Extraordinary item:
 Early extinguishment of debt                                             -      (616,239)
                                                                -----------   -----------
Net income (loss)                                                  (340,385)      881,571

Dividends on preferred stock                                        (33,098)      (40,875)
                                                                -----------   -----------
Net income (loss) attributable to common stockholders           $  (373,483)  $   840,696
                                                                ===========   ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)

                                                   For the Three Months Ended
                                                            December 31,
                                                   ---------------------------
                                                        1998          1997
                                                   ------------    -----------
Basic income (loss) per common share:

 Income (loss) before
  extraordinary item                                    $(.02)         $ .10

 Extraordinary item                                         -           (.04)
                                                        -----          -----

 Net income (loss) per common share-basic               $(.02)         $ .06
                                                        =====          =====

Diluted income (loss) per common share:

 Income (loss) before
  extraordinary item                                    $(.02)         $ .09

 Extraordinary item                                         -           (.04)
                                                        -----          -----

 Net income (loss) per common share-diluted             $(.02)         $ .05
                                                        =====          =====

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 For the Three Months Ended
                                                                        December 31,
                                                                 --------------------------
                                                                     1998           1997
                                                                 -----------    -----------
Cash flow provided by (used in) operating activities:
 Net income (loss)                                                $  (340,385)  $   881,571
Adjustments to reconcile net income (loss)
 to net cash provided by (used in ) operating
 activities:
  Depreciation and amortization                                     1,004,932     1,203,606
  Provision for doubtful accounts                                           -        50,000
  Gain on sale of assets                                                    -      (987,857)
Extraordinary item-early extinguishment of debt                             -       616,239
Changes in:
  Accounts and sales contracts receivable                           1,019,612    (2,524,535)
  Inventories                                                      (2,102,553)   (1,766,038)
  Prepaid expenses and other                                         (244,460)      (53,919)
  Accounts payable                                                  1,654,392       887,332
  Accrued expenses and other                                          312,002       393,668
                                                                  -----------   -----------
     Net cash provided by (used in )
      operating activities                                          1,303,540    (1,299,933)
                                                                  -----------   -----------

Cash flows provided by (used in) investing activities:
  Notes and other receivables                                         (26,614)     (914,308)
  Receivables from related parties                                   (160,328)        8,963
  Capital expenditures, net                                          (487,402)     (252,289)
                                                                  -----------   -----------
     Net cash used in
      investing activities                                           (674,344)   (1,157,634)
                                                                  -----------   -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                             For the Three Months Ended
                                                                     December 31,
                                                             --------------------------
                                                                 1998           1997
                                                             -----------   ------------
Cash flows provided by (used in) financing activities:
  Borrowings (principal payments) under line of
   credit arrangements, net                                   $  351,014   $  1,282,242
  Borrowings (principal payments) on other notes payable
   and long-term debt, net                                      (520,864)    24,773,669
  Principal payments on term notes                                     -     (1,982,280)
  Principal payments on convertible bonds                              -     (4,300,000)
  Principal payments on subordinated debentures                        -    (13,000,000)
  Redemption of Overhill warrants                                      -     (2,000,000)
  Deferred financing costs                                             -     (2,753,552)
  Dividends on preferred stock                                   (33,098)       (40,875)
  Stock issuance costs                                                 -        (17,500)
                                                             -----------   ------------
   Net cash provided by (used in)
     financing activities                                       (202,948)     1,961,704
                                                             -----------   ------------
Net increase (decrease) in cash                                  426,248       (495,863)
Cash - beginning of period                                       423,957      1,064,259
                                                             -----------   ------------
Cash - end of period                                          $  850,205   $    568,396
                                                             ===========   ============

Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                                    $1,957,148   $  1,815,288
  Income taxes                                                $        -   $          -

  Supplemental schedule of noncash investing and financing activities:

  In December 1997, in connection with the Overhill Farms credit agreement, warrants were issued having an estimated fair market value of $1,200,000.

  In connection with the repayment of certain indebtedness to Merrill Lynch in December 1997, the Company issued warrants covering 210,000 shares exercisable at $.01 per share and 210,000 shares exercisable at $1.125 per share. Such warrants were assigned a value of $175,000.

  In December 1998, the Company made a partial payment on a lawsuit obligation, together with certain associated expenses, by issuing 150,000 shares of common stock.


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


1.   NATURE OF BUSINESS

     Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, operates in three industry segments: the food segment, the forestry segment and the transformer segment. The food segment (the "Food Group"), which consists of the Company's wholly-owned subsidiary Overhill Farms, Inc. ("Overhill"), produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialities. The forestry segment ("Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("TTI") and TTI's majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and sawmill operations. The transformer segment (the "Transformer Group"), which consists of the Company's wholly-owned subsidiary Polyphase Instrument Co. ("PIC"), manufactures and markets electric transformers, inductors and filters.


2.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

     The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company's latest financial statements filed as part of Form 10-K for the year ended September 30, 1998.

3.   TAXES

     For the quarter ended December 31, 1998, the actual Federal income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company's subsidiaries recorded a provision for Federal income taxes of approximately $75,000 using the statutory tax rate of 34% and then applied a like amount of the existing valuation allowance, resulting in a net provision for the quarter of zero. As of December 31,

     1998, the Company had a remaining valuation allowance of approximately $5.4 million and net operating loss carryforwards of approximately $12.0 million.


4.   EARNINGS PER SHARE


     The following table sets forth the computation of basic and diluted earnings per share:

                                                                      December 31,
                                                                  1998          1997
                                                             -----------    -----------
     Numerator:
        Net income (loss) before extraordinary item          $  (340,385)   $ 1,497,810
        Extraordinary item                                             -       (616,239)
                                                             -----------    -----------
                                                                (340,385)       881,571
        Preferred dividends                                      (33,098)       (40,875)
                                                             -----------    -----------
        Income (loss) attributable to common stockholders    $  (373,483)   $   840,696
                                                             ===========    ===========

     Denominator:
        Denominator for basic earnings per share-
          weighted average shares                             15,396,070     13,987,226

     Effect of dilutive securities (a):
        Convertible preferred stock                                    -      1,071,185
        Stock options                                                  -        317,008
        Warrants                                                       -         62,129
                                                             -----------    -----------
        Dilutive potential common shares                               -      1,450,322
                                                             -----------    -----------
        Denominator for diluted earnings per share            15,396,070     15,437,548
                                                             ===========    ===========

     (a) Dilutive potential common shares were excluded from the computation in 1998 since their effect would have been antidilutive.


5.   STOCKHOLDERS' EQUITY

     During the three months ended December 31, 1998, the holder of the Company's Series A-3 Preferred Stock converted a total of 15,966 shares of such stock, together with accrued dividends of $57,784, into a total of 772,271 shares of common stock. Based upon the market price of the Company's common stock as of December 31, 1998, the holder would have been entitled to approximately 3.5 million common shares upon conversion of its remaining preferred stock and accrued dividends. Pursuant to a conversion of the Series A-3 Preferred Stock in January 1999, the holder was issued an additional 375,000 shares of common stock. The same holder has requested a further conversion of the Series A-3 Preferred Stock into 400,000 common shares.

     The Company, during the three months ended December 31, 1998, entered into an agreement, whereby the Company agreed to pay a $500,000 judgment relating to certain litigation in fiscal 1998, in monthly payments of $8,000 (including interest at 10% per annum) over an eighteen month period, with a balloon payment due at the end of that period. In connection therewith, the Company, during December 1998, issued 150,000 shares of its common stock as partial payment against the judgment, together with certain costs associated therewith. Also in connection with this agreement, an additional issuance of 150,000 shares was made in January 1999 in further payment of the obligation.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS

RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements are: adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation.

Revenues for the three months ended December 31, 1998 decreased $1,336,000 (4%) to $36,056,000 from $37,392,000 during the three months ended December 31, 1997. Operating income decreased $728,000 (31%) to $1,643,000 from $2,371,000 during the comparable period. The decrease in sales during the first quarter was primarily attributable to lower demand for heavy equipment at Texas Timberjack.

Net income before extraordinary item for the three months ended December 31, 1998 decreased $1,838,000 to a net loss of $340,000 from net income of $1,498,000 during the three months ended December 31, 1997. The decrease in net income is attributable to lower revenues and gross margins coupled with increases in selling, general and administrative expenses at TTI. Net income for the period ended December 31, 1997, included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997. The Company realized a net loss for the three months ended December 31, 1997 of $373,000, as compared to net income of $841,000 in the comparable period of fiscal 1998.

Revenues for the Food Group for the three months ended December 31, 1998 increased $835,000 (4%) to $24,059,000 from $23,223,000 for the three months ended December 31, 1997. Operating income for the three months ended December 31, 1997 increased $54,000 (4%) to $1,402,000 from $1,348,000 for the three months ended December 31, 1997. Overhill's increased operating income was primarily due to slight increases in gross margins and a reduction in general and administrative expenses as management has reduced selling expenses related to the retail business.

Revenues for the Forestry Group for the three months ended December 31, 1998 decreased $2,463,000 (19%) to $10,796,000 from $13,259,000 for the three months ended December 31, 1997, while operating income for the for the three months ended December 31, 1998 decreased $1,184,000 (86%) to $190,000 from $1,374,000 for the three months ended December 31, 1997. The decrease in revenue and operating income was primarily due to softness in the timber market during the period resulting in fewer sales of equipment. For the three months ended December 31, 1998 the Texas Timberjack subsidiaries contributed revenues of $1,539,000 and a net loss of $83,000 to the consolidated amounts.

Revenues for the Transformer Group for the three months ended December 31, 1998 increased $291,000 (32%) to $1,201,000 from $910,000 for the three months ended December 31, 1997, while operating income for the for the three months ended December 31, 1998 increased $6,000 (100%).

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1998, the Company's operating activities provided cash of approximately $1,303,000 compared to a use of cash of $1,264,000 during the comparable period in fiscal 1998. The increased cash provided over the comparable period, resulted primarily from increases in accounts payable and decreases in receivables.

During the three months ended December 31, 1998, cash used in investing activities was approximately $674,000 compared to a use of cash of $1,158,000 during the comparable period in fiscal 1998. The Company's use of cash in the current period consisted primarily of capital expenditures at Texas Timberjack and its sawmill subsidiary.

During the three months ended December 31, 1998, cash used in financing activities was approximately $203,000 as compared to cash provided of $1,962,000 in the comparable period in fiscal 1998. The source of cash during the prior period consisted primarily of net proceeds from the approximate $24.2 million loan facility at Overhill Farms.

The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come primarily from a combination of internally generated funds and from additional borrowings. The Company also has principal payment obligations to Merrill Lynch, Long Horizons and Mr. Harold Estes. The Company's management believes that cash generated from operations, together with available lines of credit, possible refinancing and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next twelve months.

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

The Company began the second phase of its Year 2000 compliance project in late January. The Company's subsidiaries are contacting key vendors to assess their Year 2000 readiness and evaluate the effect of non-compliance on the Company's future business.

Despite efforts to address the Year 2000 problem, there can be no guarantee that critical suppliers or entities on which the Company relies will be converted on a timely basis. The Company believes, based upon preliminary findings, that most vendors are performing internal Year 2000 projects similar to the Company's and that non-compliant vendors will offer alternative measures for time sensitive products. Contingency plans for obtaining goods and services from non-compliant vendors will be addressed on a case by case basis.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         27  Financial Data Schedule

         (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended December 31, 1998.

          NONE

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    POLYPHASE CORPORATION
                                                    (REGISTRANT)


Date: February 12, 1999
                                                    By: /s/ James Rudis
                                                        ------------------------
                                                        James Rudis
                                                        President



Date: February 12, 1999
                                                    By: /s/ William E. Shatley
                                                        ------------------------
                                                        William E. Shatley
                                                        Chief Financial Officer

                               INDEX TO EXHIBITS


          Exhibit No.                                     Exhibit
         -------------                            -----------------------

            27                                    Financial Data Schedule