Form 10-Q
period 1999-03-31
POLYPHASE CORP
filed 1999-05-21
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________

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
Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                  17,812,464
                                                     ---------------------------
                                                     Outstanding at May 18, 1999

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   March 31, 1999 and September 30, 1998                                       2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  March 31, 1999 and 1998                                                      4

Consolidated Condensed Statements of
  Operations for the Six Months Ended
  March 31, 1999 and 1998                                                      5

Consolidated Condensed Statements of
  Cash Flows for the Six Months Ended
  March 31, 1999 and 1998                                                      7

Notes to Consolidated Condensed Financial Statements                          10

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                               13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            15

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature Page                                                                17

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     Assets

                                                                March 31,    September 30,
                                                               -----------   -------------
                                                                   1999          1998
                                                               -----------   -------------
                                                               (Unaudited)
Current assets:
 Cash                                                          $ 2,053,056   $     423,957
 Receivables, net of allowance for doubtful accounts
  of $485,031 and $562,800
   Trade accounts                                               16,589,638      13,839,250
   Current portion of sales contracts                            5,161,701       3,879,420
   Notes receivable                                              1,926,052       1,813,232
 Inventories                                                    34,787,355      34,568,628
 Prepaid expenses and other                                        882,487         527,999
                                                               -----------   -------------
    Total current assets                                        61,400,289      55,052,486
                                                               -----------   -------------

Property and equipment:
 Land                                                              432,000         432,000
 Buildings and improvements                                      4,627,425       4,054,854
 Machinery, equipment and other                                  9,616,002       9,490,827
                                                               -----------   -------------
                                                                14,675,427      13,977,681
 Less-Accumulated depreciation                                  (8,311,501)     (7,526,281)
                                                               -----------   -------------
                                                                 6,363,926       6,451,400
                                                               -----------   -------------
Other assets:
 Noncurrent receivables
   Sales contracts                                               1,813,570       1,363,039
   Related parties                                                 751,331         670,655
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $3,590,388
   and $3,183,743                                               13,008,351      13,414,996
 Other intangible assets                                         1,887,133       2,494,754
 Restricted cash                                                   610,787         672,898
 Other                                                           1,449,341       1,425,147
                                                               -----------   -------------
                                                                19,520,513      20,041,489
                                                               -----------   -------------

                                                               $87,284,728   $  81,545,375
                                                               ===========   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                                  (Unaudited)

                     Liabilities and Stockholders' Equity

                                                         March 31,    September 30,
                                                       ------------   -------------
                                                          1999            1998
                                                       ------------   -------------
                                                       (Unaudited)
Current liabilities:
 Notes payable                                         $ 14,983,453    $ 14,409,681
 Note payable and accrued interest to related party      17,115,733      16,307,405
 Accounts payable                                        11,081,882       6,085,703
 Accrued expenses and other                               3,540,471       3,514,685
 Current maturities of long-term debt                     5,033,333       3,533,333
                                                       ------------    ------------
    Total current liabilities                            51,754,872      43,850,807

Long term debt, less current maturities                  27,423,037      29,220,972
Reserve for credit guarantees                               610,787         672,898
                                                       ------------    ------------
    Total liabilities                                    79,788,696      73,744,677
                                                       ------------    ------------

Warrants to purchase common stock
 in subsidiary                                            1,200,000       1,200,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    65,543 and 115,000 shares, respectively                     655           1,150
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   17,482,321 and 15,080,050 shares, respectively           174,823         150,800
 Paid-in capital                                         28,886,895      28,623,811
 Accumulated deficit                                    (21,791,022)    (21,199,744)
 Notes receivable                                          (975,319)       (975,319)
                                                       ------------    ------------
   Total stockholders' equity                             6,296,032       6,600,698
                                                       ------------    ------------

                                                       $ 87,284,728    $ 81,545,375
                                                       ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                For the Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   1999            1998
                                                -----------    -----------

Net revenues                                    $41,178,567    $33,328,696

Cost of sales                                    34,229,808     26,818,115
                                                -----------    -----------

Gross profit                                      6,948,759      6,510,581

Selling, general and administrative expenses      5,102,516      4,600,107
                                                -----------    -----------

Operating income                                  1,846,243      1,910,474
                                                -----------    -----------

Other income (expenses):
 Interest expense                                (2,195,586)    (2,262,859)
 Interest income and other                          155,784        134,279
                                                -----------    -----------

  Total other income (expenses)                  (2,039,802)    (2,128,580)
                                                -----------    -----------

Loss before income taxes                           (193,559)      (218,106)

Income taxes                                              -              -
                                                -----------    -----------

Net loss                                           (193,559)      (218,106)

Dividends on preferred stock                        (24,236)       (39,375)
                                                -----------    -----------

Net loss attributable to common stockholders    $  (217,795)   $  (257,481)
                                                ===========    ===========


Basic loss per share                            $      (.01)   $      (.02)
                                                ===========    ===========

Diluted loss per share                          $      (.01)   $      (.02)
                                                ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Six Months Ended
                                                         March 31,
                                                --------------------------
                                                    1999           1998
                                                -----------    -----------
Net revenues                                    $77,234,535    $70,721,013

Cost of sales                                    64,130,324     57,243,275
                                                -----------    -----------

Gross profit                                     13,104,211     13,477,738

Selling, general and administrative expenses      9,614,867      9,196,593
                                                -----------    -----------

Operating income                                  3,489,344      4,281,145
                                                -----------    -----------

Other income (expenses):
 Interest expense                                (4,361,735)    (4,112,627)
 Interest income and other                          338,447        123,329
 Gain on sale of assets                                   -        987,857
                                                -----------    -----------

  Total other income (expenses)                  (4,023,288)    (3,001,441)
                                                -----------    -----------


Income (loss) before income taxes and
 extraordinary item                                (533,944)     1,279,704

Income taxes                                              -              -
                                                -----------    -----------

Net income (loss) before extraordinary item        (533,944)     1,279,704

Extraordinary item:
 Early extinguishment of debt                             -       (616,239)
                                                -----------    -----------

 Net income (loss)                                 (533,944)       663,465

Dividends on preferred stock                        (57,334)       (80,250)
                                                -----------    -----------

Net income (loss) attributable to common
 stockholders                                   $  (591,278)   $   583,215
                                                ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)


                                                 For the Six Months Ended
                                                         March 31,
                                                --------------------------
                                                    1999          1998
                                                -----------    -----------

Basic income (loss) per share:
 Income (loss) before
  extraordinary item                            $      (.04)   $       .08

 Extraordinary item                                       -           (.04)
                                                -----------    -----------

 Net income (loss) per share:                   $      (.04)   $       .04
                                                ===========    ===========


Diluted income (loss) per share:
 Income (loss) before
  extraordinary item                            $      (.04)   $       .07

 Extraordinary item                                       -           (.04)
                                                -----------    -----------

 Net income (loss) per share                    $      (.04)   $       .03
                                                ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                 For the Six Months Ended
                                                         March 31,
                                                --------------------------
                                                    1999          1998
                                                -----------    -----------
Cash flow provided by  (used in) operating
 activities:
 Net income (loss)                              $  (533,944)   $   663,465
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                   2,022,286      2,104,938
  Provision for doubtful accounts                    79,000        188,701
  Gain on sale of assets                                  -       (987,857)
  (Increase) decrease in:
   Accounts and sales contracts receivable       (4,562,200)       278,349
   Inventories                                     (218,727)    (6,947,947)
   Prepaid expenses and other                      (378,682)       396,166
   Accounts payable                               4,996,179      1,631,940
   Accrued expenses and other                       288,298        148,838
                                                -----------    -----------

      Net cash provided by (used in)
       operating activities                       1,692,210     (2,523,407)
                                                -----------    -----------

Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                      (112,820)    (1,214,554)
  Receivables from related parties                  (80,676)         7,963
  Capital expenditures, net                        (697,746)      (399,328)
                                                -----------    -----------
      Net cash used in
       investing activities                     $  (891,242)   $(1,605,919)
                                                -----------    -----------


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                 For the Six Months Ended
                                                         March 31,
                                                ---------------------------
                                                    1999           1998
                                                -----------    ------------
Cash flows provided by (used in) financing
 activities:
Borrowings (principal payments) under line of
   credit arrangements, net                     $ 1,382,100    $  2,308,445
  Borrowings (principal payments) on other
   notes payable and long term debt, net           (497,935)     25,877,710
  Exercise of common stock options                    1,300               -
  Principal payments on term notes                        -      (1,982,280)
  Principal payments on convertible bonds                 -      (4,300,000)
  Principal payments on subordinated debentures           -     (13,000,000)
  Redemption of Overhill warrants                         -      (2,000,000)
  Dividends on preferred stock                      (57,334)        (80,250)
  Deferred financing costs                                -      (2,753,552)
  Common stock issuance costs                             -         (17,500)
                                                -----------    ------------
   Net cash provided by
     financing activities                           828,131       4,052,573
                                                -----------    ------------

Net increase (decrease) in cash                   1,629,099         (76,753)
Cash - beginning of period                          423,957       1,064,259
                                                -----------    ------------
Cash - end of period                            $ 2,053,056    $    987,506
                                                ===========    ============

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                        For the Six Months Ended
                                                                March 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                              $2,947,163    $2,594,632
  Income taxes                                          $        -    $        -

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

During the period ended March 31, 1999, the Company made partial payments on a lawsuit obligation, together with certain associated expenses, by issuing 300,000 shares of common stock valued at $85,000.

During the period ended March 31, 1999, the Company settled certain disputed obligations by granting an option on 130,000 shares of common stock, exercisable at $.01 per share. The options were assigned a value of $28,000.



                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                March 31, 1999

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

3.  INVENTORIES

    Inventories are summarized as follows:  March 31,     September 30
                                              1999            1998
                                           -----------    -----------

    Finished goods                         $24,344,422    $24,162,010
    Work-in-process                            495,117        430,507
    Raw materials                           10,204,816     10,228,111
    Inventory reserve                         (257,000)      (252,000)
                                           -----------    -----------

     Total                                 $34,787,355    $34,568,628
                                           ===========    ===========

    As of March 31, 1999, finished goods inventories are comprised of approximately $6,846,000 in inventories at the Food Group, $15,585,000 in timber and logging related equipment, $1,371,000 in finished wood products and $542,000 in transformers. As of March 31, 1999, raw materials inventories are comprised of approximately $5,521,000 in inventories at the Food Group, $3,511,000 in harvested but unprocessed timber and $1,173,000 in transformer parts.


4.  TAXES

    For the six months ended March 31, 1999, the actual Federal income tax expense attributable to income from operations differed from the net amounts recorded by the Company. The Company recorded a provision for Federal income taxes of $74,000 using the statutory tax rate of 34% and then applied a like amount of its existing valuation allowance, resulting in a net provision for the period of zero. As of March 31, 1999, the Company had a remaining valuation allowance of approximately $5.4 million and net operating loss carry forwards of approximately $12.0 million.

    Additionally, the Federal income tax returns of TTI for the year ended March 31, 1994 and for the stub period ended June 24, 1994, were audited by the Internal Revenue Service. Both these tax periods were prior to the acquisition of TTI by Polyphase. During the current quarter, the Internal Revenue Service assessed TTI additional taxes of approximately $752,000 for the year ended March 31,1994. The Company and TTI are appealing the IRS decision and, if necessary, intend to further contest the matter in District Court, and believe, based upon the advice of counsel, that this issue will be resolved without a material effect on the financial position, results of operations or cash flows of the Company.

5.  EARNINGS PER SHARE

    The following table sets forth the computations of basic and diluted earnings per share:

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
  Numerator:
   Net loss                                          $  (193,559)      (218,106)
   Preferred dividends                                   (24,236)       (39,375)
                                                     -----------    -----------
   Net loss attributable to common stockholders      $  (217,795)   $  (257,481)
                                                     ===========    ===========

  Denominator:
   Denominator for basic earnings
     per share - weighted average shares (a)           6,828,432     14,491,396
                                                     ===========    ===========


                                                       For the Six Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1999           1998
                                                      -----------   -----------


Numerator:
   Net income (loss) before extraordinary item        $  (533,944)  $ 1,279,704
   Preferred dividends                                    (57,334)      (80,250)
                                                      -----------   -----------
                                                         (591,278)    1,199,454
   Extraordinary item                                           -      (616,239)
                                                      -----------   -----------

   Income (loss) available to common stockholders     $  (591,278)  $   583,215
                                                      ===========   ===========

Denominator:
   Denominator for basic earnings per share-
     weighted average shares                           16,104,381    14,236,542
                                                      -----------   -----------

 Effect of dilutive securities:
     Convertible preferred stock                                -     1,607,430
     Stock options                                              -       291,478
     Warrants                                                   -       132,618
                                                      -----------   -----------

     Dilutive potential common shares (a)                       -     2,031,526
                                                      -----------   -----------
                                                       16,104,381    16,268,068
                                                      ===========   ===========

   (a) Dilutive potential common shares were excluded from the computation in loss periods since their effect would have been antidilutive.


6. STOCKHOLDERS' EQUITY

   During the period ended March 31, 1999, Infinity Investors Limited, the holder of the Company's Series A-3 Preferred Stock, converted a total of 49,457 shares of such stock, together with accrued dividends of $172,876, into a total of 1,972,271 shares of common stock. Based upon the market price of the Company's common stock as of March 31, 1999, the holder would have been entitled to approximately 2.4 million common shares upon conversion of its remaining preferred stock and accrued dividends. Pursuant to a further conversion in April 1999, the holder was issued an additional 330,143 shares of common stock. Any additional conversions of the Series A-3 Preferred Stock will require that the Company file an application with the American Stock Exchange ("AMEX") for the listing of additional shares prior to issuance. The AMEX Company Guide requires shareholder approval as a prerequisite to the filing of such additional listing application.

   The Company, during November 1998, entered into an agreement, whereby the Company agreed to pay a $500,000 judgment relating to certain litigation in fiscal 1998, in monthly payments of $8,000 (including interest at 10% per annum) over an eighteen month period, with a balloon payment due at the end of that period. In connection therewith, the Company, during the six months ended March 31, 1999, issued a total of 300,000 shares of its common stock valued at $ 85,000, as partial payment against the judgment, together with certain costs associated therewith.

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

Results of Operations

Revenues for the six months ended March 31, 1999 increased $6,514,000 (9.2%) to $77,235,000 from $70,721,000 during the six months ended March 31, 1998. The increase in revenues is primarily attributable to sales gains by Overhill. On a consolidated basis, gross margins decreased from the comparable period in 1998 from 19.1% to 17.0%, resulting in decreased gross profit and operating income. For the six months ended March 31, 1999, operating income decreased $792,000 (18.5%) to $3,489,000 from $4,281,000 during the comparable period in 1998.

Interest expense for the six months ended March 31, 1999 increased $249,000 over the comparable period in 1998 primarily due to additional borrowings outstanding during the period.

Consolidated net income before extraordinary item for the six months ended March 31, 1999 decreased $1,814,000 to a net loss of $534,000 from net income of $1,280,000 during the six months ended March 31, 1998. Net income for the prior period included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997. Consolidated net income was adversely affected by a decrease in gross margins, higher selling, general and administrative expenses and higher interest expense.

The Food Group's revenues increased $6,161,000 (13.6%) to $51,506,000 for the six months ended March 31, 1999 as compared to $45,345,000 for the six months ended March 31, 1998. Gross profits increased 11.7% ($883,000) to $8,433,000, compared to $7,550,000 in the prior year, primarily due to increased business from new national accounts and decreased raw materials costs. Operating income increased $437,000 to $3,008,000, compared to $2,571,000 in fiscal 1998.

Revenues for the Forestry Group for the six months ended March 31, 1999 decreased $238,000 (1.0%) to $23,044,000 from $23,282,000 for the six months ended March 31, 1998. Operating income for the same period decreased $1,958,000 to $548,000 for the six months ended March 31, 1999 from $2,506,000 for the six months ended March 31, 1998. The decreases were primarily attributable a softness in the East Texas timber market, resulting in a decrease in gross margins for the current period, and higher selling, general and administrative expenses associated with the sawmill subsidiary which were not material in fiscal 1998.

Revenues for the Transformer Group for the six months ended March 31, 1999 increased $591,000 to $2,684,000 from $2,093,000 for the comparable period in fiscal 1998. Operating income decreased to $24,000 for the six months ended March 31, 1999 from $29,000 for the comparable period in fiscal 1998.

Liquidity and Capital Resources

During the six months ended March 31, 1999, the Company's operating activities provided cash of approximately $1,692,000, compared to cash used of $2,523,000 during the comparable period in fiscal 1998. This increase over the comparable period resulted primarily from increases in payables related to volume increases at Overhill.

During the six months ended March 31, 1999, the Company's investing activities resulted in a use of cash of approximately $891,000, compared to a use of cash in the amount of $1,606,000 in fiscal 1998. The Company's use of cash consisted primarily of capital expenditures at Texas Timberjack and its subsidiaries.

During the six months ended March 31, 1999, the Company's financing activities provided cash of approximately $828,000 as compared to cash provided of $4,053,000 in the comparable period in fiscal 1998. The source of cash during the prior period consisted primarily of the loan facility of approximately $24 million at Overhill.

The Company plans to continue its program of expansion and diversification through the acquisition of additional operating companies. Funding for these acquisitions is anticipated to come primarily from a combination of internally generated funds and from additional borrowings. The Company also has principal payment obligations to Merrill Lynch, Long Horizons and Mr. Harold Estes. The Company's management believes that cash generated from operations, together with available lines of credit, possible refinancings and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next twelve months.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. In June 1998, the District Court ordered the plaintiffs to file an amended complaint within thirty (30) days, finding that their original allegations failed to state a claim under the federal securities laws. The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed that motion, and the Court, in March 1999, denied the plaintiffs' motion for reconsideration. The plaintiffs did not file an amended complaint within the specified thirty (30) day time period. However, the plaintiffs are claiming that they are entitled to additional time to file an amended pleading by reason of a scheduling order issued by the Court. Consequently, it cannot be determined at this time whether the plaintiffs' failure to file an amended complaint will lead to a dismissal of the consolidated actions. However, management believes that this litigation will be resolved without material effect on the Company's financial condition, results of operations, or cash flows.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits


         27   Financial Data Schedule

         (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the quarter ended March 31, 1999.

         None

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (Registrant)


Date: May 19, 1999                       By: /s/ James Rudis
                                             ------------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer



Date: May 19, 1999                       By: /s/ William E. Shatley
                                             ------------------------------
                                             William E. Shatley
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer

                               INDEX TO EXHIBITS



     Exhibit No.                     Exhibit
    -------------            ----------------------------

    27                     Financial Data Schedule