Form 10-Q
period 1999-06-30
POLYPHASE CORP
filed 1999-08-16
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

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
Yes    X        No
    -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            17,812,464
                                             ------------------------------
                                             Outstanding at August 10, 1999

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                          Page No.
-----------------------------                                          --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   June 30, 1999 and September 30, 1998                                   2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 1999 and 1998                                                  4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 1999 and 1998                                                  5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 1999 and 1998                                                  7

Notes to Consolidated Condensed Financial Statements                     10

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          14

Item 3. Quantitative and Qualitative Disclosures about Market Risk       16


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                               17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 6.  Exhibits and Reports on Form 8-K                                18

Signature Page                                                           19

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                    Assets
                                                                 June 30,     September 30,
                                                              ------------    ------------
                                                                  1999             1998
                                                              ------------    ------------
                                                               (Unaudited)
Current assets:
 Cash                                                          $ 1,486,158     $   423,957
 Receivables, net of allowance for doubtful accounts
  of $514,628 and $562,800
   Trade accounts                                               16,444,721      13,839,250
   Current portion of sales contracts                            5,419,886       3,879,420
   Notes receivable                                              2,432,655       1,813,232
 Inventories                                                    35,952,305      34,568,628
 Prepaid expenses and other                                      1,805,195         527,999
                                                              ------------    ------------
    Total current assets                                        63,540,920      55,052,486
                                                              ------------    ------------


Property and equipment:
 Land                                                              432,000         432,000
 Buildings and improvements                                      4,502,035       4,054,854
 Machinery, equipment and other                                  9,919,351       9,490,827
                                                              ------------    ------------
                                                                14,853,386      13,977,681
 Less-Accumulated depreciation                                  (8,793,054)     (7,526,281)
                                                              ------------    ------------
                                                                 6,060,332       6,451,400
                                                              ------------    ------------

Other assets:
 Noncurrent receivables
   Sales contracts                                               1,904,285       1,363,039
   Related parties                                                 795,100         670,655
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $3,793,710
   and $3,183,743                                               12,805,029      13,414,996
 Other intangible assets                                         1,573,746       2,494,754
 Restricted cash                                                   628,650         672,898
 Other                                                           1,456,598       1,425,147
                                                              ------------    ------------
                                                                19,163,408      20,041,489
                                                              ------------    ------------
                                                              $ 88,764,660    $ 81,545,375
                                                              ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
                                  (Unaudited)


                      Liabilities and Stockholders' Equity

                                                                 June 30,     September 30,
                                                              ------------    ------------
                                                                  1999            1998
                                                              ------------    ------------
                                                               (Unaudited)
Current liabilities:
 Notes payable                                                $ 18,182,919    $ 14,409,681
 Note payable and accrued interest to related party             17,513,104      16,307,405
 Accounts payable                                                9,135,852       6,085,703
 Accrued expenses and other                                      3,259,158       3,514,685
 Current maturities of long-term debt                            5,533,333       3,533,333
                                                              ------------    ------------
    Total current liabilities                                   53,624,366      43,850,807

Long term debt, less current maturities                         26,834,277      29,220,972
Reserve for credit guarantees                                      628,650         672,898
                                                              ------------    ------------
    Total liabilities                                           81,087,293      73,744,677
                                                              ------------    ------------


Warrants to purchase common stock
 in subsidiary                                                   1,200,000       1,200,000

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
   50,000,000 shares, issued and outstanding
   56,440 and 115,000 shares, respectively                             564           1,150
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   17,812,464 and 15,080,050 shares, respectively                  178,125         150,800
 Paid-in capital                                                28,916,456      28,623,811
 Accumulated deficit                                           (21,642,459)    (21,199,744)
 Notes receivable                                                 (975,319)       (975,319)
                                                              ------------    ------------
   Total stockholders' equity                                    6,477,367       6,600,698
                                                              ------------    ------------

                                                              $ 88,764,660    $ 81,545,375
                                                              ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  For the Three Months Ended
                                                           June 30,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------

Net revenues                                     $ 39,554,615    $ 37,272,305

Cost of sales                                      32,005,725      30,806,581
                                                 ------------    ------------

Gross profit                                        7,548,890       6,465,724

Selling, general and administrative expenses        5,334,343       4,793,848
                                                 ------------    ------------

Operating income                                    2,214,547       1,671,876
                                                 ------------    ------------

Other income (expenses):
 Interest expense                                  (2,096,476)     (2,338,925)
 Interest income and other                             47,424          (7,985)
                                                 ------------    ------------

  Total other income (expenses)                    (2,049,052)     (2,346,910)
                                                 ------------    ------------

Income (loss) before income taxes                     165,495        (675,034)

Income taxes                                             -               -
                                                 ------------    ------------

Net income (loss)                                     165,495        (675,034)

Dividends on preferred stock                          (16,932)        (37,500)
                                                 ------------    ------------
Net income (loss) attributable to
 common stockholders                             $    148,563    $   (712,534)
                                                 ============    ============


Basic income (loss) per share                    $        .01    $       (.05)
                                                 ============    ============

Diluted  income (loss) per share                 $        .01    $       (.05)
                                                 ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  For the Nine Months Ended
                                                           June 30,
                                                 ----------------------------
                                                      1999           1998
                                                 ------------    ------------
Net revenues                                     $116,789,150    $107,993,318

Cost of sales                                      96,136,049      88,049,856
                                                 ------------    ------------

Gross profit                                       20,653,101      19,943,462

Selling, general and administrative expenses       14,949,210      13,990,441
                                                 ------------    ------------

Operating income                                    5,703,891       5,953,021
                                                 ------------    ------------


Other income (expenses):
 Interest expense                                  (6,458,211)     (6,451,552)
 Interest income and other                            385,871         115,344
 Gain on sale of assets                                  -            987,857
                                                 ------------    ------------
  Total other income (expenses)                    (6,072,340)     (5,348,351)
                                                 ------------    ------------
Income (loss) before income taxes and
 extraordinary item                                  (368,449)        604,670

Income taxes                                             -               -
                                                 ------------    ------------

Net income (loss) before extraordinary item          (368,449)        604,670

Extraordinary item:
 Early extinguishment of debt                            -           (616,239)
                                                 ------------    ------------

Net income (loss)                                    (368,449)        (11,569)

Dividends on preferred stock                          (74,266)       (117,750)
                                                 ------------    ------------
Net income (loss) attributable to
 common stockholders                             $   (442,715)   $   (129,319)
                                                 ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)

                                                   For the Nine Months Ended
                                                           June 30,
                                                 ----------------------------
                                                     1999           1998
                                                 ------------    ------------
Basic income (loss) per share:
 Income (loss) before
  extraordinary item                             $       (.03)   $        .03

 Extraordinary item                                      -               (.04)
                                                 ------------    ------------
 Net income (loss) per share:                    $       (.03)   $       (.01)
                                                 ============    ============


Diluted income (loss) per share:
 Income (loss) before
  extraordinary item                             $      (.03)    $        .03

 Extraordinary item                                     -                (.04)
                                                 ------------    ------------

 Net income (loss) per share                     $       (.03)   $       (.01)
                                                 ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    For the Nine Months Ended
                                                            June 30,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
Cash flow provided by  (used in)
 operating activities:
   Net (loss)                                    $   (368,449)   $    (11,569)
Adjustments to reconcile net (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                    3,120,548       3,210,649
   Provision for doubtful accounts                    121,000         183,848
   Gain on sale of assets                                 -          (987,857)
   (Increase) decrease in:
     Accounts and sales contracts receivable       (4,808,183)         47,274
     Inventories                                   (1,383,677)    (10,140,120)
     Prepaid expenses and other                    (1,308,647)        828,094
     Accounts payable                               3,050,149      (1,205,987)
     Accrued expenses and other                        39,757         715,766
                                                 ------------    ------------
         Net cash used in
          operating activities                     (1,537,502)     (7,359,902)
                                                 ------------    ------------

Cash flows provided by (used in) investing
 activities:
   Notes and other receivables                       (619,423)     (1,021,743)
   Receivables from related parties                  (124,445)          8,963
   Capital expenditures, net                         (875,705)     (1,010,543)
                                                 ------------    ------------
         Net cash used in
          investing activities                   $ (1,619,573)   $ (2,023,323)
                                                 ------------    ------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                   For the Nine Months Ended
                                                          June 30,
                                                 ----------------------------
                                                    1999             1998
                                                 ------------    ------------
Cash flows provided by (used in)
 financing activities:
   Borrowings (principal payments) under
    line of credit arrangements, net             $  3,773,238    $  2,174,882
   Borrowings (principal payments) on other
    notes payable and long term debt, net             519,004      31,041,039
   Exercise of common stock options and warrants        1,300           2,100
   Principal payments on term notes                       -        (1,982,280)
   Principal payments on convertible bonds                -        (4,300,000)
   Principal payments on subordinated debentures          -       (13,000,000)
   Redemption of Overhill warrants                        -        (2,000,000)
   Dividends on preferred stock                       (74,266)       (117,750)
   Deferred financing costs                               -        (2,753,552)
   Common stock issuance costs                            -           (17,500)
                                                 ------------    ------------
     Net cash provided by
      financing activities                          4,219,276       9,046,939
                                                 ------------    ------------
Net increase (decrease) in cash                     1,062,201        (336,286)
Cash - beginning of period                            423,957       1,064,259
                                                 ------------    ------------

Cash - end of period                             $  1,486,158    $    727,973
                                                 ============    ============

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                  For the Nine Months Ended
                                                          June 30,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                        $ 4,171,805    $  2,594,632
  Income taxes                                    $   752,100    $       -



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

During the nine months ended June 30, 1999, the Company made partial payments on a lawsuit obligation, together with certain associated expenses, by issuing 300,000 shares of common stock valued at $85,000.

During the nine months ended June 30, 1999, the Company settled certain disputed obligations by granting options on 145,000 shares of common stock, exercisable 130,000 shares at $.01 per share and 15,000 shares at $.50 per share. The options were assigned a value of $28,000.


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 June 30, 1999



1.   NATURE OF BUSINESS

     Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, operates in three industry segments: the food segment, the forestry segment and the transformer segment. The food segment (the "Food Group"), which consists of the Company's wholly-owned subsidiary Overhill Farms, Inc. ("Overhill"), produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialities. The forestry segment ("Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("TTI" or "Timberjack") and TTI's majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and sawmill operations. The transformer segment (the "Transformer Group"), which consists of the Company's wholly-owned subsidiary Polyphase Instrument Co. ("PIC"), manufactures and markets electric transformers, inductors and filters.


2.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.   INVENTORIES

     Inventories are summarized as follows:        June 30,      September 30
                                                     1999            1998
                                                 ------------    ------------
           Finished goods                        $ 26,220,263    $ 24,162,010
           Work-in-process                            470,117         430,507
           Raw materials                            9,593,925      10,228,111
           Inventory reserve                         (332,000)       (252,000)
                                                 ------------    ------------
                 Total                           $ 35,952,305    $ 34,568,628
                                                 ============    ============


     As of June 30, 1999, finished goods inventories are comprised of approximately $7,223,000 in inventories at the Food Group, $17,077,000 in timber and logging related equipment, $1,378,000 in finished wood products and $542,000 in transformers. As of June 30, 1999, raw materials inventories are comprised of approximately $5,660,000 in inventories at the Food Group, $2,861,000 in harvested but unprocessed timber and $1,073,000 in transformer parts.


4.   TAXES

     The Federal income tax returns of TTI for the year ended March 31, 1994 and for the stub period ended June 24, 1994, were audited by the Internal Revenue Service. Both of these tax periods were prior to the acquisition of TTI by Polyphase. During the current period, the Internal Revenue Service assessed TTI with additional taxes of approximately $752,000 for the year ended March 31, 1994. The Company and TTI are appealing the IRS decision, and, in anticipation of further contesting the matter in District Court, TTI made a cash payment to the IRS for $1,185,000 (which is included in other current assets), representing the above tax assessment plus interest of $433,000. In the event the IRS reverses its earlier position, TTI would be entitled to a full refund of the amount paid. If the appeal is denied, TTI would seek recovery through District Court proceedings, and in that event, would consider the necessity of establishing appropriate valuation accounts for any amounts not considered recoverable. Management believes, based upon the advice of counsel, that this issue will ultimately be resolved without a material financial effect on TTI or the Company.

5.    EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:

                                                  For the Three Months Ended
                                                           June 30
                                                 ----------------------------
                                                     1999           1998
                                                 ------------    ------------
Numerator:
 Net income (loss)                               $    165,495    $   (675,034)
 Preferred dividends                                  (16,932)        (37,500)
                                                 ------------    ------------
 Net income (loss) attributable to
  common stockholders                            $    148,563    $   (712,534)
                                                 ============    ============

Denominator:
 Denominator for basic earnings
  per share - weighted average shares              17,758,045      14,785,541
                                                 ------------    ------------
 Effect of dilutive securities:
   Convertible preferred stock                      1,962,567            -
                                                 ------------    ------------
   Dilutive potential common shares (a)             1,962,567            -
                                                 ------------    ------------
                                                   19,720,612      14,785,541
                                                 ============    ============

                                                  For the Nine Months Ended
                                                           June 30,
                                                 ------------    ------------
                                                      1999           1998
                                                 ------------    ------------
Numerator:
 Net income (loss) before extraordinary item     $   (368,449)   $    604,670
 Preferred dividends                                  (74,266)       (117,750)
                                                 ------------    ------------
                                                     (442,715)        486,920
 Extraordinary item                                      -           (616,239)
                                                 ------------    ------------
 Income (loss) available to common stockholders  $   (442,715)   $   (129,319)
                                                 ============    ============
  Denominator:
   Denominator for basic earnings per share-
     weighted average shares (a)                   16,665,603      14,419,541
                                                 ============    ============

   (a) Dilutive potential common shares were excluded from the computation in loss periods since their effect would have been antidilutive.

6.   STOCKHOLDERS' EQUITY

     During the nine months ended June 30, 1999, Infinity Investors Limited ("Infinity"), the holder of the Company's Series A-3 Preferred Stock, converted a total of 58,560 shares of such stock, together with accrued dividends of $205,648, into a total of 2,302,414 shares of the Company's common stock. Based upon the market price of the Company's common stock as of June 30, 1999, the holder would have been entitled to approximately 1.8 million common shares upon conversion of its remaining preferred stock and accrued dividends. Any additional conversions of the Series A-3 Preferred Stock require that the Company file an application with the American Stock Exchange ("AMEX") for the listing of such additional common shares prior to issuance. The AMEX Company Guide requires stockholder approval as a prerequisite to the filing of such additional listing application. At the Company's Annual Meeting held May 27, 1999, a majority of the stockholders voted against a proposal to file an additional listing application with respect to the conversion of additional preferred shares by Infinity. The Company, as well as its directors, are currently in litigation with Infinity regarding issues related to this matter.

     The Company, during November 1998, entered into an agreement, whereby the Company agreed to pay a $500,000 judgment relating to certain litigation in fiscal 1998, in monthly payments of $8,000 (including interest at 10% per annum) over an eighteen month period, with a balloon payment due at the end of that period. In connection therewith, the Company, during the nine months ended June 30, 1999, issued a total of 300,000 shares of its common stock valued at $85,000, as partial payment against the judgment, together with certain costs associated therewith.

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

Results of Operations

Revenues for the nine months ended June 30, 1999 increased $8,796,000 (8.1%) to $116,789,000 from $107,993,000 during the nine months ended June 30, 1998. The increase in revenues is primarily attributable to sales gains by Overhill. The volume increase resulted in a gross profit increase of $710,000 to $20,653,000 in 1999 from $19,943,000 in 1998, more than compensating for a slight decrease (from 18.5% in 1998 to 17.7% in 1999) in gross margins rates. An increase in selling, general and administrative expenses of $959,000 resulted in an operating income decrease of $249,000 (4.2%) to $5,704,000 for the nine months ended June 30, 1999, as compared to $5,953,000 in 1998.

Consolidated net income before extraordinary item for the nine months ended June 30, 1999 decreased $973,000 to a net loss of $368,000 from net income of $605,000 during the nine months ended June 30, 1998. Net income for the prior period included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997.

The Food Group's revenues increased $11,549,000 (16.8%) to $80,099,000 for the nine months ended June 30, 1999, as compared to $68,550,000 for the nine months ended June 30, 1998. Gross profits increased $2,617,000 (23.7%) to $13,649,000, compared to $11,032,000 in the prior year, primarily due to increased business from both new and existing national accounts, together with the effect of negotiated decreases in materials costs. Operating income increased $1,367,000 to $5,014,000 in 1999, compared to $3,647,000 in fiscal 1998.

Revenues for the Forestry Group for the nine months ended June 30, 1999 decreased $4,089,000 (11.3%) to $32,153,000 from $36,242,000 for the nine months ended June 30, 1998. Operating income for the same period decreased $2,473,000 to $990,000 for the nine months ended June 30, 1999 from $3,463,000 for the nine months ended June 30, 1998. This decrease was primarily attributable to a softness in the East Texas timber market, resulting in a $1,949,000 decrease in gross margins for the current period, coupled with an increase of $524,000 in selling, general and administrative expenses.

Revenues for the Transformer Group for the nine months ended June 30, 1999 increased $1,336,000 to $4,537,000 from $3,201,000 for the comparable period in fiscal 1998. Operating income decreased to $31,000 for the nine months ended June 30, 1999 from $36,000 for the comparable period in fiscal 1998.

Liquidity and Capital Resources

During the nine months ended June 30, 1999, the Company's operating activities resulted in a use of cash of approximately $1,538,000, compared to cash used of $7,360,000 during the comparable period in fiscal 1998. The use of cash during the current year is generally due to increases in trade receivables, offset somewhat by increases in accounts payable, both resulting primarily from volume increases by Overhill.

During the nine months ended June 30, 1999, the Company's investing activities resulted in a use of cash of approximately $1,620,000, compared to a use of cash of $2,023,000 in fiscal 1998. The Company's use of cash resulted primarily from increases in notes receivable and capital expenditures by Texas Timberjack and its subsidiaries.

During the nine months ended June 30, 1999, the Company's financing activities provided cash of approximately $4,219,000 as compared to cash provided of $9,047,000 in the comparable period in fiscal 1998. The source of cash during the current year consisted primarily of advances under revolving lines of credit by Timberjack and Overhill.

The Company has principal payment obligations to Long Horizons and to Mr. Harold Estes. The Company's management believes that cash generated from operations, together with available lines of credit, possible refinancings and contemplated debt and/or equity placements, will be sufficient to meet the Company's liquidity requirements for the next twelve months.


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

The Food Group is completing the installation of a new integrated accounting, inventory, sales and purchasing system to replace the existing manual and computer systems supporting operations. The system software and hardware has been certified by the vendor to be Year 2000 compliant and has been implemented as a parallel system. The Forestry Group has reviewed its existing software and is the process of completing an upgrade modification. Each group will retire or replace its existing hardware as deemed necessary and should be completely tested and on line by September 1999.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits asserting that the plaintiffs' allegations failed to state a claim. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. In June 1998, the District Court ordered the plaintiffs to file an amended complaint within thirty (30) days, finding that there is a heightened pleading standard for federal securities law claims. The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed that motion, and the Court, in March 1999, denied the plaintiffs' motion for reconsideration. The plaintiffs did not file an amended complaint within the specified thirty (30) day time period, claiming that they were entitled to additional time to file an amended pleading by reason of a scheduling order issued by the Court. Defendants moved to dismiss the consolidated cases in light of the plaintiffs' failure to file an amended complaint. Thereafter, plaintiffs filed an amended complaint. Defendants responded with an amended motion to dismiss, arguing that the plaintiffs' filing came too late and that it was insufficient to state a claim. There has been no ruling on defendants' amended motion to dismiss, and plaintiffs have now sought a stay of the proceedings in light of a recent appellate court decision. Consequently, it cannot be determined at this time whether the plaintiffs' amended complaint will be dismissed. However, management believes that this litigation will be resolved without material effect on the Company's financial condition, results of operations, or cash flows.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

On May 27, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following matters were considered and voted upon:

     (a) the election of four (4) directors of the Company;

     (b) an amendment to the 1994 Employee Stock Option Plan for Polyphase Corporation (the "1994 Employee Plan") to increase the number of shares of common stock authorized and reserved for issuance upon the exercise of stock options granted pursuant to the 1994 Employee Plan by 750,000 shares, from 1,000,000 to 1,750,000 shares; and

     (c) the filing of a listing application with the American Stock Exchange, Inc. ("AMEX"), enabling the Company to issue additional shares of common stock in excess of restrictive limits set forth by the AMEX, upon conversion of shares of a series of the Company's preferred stock.

The following table sets forth certain information relating to the voting by stockholders on the matters referred to above:


                         Votes Cast  Votes Against    Broker
                            For       Or Withheld   Abstentions  Non-Votes
                         ----------  -------------  -----------  ---------
Director Nominees
  James Rudis            15,243,110        435,071       -          -
  Michael F. Buck        15,242,610        435,571       -          -
  George R. Schrader     15,243,110        435,071       -          -
  William E. Shatley     15,243,110        435,071       -          -

Amendment to 1994
  Employee Plan          10,182,854      5,279,117      216,210     -

Filing of AMEX
  Listing Application     1,251,173      8,204,186      131,110  6,091,712


Reference is made to the Company's definitive proxy statement, mailed on May 7, 1999 to stockholders of record on April 19, 1999, for more complete information relating to the 1999 Annual Meeting.



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         27   Financial Data Schedule

     (b) Reports on Form 8-K - One report on Form 8-K was filed during the quarter ended June 30, 1999. The report, dated April 30, 1999, reported under Item 5 thereof that on April 26, 1999, the Board of Directors had, by unanimous written consent, amended Article III, Section 1 of the Company's bylaws relating to the election of directors.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (Registrant)


Date: August 12, 1999                    By: /s/ James Rudis
                                             ---------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer



Date: August 12, 1999                    By: /s/ William E. Shatley
                                             ----------------------
                                             William E. Shatley
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer

                               INDEX TO EXHIBITS



          Exhibit No.                           Exhibit
          -----------                    -----------------------

          27                             Financial Data Schedule