Form 10-K
period 1999-09-30
POLYPHASE CORP
filed 1999-12-28
CIK 748212

==============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1999

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


          Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                        which registered
         -------------------                        ----------------

Common Stock, $.01 par value per share           American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 3, 1999, was approximately $6.7 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of December 3, 1999, the registrant had issued and outstanding 17,812,464 shares of common stock, $.01 par value.

==============================================================================

                             POLYPHASE CORPORATION

                         1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
Part I

         Item 1   Description of Business                                                       3
         Item 2   Description of Property                                                       8
         Item 3   Legal Proceedings                                                             9
         Item 4   Submission of Matters to a Vote of Security Holders                           9

Part II

         Item 5   Market for Registrant's Common Equity and Related Stockholder Matters        10
         Item 6   Selected Financial Data                                                      12
         Item 7   Management's Discussion and Analysis of Financial Condition and
                  Results of Operation                                                         13
         Item 7A  Quantitative and Qualitative Disclosures about Market Risk                   18
         Item 8   Financial Statements                                                         18
         Item 9   Changes In and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                       18

Part III

         Item 10  Directors and Executive Officers of the Registrant                           19
         Item 11  Executive Compensation                                                       21
         Item 12  Security Ownership of Certain Beneficial Owners and Management               24
         Item 13  Certain Relationships and Related Transactions                               25

Part IV

         Item 14  Exhibits, Financial Statement Schedule and Reports on Form 8-K               28

                                    PART I

ITEM 1.  Description of Business.
         -----------------------

General

The Company is a diversified holding company that, through its subsidiaries, currently operates in two industry segments: the food segment, which produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties (the "Food Group"); and the forestry segment, which distributes, leases and provides financing for industrial and logging equipment and also participates in related timber and sawmill operations (the "Forestry Group"). The Company's transformer manufacturing operation, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group") was discontinued in fiscal 1999, as a result of the sale of a wholly-owned subsidiary, Polyphase Instrument Co. ("PIC"). The Company was incorporated in New Jersey in 1963 under the name Kappa Networks, Inc. In June 1991, through a merger with a wholly owned subsidiary, the Company reincorporated in Pennsylvania and formally changed its name to Polyphase Corporation. In June 1994, the Company, through a merger with a wholly owned subsidiary, reincorporated in Nevada.

Acquisitions

In connection with the Company's program of diversification and expansion, the more significant acquisitions consummated by the Company over the past five years were:

Texas Timberjack, Inc. ("Timberjack" or "TTI") In June 1994, the Company
--------------------------------------------
acquired all of the outstanding capital stock of TTI from Harold Estes, current President of TTI. Timberjack, with locations in Lufkin, Jasper, Cleveland and Atlanta, Texas, is a distributor of industrial and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4,000,000 in cash, a $10,000,000 promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company's Series A Preferred Stock, which were subsequently converted into 2,000,000 shares of common stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable to Mr. Estes. As of September 30, 1999 the promissory note had a balance of $17,914,842 (including accrued and unpaid interest) and was due December 15, 1999. The note was modified, renewed and extended through October 10, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

Overhill Farms, Inc. ("Overhill") In May 1995, the Company acquired all the
---------------------------------
operating assets of IBM Foods, Inc. The purchase, which was accomplished through Overhill, a newly-formed subsidiary of the Company, provided for a cash payment to the seller of $31.3 million plus the assumption by the Company of certain liabilities of the acquired business. Overhill's operations are located in Culver City, California.

Disposition

Polyphase Instrument Co. ("PIC") Effective September 30, 1999, the Company sold
-------------------------------
its wholly-owned subsidiary, PIC, to an investment group headed by management of that company. The transaction was completed as a sale of 100% of the outstanding capital stock of PIC for total consideration of approximately $2.8 million, consisting of $1.8 million cash and a subordinated note receivable for $1.0 million. As discussed in Note 15 to the Company's consolidated financial statements, the Company recorded a loss from discontinued operations of approximately $1.2 million in 1999 as a result of this transaction.

Business Strategy

Management believes the Company's future growth opportunities will be concentrated in the two core operations described above, the Food Group and Forestry Group. The business environment of the food industry is mandating consolidation of smaller regional food processing companies to enhance operating efficiencies and provide service to mid-size and large national accounts. The Food Group is evaluating selected acquisition candidates which can complement the operations of Overhill by providing one or more of the following selected criteria such as: regional brand labels, additional production capacity, geographical diversification, new markets and/or new customers. The Forestry Group continues to develop its internal growth through product line extensions and geographic expansions. It is the intention of TTI to offer a wider range of products to both its existing customer base and to "non-logging" companies in TTI's marketing area using the Company's existing infrastructure. TTI's long term objective is to continue to diversify with synergistic activities and to move forward on reducing costs to defray the cyclical effects of the timber market.

To achieve future growth within the Company, Management has identified the following basic initiatives:

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

Operating Segments

The following table sets forth business segment information with respect to the percentage of net sales and operating income contributed by each segment for the years ended September 30, 1999, 1998 and 1997.

                                                              1999              1998             1997
----------------------------------------------------------------------------------------------------------

            Net Sales
         Food Group                                            71%               64%              63%
         Forestry Group                                        29%               33%              34%
         Transformer Group                                      -                 3%               3%
                                                             ----              ----            -----
                Total                                         100%              100%             100%

            Operating Income
         Food Group                                            83%               55%              53%
         Forestry Group                                        17%               45%              48%
         Transformer Group                                      -                 -               (1%)
                                                             ----              ----            -----
                Total                                         100%              100%             100%

--------------------------------------------------------------------------------
Reference is made to Note 17 to the Company's consolidated statements for revenues, operating profits or losses and identifiable assets attributable to each industry segment for each of the last three fiscal years.

Food Group

Products and Services - The Food Group, through Overhill, is a value-added manufacturer of quality frozen food products including entrees, plated meals, soups, sauces, poultry, meat and fish specialties. Overhill is positioned as a provider of custom prepared foods to a number of prominent customers such as American Airlines, Jenny Craig, Albertsons, Carl's Jr., Jack in the Box, Panda Express and King's Hawaiian. Historically, Overhill has served four industry segments: airlines, health care, food service and retail.

Sales and Marketing - Overhill markets its products through an internal sales force and outside food brokers. Overhill believes that the airline industry, while mature, represents an area for moderate growth potential in the future. The Company has re-focused its attention on domestic carriers not currently being served to any great extent by Overhill and on foreign carriers who are increasingly choosing frozen entrees as part of their in-flight feeding programs. The Company projects that its health care business will diminish somewhat in the near term. The Company is predominantly focusing on the retail, club stores and food service markets as areas of significant future growth. As a result, Overhill management has realigned its sales force and redirected its marketing efforts to concentrate on these markets. During fiscal 1999, Overhill continued to concentrate on building on and increasing the profitability of existing accounts while establishing new relationships with companies such as Panda Express, Albertson's and Denny's.

Approximately 54% of Overhill's sales in fiscal 1999 were derived from three customers, Jenny Craig (20%), American Airlines (18%) and King's Hawaiian (18%). On a consolidated basis each of these three customers represented approximately 12-14% of the Company's total sales. Although the Company's relationships with these customers remains strong, there can be no assurance that these relationships will continue. During fiscal 1999, the Company has made a concerted effort to sign multi-year supply agreements with its major customers. Major contracts that were signed or extended in fiscal 1999 include Panda Express, Jenny Craig and Carl's Jr. The Company is currently negotiating a three year agreement with King's Hawaiian. A decline in the sales of Overhill's products to these customers or the loss of, or a significant change in the relationship between the Company and any of these key customers, could have a material adverse effect on the Company's business and operating results. It is management's objective to reduce the reliance on this concentration of accounts by further expansion into the retail and food service markets as described above.

Manufacturing and Sourcing - Overhill's manufacturing operations are located in three separate facilities near Los Angeles, California. The operations are labor intensive, generally requiring semi-skilled employees. All manufacturing employees are unionized with contracts covering each plant. Such contracts are due to expire at various times over the next three years. Management believes relations with the unions are excellent and does not anticipate any problems which would affect future production. Each plant specializes in different processing operations allowing efficiencies in production. In fiscal 1999, the plants operated collectively at approximately 80-85% of capacity.

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

Product Development - Overhill maintains a comprehensive, fully staffed test kitchen, which formulates recipes and upgrades specific products for current customers and establishes production and quality standards. Products are developed based upon either customers' specifications, conventional recipes or new product developments. Overhill is continuously developing recipes as customers' tastes and client requirements change. Overhill also maintains a quality control department for testing and quality control. The Company manufactures products in the retail and food service areas with branded and private label entrees.

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

Forestry Group

Products and Services - The Forestry Group, through Timberjack and its majority-owned subsidiaries, is a distributor of industrial and logging equipment with investments in related timber and sawmill operations. TTI has four locations in eastern Texas; TTI's headquarters are located in Lufkin, with smaller satellite showrooms and repair facilities located in Jasper, Cleveland and Atlanta, Texas. TTI carries the Timberjack, Blount and Hyundai lines of industrial and logging equipment and the New Holland line of farm equipment. Subsequent to September 30, 1999, TTI signed an agreement to distribute New Holland construction equipment. TTI is involved in the sale, leasing and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of East Texas although its market extends into Western Louisiana. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that in Eastern Texas it currently holds approximately 60% of the shear (a machine that cuts timber) market, 35% of the skidder (a machine that transports logs out of the forest onto a loader) market and 70% of the loader (a machine that stacks trees onto trucks) market.

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

Approximately 44% of TTI's equipment sales during fiscal 1999 are from new equipment sold to companies involved in the forestry industries. Additional revenues are derived from sales of used equipment (13%), servicing of equipment (7%), sales of parts (22%) and financing equipment sales (14%). No single customer accounts for more than 10% of TTI's sales. Equipment sales financed by

TTI are typically for periods ranging from 12 to 24 months at interest rates ranging from 12.5% to 18% per annum.

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

The Forestry Group is required to comply with various governmental regulations and requirements concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with the current applicable federal, state and local environmental regulations has not had, and the Company does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position.

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

Employees

As of September 30, 1999, the Company had approximately 912 employees as follows: approximately 750 full-time employees in the Food Group; 159 full-time employees in the Forestry Group; and 3 full-time employees in the corporate office. All subsidiaries presently provide group health plans for their domestic employees and pay a portion of the costs associated with such plans. TTI also maintains a profit sharing plan for its employees.

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

ITEM 2. Description of Property.
        -----------------------

Corporate Headquarters

The Company leases an approximately 4,000 square foot facility which serves as the corporate headquarters. The office space is located at 4800 Broadway, Suite A, Addison, Texas 75001 and is leased at a basic rent of $4,100 per month. The lease which began in February 1998 has a five year term with an option to buy out the last two years for a nominal amount.

Food Group

Overhill leases three manufacturing facilities in the Los Angeles, California area. Plant No. 1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill also leases two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and a 7,900 square foot office in Culver City, California. While Overhill believes that the existing facilities are adequate to meet its requirements in the foreseeable future, the Company is currently reviewing the cost effectiveness of consolidating some manufacturing and administrative functions and is actively seeking a facility on the east coast to more cost effectively meet current and future customer requirements.

Forestry Group

TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas, a building in Cleveland,

Texas and leases a building in Atlanta, Texas. The largest building in Lufkin has 38,500 square feet, which is used for administrative offices, showroom, parts sales and shop area. The remaining buildings have 3,600 and 4,200 square feet, respectively. The Jasper, Cleveland and Atlanta buildings have approximately 10,000, 6,700 and 7,500 square feet, respectively, which are used for sales offices, parts sales and shop areas. TTI also leases six buildings on 68 acres in Bon Weir, Texas for a sawmill operation. The sawmill is leased at a basic rent of $19,000 per month, which includes certain equipment, with an option to purchase the land, buildings and equipment for $1,525,000 in March 2000.

ITEM 3. Legal Proceedings.
        -----------------

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. In June 1998, the District Court ordered the plaintiffs to file an amended complaint within thirty days, finding that their original allegations failed to state a claim under the federal securities laws. The plaintiffs then filed a motion for re-consideration of the Court's ruling. The defendants opposed that motion, and the Court denied the plaintiff's motion for reconsideration. The plaintiffs did not file an amended complaint within the specified thirty day time period, but subsequently filed an amended complaint, claiming that they were entitled to additional time within which to file an amended pleading by reason of a scheduling order issued by the Court. The defendants moved to dismiss the case on the grounds that the amended complaint was filed too late and failed to state a claim for securities fraud under applicable legal authorities. The plaintiffs have sought a stay of the Court's consideration of defendants' motion to dismiss, asserting that there is uncertainty as to the legal standards to be applied in securities fraud cases. The Court has not ruled on plaintiff's motion to stay or defendants' motion to dismiss. However, management believes (based upon advice of legal counsel) that this litigation will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based on the advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------

The Common stock is listed on the American Stock Exchange, Inc. under the symbol "PLY." The following table sets forth the range of high and low sales prices for the Common stock on the American Stock Exchange for the periods indicated:

              Fiscal 1999                                High                                Low
              -----------                            ------------                       ------------
         Quarter from October 1, 1998
              to December 31, 1998                   $     0.5625                       $     0.2500

         Quarter from January 1, 1999
              to March 31, 1999                      $     0.5625                       $     0.3125

         Quarter from April 1, 1999
              to June 30, 1999                       $     0.5625                       $     0.3125

         Quarter from July 1, 1999
              to September 30, 1999                  $     0.8750                       $     0.3125

              Fiscal 1998                                High                                Low
              -----------                            ------------                       ------------
         Quarter from October 1, 1997
              to December 31, 1997                   $     1.8750                       $     0.7500

         Quarter from January 1, 1998
              to March 31, 1998    (2)               $     1.0625                       $     0.5000

         Quarter from April 1, 1998
              to June 30, 1998                       $     1.1875                       $     0.6250

         Quarter from July 1, 1998
              to September 30, 1998                  $     0.7500                       $     0.3125

              Fiscal 1997                                High                                Low
              -----------                            ------------                       ------------
         Quarter from October 1, 1996
              to December 31, 1996                   $     7.4375                       $     3.8750

         Quarter from January 1, 1997
              to March 31, 1997    (1)               $     5.5000                       $     3.8125

         Quarter from April 1, 1997
              to June 30, 1997     (1)               $     2.6250                       $     1.2500

         Quarter from July 1, 1997
              to September 30, 1997                  $     2.5000                       $     0.8750

(1) On February 3, 1997, the Company agreed with the American Stock Exchange, Inc. to temporarily halt trading of its Common Stock pending the filing of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996. On June 16, 1997 the Form 10-K and the Forms 10-Q for the quarters ended December 31, 1996 and March 31, 1997, were filed and trading resumed on June 17, 1997.

(2) On January 14, 1998, trading in the Company's stock was temporarily halted pending the Company's filing of its Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The stock resumed trading on February 23, 1998.

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

As of September 30, 1999, the Company estimates that there were approximately 3,200 beneficial owners of the Company's common stock, represented by 213 holders of record.

Recent Sales of Unregistered Equity Securities

In November 1995, the Company sold in a private transaction with Infinity Investors, Ltd. ("Infinity") for $2,500,000 cash, 250,000 shares of Series A-3 Preferred Stock having an aggregate redemption value of $2,500,000 and convertible into Common stock as provided in the Certificate of Designations for the Series A-3 Preferred Stock. During the years ended September 30, 1998 and 1999, the Company issued 197,586 and 2,302,414 shares of common stock, respectively, in partial satisfaction of Infinity's conversion rights. Subsequent to September 30, 1999, the Company agreed to repurchase Infinity's remaining Series A-3 Preferred Stock.

In August 1997, the Company sold in a private transaction with Black Sea Investments, Ltd. ("Black Sea") for net proceeds of approximately $734,000 cash, 7,500 shares of Series F 6% Convertible Preferred Stock having an aggregate redemption value of $750,000 and convertible into Common stock at a variable rate equal to 75% of the average closing market price for the Company's common stock for the previous five trading days prior to conversion. During the year ended September 30, 1998, the Company issued a total of 1,008,355 shares of common stock in satisfaction of Black Sea's conversion rights.

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

With respect to the shares of Series F 6% Convertible Preferred Stock issued to Black Sea, such shares were issued pursuant to the exemption provided by Regulation S of the Securities Act. Black Sea is a non United States person as that term is defined in the Securities Act. Of the shares of the Series F 6% Convertible Preferred Stock that were issued, no such shares were issued to any party other than Black Sea.

In December 1997, in connection with the refinancing of certain indebtedness to Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (collectively "Merrill Lynch"), the Company issued warrants covering a total of 420,000 shares of the Company's Common Stock. The warrants issued to Merrill Lynch covered 210,000 shares exercisable at $.01 per share (the "Penny Warrants") and an additional 210,000 shares exercisable at $1.125 per share. The Penny Warrants were exercised and 210,000 shares of Common Stock were issued in May 1998. The shares of Common Stock issued to Merrill Lynch were not registered under the Securities Act, and were issued pursuant to the exemption provided by
Section 4(2) of the Securities Act. Merrill Lynch was in compliance with the necessary requirements of Section 4(2) to receive such exemption.

ITEM 6.  Selected Financial Data
         -----------------------

The following table sets forth selected financial data for the Company for each of the last five fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes included elsewhere herein.

                                            Fiscal Year Ended September 30
-----------------------------------------------------------------------------------------------------------------------
                                     (Thousands of Dollars Except Per Share Data)
Income Statement Data:                  1999             1998             1997             1996              1995
                                   ---------------  ---------------  ---------------  ---------------   ---------------
Revenues                           $    158,308      $    141,398      $   148,378     $    145,992        $    98,433
Operating Income                          8,494             7,633            6,651            6,588              6,449
Net Income (Loss) Before
  Discontinued Operations and
  Extraordinary Item                       (415)              277          (18,349)            (280)             2,999
Net Income (Loss)                  $     (1,598)     $       (329)     $   (18,825)    $       (242)       $     3,286

Per Share Data - Basic and Diluted:
Net Income (Loss) Before
  Discontinued Operations and
  Extraordinary Item               $       (.03)     $        .01      $     (1.38)    $       (.03)       $       .24
  Discontinued Operations                  (.07)                -             (.03)               -                .02
  Extraordinary Item                          -              (.04)               -                -                  -
                                   ------------      ------------      -----------     ------------        -----------
  Net Income (Loss)                $       (.10)     $       (.03)     $     (1.41)    $       (.03)       $       .26
                                   ============      ============      ===========     ============        ===========

Weighted Average Shares
  Outstanding - Basic                16,947,195        14,552,462       13,632,357       13,722,552         12,745,701
                                   ============      ============      ===========     ============        ===========
Weighed Average Shares
  Outstanding - Diluted              16,947,195        16,452,433       13,632,357       13,722,552         12,745,701
                                   ============      ============      ===========     ============        ===========

                                                  As of September 30
-----------------------------------------------------------------------------------------------------------------------
                                                (Thousands of Dollars)
Balance Sheet Data:                     1999             1998             1997             1996              1995
                                   ---------------  ---------------  ---------------  ---------------   ---------------
Total Assets                           $ 83,522         $ 80,843         $  71,321        $ 93,330          $ 87,360
Long-Term debt                           33,593           29,221            23,272              -             27,080
Total Liabilities                        76,647           73,042            61,920          68,142            65,536
Accumulated Deficit                     (22,889)         (21,200)          (20,717)         (1,488)           (1,095)
Stockholders' Equity                      5,450            6,601             7,402          23,998            21,137

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         ------------

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

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

For the year ended September 30, 1999 the Company's revenues from continuing operations increased $16,910,000 (12%) to $158,308,000 as compared to $141,398,000 for the year ended September 30, 1998. The increase was due to revenue gains in the Company's Overhill Farms subsidiary. Gross margins, on a consolidated basis, remained constant at 18% with a decrease in margins at TTI offset by improvements at Overhill Farms. During the period, operating income increased 11% to $8,494,000 for fiscal 1999 from $7,633,000 last year.

Other income and expenses amounted to a net expense of $8,329,000 in 1999 as compared to $7,299,000 in 1998. The prior year amounts were reported net of a one time gain of $988,000 from the sale of the Company's office building in December 1997.

The net loss for the year of $1,598,000, increased by $1,269,000 from a loss of $329,000 reported in the prior year. The net loss for 1999 included charges for $300,000 related to a tax assessment against TTI, $225,000 of accretion related to Overhill's warrants and $1,183,000 related to the discontinued operations of PIC. The 1998 amount was reported net of an extraordinary charge of $616,000, related to the early extinguishment of Overhill debt.

The Food Group's revenues increased $19,147,000 (21%) to $112,496,000 for the period ending September 30, 1999 as compared to $93,349,000 the same period last year. Revenue gains were made in three of the four market segments the Company serves with the largest gains coming from the food service segment. Increases in this area were driven by the acquisition of two new national accounts (Panda Express and Denny's) as well as increases from existing accounts. Gross margins for the current period for the Food Group rose to 18% as compared to 15.8% for the previous year. Operating income for fiscal 1999 increased by $2,408,000 (48%) to $7,384,000 as compared to $4,976,000 for fiscal 1998. Improvements in gross margins and operating income are attributed to a cost reduction program initiated in 1999 involving outsourcing some of the Company's production, improved purchasing practices and the addition of new profitable accounts. Income before income taxes for the Food Group increased to $1,647,000 for fiscal 1999 as compared to a loss before income taxes of $180,000 in the prior fiscal year.

For the year ended September 30, 1999, revenues for the Forestry Group decreased $2,237,000 (5%) to $45,812,000 as compared to $48,049,000 for the fiscal year ended September 30, 1998. Gross margins decreased from almost 22% in fiscal 1998 to 18% in fiscal 1999. Operating income for the Forestry Group in fiscal 1999 was $1,490,000 as compared to $4,077,000 for the prior year. The decrease in gross margins and operating income for the current period are primarily the result of a change in product mix sold by the group in fiscal 1999. During the period, sales of logging equipment, particularly used equipment, which historically yields relatively higher percentage gross profits, decreased markedly. Total equipment sales were down approximately 24% as compared to fiscal 1998. These decreased sales were partially offset by gains in sales of raw wood and timber products which brought lower gross margins than historical equipment sales.

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

For the year ended September 30, 1998, the Company's revenues decreased $6,980,000 (5%) to $141,398,000 from $148,378,000 for the year ended September
30, 1997. On a consolidated basis, gross margins increased from 17% to 18% during the period, resulting in an increase in operating income. Operating income for the year ended September 30, 1998 increased $982,000 (15%) to $7,633,000 from $6,651,000 during the comparable prior period. The Company attributes the higher gross margins to the elimination of lower margin business and improved purchasing of raw materials and inventory. Operating income improved primarily from improved gross margins and the reduction of salaries and other general and administrative expenses at the corporate level.

For the year ended September 30, 1998, the Company's interest expense increased $1,701,000 (24%) to $8,830,000 from $7,129,000 in fiscal 1997. The increase in interest is primarily due to additional borrowings and increased charges on the Company's indebtedness to Mr. Harold Estes.

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

Net income before discontinued operations and extraordinary item for the year ended September 30, 1998 increased to $277,000 from a net loss before discontinued operations and extraordinary item of $18,349,000 in fiscal 1997. Net income for the fiscal 1998 period included a one time gain of $988,000 from the sale of the Company's corporate headquarters in December 1997. Net income for the fiscal 1998 was adversely affected by an extraordinary expense of $616,000 relating to the early extinguishment of debt associated with the refinancing of certain indebtedness by Overhill Farms.

The Food Group's revenues decreased $2,828,000 (3%) to $93,349,000 in fiscal 1998 from $96,177,000 in fiscal 1997. The decrease in revenue is primarily due to the intentional paring of lower margin business and the aggressive bidding by competitors, which if met, would have reduced profitability below minimum requirements. During the year, the Company worked closely with American Airlines and Jenny Craig to improve product selection and quality resulting in increased sales to those customers of $900,000 and $1.1 million respectively. The food service segment revenues decreased primarily because of decisions to forego sales due to profitability considerations. Carl's Jr., Jack in the Box and Koo Koo Roo continue to be key food service customers while Panda Express and Denny's, new in fiscal 1998, are expected to be significant accounts in the near future. Gross margins improved during the year due primarily to selectivity of sales, reduction in manufacturing expenses from capital investments and improvements in purchases of raw materials. Operating expenses increased primarily from higher general and administrative costs, professional fees and amortization associated with the refinancing of debt.

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

Liquidity and Capital Resources

Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased $26,000 to $375,000 at September 30, 1999, compared to $401,000 at September 30, 1998.

The Company's operating activities in 1999 resulted in cash provided of $2,552,000, as compared to a use of cash of $8,435,000 in 1998. The cash generated during the current year is generally related to improved operating profits at Overhill, along with increases in accounts payables offset by increases in accounts receivable, both related to the volume increases at Overhill, together with the reductions in inventories by TTI and its subsidiaries.

The Company's investing activities for the year ended September 30, 1999 resulted in a use of cash of $1,994,000, as compared to a use of cash of $2,433,000 in 1998. The use of cash resulted primarily from increases in notes and related party receivables and capital expenditures by Texas Timberjack and its subsidiaries, offset by $1,780,000 in cash proceeds from the sale of PIC.

The Company's financing activities for the year ended September 30, 1999 resulted in a use of cash of $584,000, as compared to cash provided of $10,165,000 in 1998. The use of cash resulted from the repayment of $1,200,000 of convertible bonds held by Merrill Lynch reduced by slight increases in net borrowings by Overhill and TTI.

In December 1997, Overhill refinanced a certain portion of its existing debt. The new financing amounted to a total facility of $24.2 million which is structured as a three-year term loan maturing in December 2000. The agreement also requires Overhill to pay on a quarterly basis, service fees totaling $180,000, $300,000 and $440,000 for the first, second and third years of the loan respectively. Under the terms of the agreement, the Company granted stock warrants that entitle the holder to immediately acquire at $.01 per share, 30% of the common stock of Overhill, of which 25% (5/6 of the total shares under warrant) could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and restrictions, the percentage of Overhill that the Company can repurchase for $2,000,000 was reduced to 20% from 25%. Additionally, the lender received fees totaling approximately $1.7 million in connection with this financing, of which $500,000 is refundable if the loan is paid in full during the second year of the loan. The Company used a portion of the proceeds to repay Term Loans A and B, and $2,800,000 of principal of the $4,000,000 senior convertible debentures described below. The early extinguishment of this indebtedness resulted in an extraordinary charge of approximately $616,000 in fiscal 1998.

In November 1999, Overhill refinanced substantially all of its existing debt. The total facility amounted to $44 million, consisting of a $16 million line of credit provided by Union Bank of California, N.A. ("Union Bank") together with $28 million in the form of a five-year term loan provided by Levine Leichtman Capital Partners II, L.P. ("LLCP").

The line of credit with Union Bank expires in November 2002 and provides for borrowings limited to the lesser of $16 million or an amount determined by a defined borrowing base consisting of eligible receivables and inventories. Borrowings under the line of credit will bear interest at a rate, as selected by Overhill at the time of borrowing, of prime plus .25% or LIBOR plus 2.75%. Availability under the line through December 15, 1999 ranged from approximately $2 million to $5 million. The Union Bank agreement provides, among other things, that Overhill will be subject to an unused line of credit fee of

 .25% per annum. The agreement contains various covenants including restrictions on capital expenditures, and specified net worth levels and debt service ratios. In addition, the terms of the agreement generally prohibit loans, dividends or advances from Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels. The line of credit is guaranteed by the Company and collateralized by certain assets of Overhill and all of the Overhill common stock owned by the Company.

The term loan with LLCP is a secured senior subordinated note bearing interest at 12% per annum, with interest payable monthly until maturity in October 2004. Principal payments in an amount equal to 50% of the excess cash flow, as defined, for Overhill's previous fiscal year are also payable annually commencing in January 2001. Voluntary principal payments are permitted after October 31, 2001, subject to certain prepayment penalties. The agreement contains various covenants including restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the agreement restrict changes in control, generally prohibit loans, dividends, or advances by Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels. The term loan with LLCP is guaranteed by the Company and collateralized by certain assets of Overhill. The agreement also requires Overhill to pay to LLCP, during each January, annual consulting fees of $180,000.

In connection with the agreement, LLCP was granted stock warrants to purchase 17.5% of the common stock of Overhill, exercisable immediately at a nominal exercise price. During the first two years following the date of the agreement, Overhill has the right to repurchase 5% of Overhill's shares from LLCP for $3 million and/or to repurchase all 17.5% of the Overhill shares subject to the LLCP warrant within five days of the term loan being repaid at their then determined fair market value. If such shares are not repurchased, LLCP will be entitled under the agreement to receive a cash payment of $500,000 from Overhill. At the date of issuance, the warrants granted to LLCP were estimated to have a fair value of $2.37 million.

As a result of these transactions, Overhill repaid in full the $22.7 million senior subordinated notes payable and the $9.6 million revolving line of credit. Additionally, Overhill repurchased for $3.7 million the warrants held by the lender to purchase 30% of Overhill's common stock. In addition, in connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to Polyphase for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $2.5 million, substantially all of which has been, or will be, paid to the lenders. The early extinguishment of the previous indebtedness will result in an extraordinary loss of approximately $1.2 million (net of a $500,000 refund for early payment of the senior subordinated notes) to be recognized during the Company's quarter ending December 31, 1999.

In connection with its acquisition in 1995, Overhill obtained a credit facility with Finova Capital Corporation in the original amount of $18,000,000, consisting of a $12,000,000 revolving line of credit and two term loans, A and B for $2,000,000 and $4,000,000, respectively. Term Loans A and B were repaid in December 1997 as described above. Borrowings under the revolving line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based on eligible receivables and inventory. Borrowings under the line of credit facility bear interest at the Citibank base rate plus 1.5% (approximately 9.75% at September 30, 1999). Overhill's revolving line of credit requires the payment of an unused line fee of .25% per annum and an annual facility fee of .50% per annum. The credit facility is collateralized by Overhill's receivables and inventories and has been guaranteed by the Company. The borrowings are classified as long-term debt due to their subsequent refinancing under a long-term arrangement with Union Bank as discussed above.

The 1999 Bonds were repaid in July 1999. Such Bonds, in the original principal amount of $4,000,000, were convertible at the option of the holder into shares of common stock equal to the principal amount of each bond (or in $1,000 increments) divided by a $3.00 per share conversion price, subject to adjustment in certain circumstances. As part of the 1997 refinancing, the holders were granted warrants to purchase 420,000 shares of the Company's common stock, exercisable over a five-year period, with certain registration rights. The warrants are exercisable for 210,000 shares at $.01 per share (which were exercised during fiscal 1998) and 210,000 shares at $1.125 per share, the market price of the Company's common stock on the date of grant.

In connection with the acquisition of TTI in June 1994, the Company recorded a note to the seller (Mr. Harold Estes) in the amount of $9,737,719 with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of various maturity dates, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 1999, the note had a total unpaid balance of $17,914,842 (principal of $16,347,191 and accrued interest of $1,567,651), bearing interest at 9.75% per annum with a maturity date of December 15, 1999. During November 1999, the note was further modified and extended to mature October 10, 2002 at an interest rate of 9% per annum, and to allow for principal and interest payments to be made with amounts upstreamed to Polyphase by TTI for the payment of taxes (subject to the approval of Timberjack's Board of Directors and its lenders). In connection with a previous modification in 1998, the Company agreed to assign any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, and held by Mr. Estes as secondary collateral. These shares, which were recovered in 1999 on behalf of Mr. Estes, had a value of $875,000, which was charged to interest expense in 1999.

TTI has an $8.0 million revolving line of credit with Bank of America, N.A. (formerly NationsBank of Texas, N.A.). Amounts advanced under the line of credit bear interest at prime less .25% (approximately 8.0% at September 30, 1999), and are collateralized by substantially all of TTI's assets. The line of credit agreement contains various covenants related to receivables, capital expenditures, inventories, debt ratios, contingent liabilities and payment of dividends. Furthermore, the terms of the revolving line of credit generally prohibit dividends, loans or advances from TTI to the Company, but permit the payment of taxes. The Company has guaranteed all obligations under the TTI revolving line of credit. Availability under the line as of September 30, 1999 amounted to approximately $4.1 million. TTI intends to renew the revolving credit facility upon maturity in March 2000.

TTI's majority-owned subsidiary, Southern Forest Products, LLC, has an $8.0 million revolving line of credit with Bank of America, N.A. (formerly NationsBank of Texas, N.A.) The line of credit expires in April 2000 and amounts advanced under the line bear interest at prime (approximately 8.25% at September 30, 1999), and are collateralized by substantially all of the assets of Southern Forest Products. Availability under the line as of September 30, 1999 amounted to approximately $2.5 million.

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

The Food Group has completed the installation of a new integrated accounting, inventory, sales and purchasing system to replace the previous manual and computer systems supporting operations. The system software and hardware has been certified by the vendor to be Year 2000 compliant and has been implemented as a parallel system. The Forestry Group has reviewed its existing software and has completed an upgrade modification.

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


ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

The Company's interest expense is affected by changes in prime and LIBOR rates as a result of its various line of credit arrangements (see Item 7). If these market rates increase by an average of 1% in fiscal 2000, the Company's interest expense would increase by approximately $200,000 based on the outstanding line of credit balances at September 30, 1999.

The Company does not own, nor does it have an interest in any other market risk sensitive instruments. See Item 1 "Description of Business".


ITEM 8.   Financial Statements.
          --------------------

See Index to Consolidated Financial Statements included in Item 14.


ITEM 9.   Changes In and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
Financial Disclosure.
--------------------

None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

The following table sets forth certain information regarding the directors and executive officers of the Company.

          Name                Age                      Position
--------------------------------------------------------------------------------
James Rudis                   50        Chairman of the Board,
                                        Chief Executive Officer and President

William E. Shatley            53        Senior Vice President,
                                        Chief Financial Officer, Treasurer and
                                        Director

Michael F. Buck               62        Secretary and Director

George R. Schrader            68        Director

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

William E. Shatley was named as Senior Vice President and Treasurer of the Company in March 1994 and was elected to the Board in February 1998. He joined the Company in an executive capacity in October 1993, having previously served the Company on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a Certified Public Accountant since 1970, previously conducted his own consulting and accounting practice (1982-1993), after having served as Vice President and Chief Financial Officer of Datotek, Inc. (1977-1982) and in an executive capacity with Arthur Andersen (1968-1977).

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

George R. Schrader was appointed as a director in March 1994. He is currently a named member of Schrader & Cline, LLC, a financial and governmental management consulting firm. From 1983 to 1993, he was a principal of Schrader Investment Company, whose activities paralleled those of Schrader & Cline, LLC. Mr. Schrader's additional experience includes ten years as City Manager for the city of Dallas, Texas and a total of nine years experience as City Manager for the Texas cities of Mesquite and Ennis.

Significant Employee

Mr. Harold Estes is the President of Texas Timberjack, Inc., a wholly owned subsidiary of the Company. He was elected as a director in February 1996 and resigned from the board in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment with locations in Lufkin, Cleveland, Atlanta and Jasper, Texas. Mr. Estes has been President of TTI since 1984, when he acquired it from the Eaton Corporation.

Meetings of the Board of Directors and its Committees

The Board has standing Compensation and Audit Review Committees. The Compensation Committee is comprised of Messrs. Buck and Schrader. During fiscal 1999, the Compensation Committee met one time. The Compensation Committee (i) administers the Company's employee stock option plans and approves the granting of stock options and (ii) approves compensation for officers.

The Audit Review Committee is composed of Messrs. Buck and Schrader. During fiscal 1999, the Audit Review Committee met two times. Its functions are to (i) recommend the appointment of independent accountants; (ii) review the arrangements for and scope of the audit by independent accountants; (iii) consider the adequacy of the system of internal controls and review any proposed corrective actions; and (iv) review and monitor the Company's policies regarding business ethics and conflicts of interest.

The full Board of Directors met four times during fiscal 1999. Each director attended all meetings of the Board of Directors and each Committee on which such director served.

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

Based upon (i) a review of the copies of forms furnished to the Company pursuant to the requirements of Section 16(a); (ii) information received by the Company in connection with various purchases and sales of the Company's equity securities; and (iii) the knowledge of the Company that Infinity Investors Limited ("Infinity") may have owned greater than ten percent of the Company's equity securities and did not file the required forms with the Commission pursuant to Section 16(a), the Company believes that during fiscal 1999, all filing requirements applicable to its directors and executive officers were satisfied. However, with respect to the Company's greater than 10% beneficial owners of equity securities, Infinity is delinquent in its Section 16(a) filing obligations.

Based solely upon a review of the copies of forms furnished to the Company, pursuant to the requirements of Section 16(a) and excluding Infinity, all holders of greater than 10% of the Company's equity securities have satisfied their Section 16(a) filing requirements.

ITEM 11. Executive Compensation.
         ----------------------

The following table sets forth for fiscal 1999, 1998 and 1997 compensation awarded or paid to Mr. James Rudis, the Company's Chairman, Chief Executive Officer and President and Mr. William E. Shatley, the Company's Senior Vice President, Treasurer and Chief Financial Officer (collectively, the "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of $100,000 for the year ended September 30, 1999.

                          Summary Compensation Table

                                                                                       Long-Term
                                                                                      Compensation
                                                   Annual Compensation                   Awards
                                        ------------------------------------------ -------------------
    Name and Principal        Fiscal                              Other Annual                            All/Other
         Position              Year     Salary       Bonus        Compensation        Options/SARs       Compensation
------------------------------------------------------------------------------------------------------------------------
James Rudis                    1999    $180,000     $     0          $ -(1)                -             $     -
Chairman, Chief                1998    $168,077     $     0          $ -(1)                -             $     -
Executive Officer,             1997    $138,240     $     0          $ -(1)                -             $     -
President and
Director  (2)

William E. Shatley             1999    $132,000     $     0          $ -(1)                -             $     -
Senior Vice President,         1998    $126,000     $     0          $ -(1)                -             $     -
Treasurer, Chief               1997    $108,000     $     0          $ -(1)                -             $     -
Financial Officer and
Director

                                _______________

(1) The Named Executive Officers each received certain perquisites and other personal benefits from the Company during fiscal 1999, 1998 and 1997. These perquisites and other personal benefits, however, did not equal or exceed 10% of the Named Executive Officers' salary and bonus during fiscal 1999, 1998 or 1997.

(2) Mr. Rudis was named Chairman and Chief Executive Officer in February 1998. Mr. Rudis formerly the Company's Executive Vice President, became President in July 1997.

No individual grants or exercises of stock options were made to the Named Executive Officers during the fiscal year ended September 30, 1999.

The following table describes for the Named Executive Officers options and the potential realizable value for his options as of September 30, 1999, which were granted in prior fiscal years.

             Fiscal Year End September 30, 1999 Option/SAR Values

                                      Number of Unexercised                   Value of Unexercised In-the-Money
                                         Options/SARs at                               Options/SARs at
                                       September 30, 1999                           September 30, 1999 (1)
                          --------------------------------------------------------------------------------------------
                               Exercisable           Unexercisable            Exercisable           Unexercisable
                          --------------------------------------------------------------------------------------------
James Rudis                      276,500                   -                $       -             $        -
William E. Shatley               246,500                   -                $       -             $        -

                                   _________
(1) Based on $.6875 per share of Common Stock, which was the closing price per share of Common Stock on September 30, 1999 on the AMEX as reported by The Wall Street Journal.

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

Based on comparative industry data, and after due consideration to the factors mentioned above, the Compensation Committee set Mr. Rudis' salary at $180,000 for fiscal 1999. The Company did not pay any cash bonuses to Mr. Rudis for fiscal 1999.

The Compensation Committee believes that the compensation of the Company's other executive officers was reasonably related to the performance of the Company and those individuals during fiscal 1999.

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

Common Stock Performance Table

The following performance table compares the five-year cumulative return of the Common Stock with that of a Broad Market Index (American Stock Exchange) and a Published Industry Index (MG Industry Group 342 - Food and Beverage - Processed and Packaged Goods). Each index assumes $100 invested at September 30, 1994, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

                      Comparative Five-Year Total Returns

         Company             1994     1995     1996     1997    1998      1999
-------------------------------------------------------------------------------
Polyphase Corporation       100.00    59.78   119.57    31.52    7.61     11.96
Industry Index              100.00    97.88   113.31   155.90  147.89    145.05
AMEX Market Index           100.00   120.49   125.40   152.50  133.20    155.13

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth information regarding the beneficial ownership of Common Stock as of September 30, 1999, by each person or group who owned, to the Company's knowledge, more than five percent of the Common Stock, each of the Company's directors, the Company's Chief Executive Officer, and all of the Company's directors and executive officers as a group.

                                          Amount and Nature of
          Name                          Beneficial Ownership (1)      Percent of Class (1)
------------------------------------------------------------------------------------------
James Rudis                                    557,900 (2)                   3.1%
William E. Shatley                             404,700 (3)                   2.2
Michael F. Buck                                 60,100 (4)                     *
George R. Schrader                              80,000 (5)                     *
Harold Estes                                 3,921,200 (6)                  22.0
Infinity Investors Limited                   1,165,756 (7)                   6.1
John E. McConnaughy, Jr.                     1,511,900 (8)                   8.5
All directors and executive officers
as a group (4 persons)                       1,102,700 (9)                   6.0

----------------
*    Less than 1%.

(1) Except as noted, to the knowledge of the Company, the listed persons and entities have sole investment power and sole voting power as to all shares of Common Stock for which they are identified as being the beneficial owners. Information as to beneficial ownership has been furnished to the Company by such persons. Such presentation is based on 17,812,464 shares of Common Stock outstanding as of September 30, 1999.

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

(6) Mr. Estes' address is Highway 59 South, Route 15, Box 9475, Lufkin, Texas 75901.

(7) The address of Infinity is 38 Hertford Street, London W1Y7TG, England. As discussed in the subsection to Item 10 entitled "Section 16(a) Beneficial Ownership Reporting Compliance," the number of shares reportedly held by Infinity consists solely of 1,165,756 shares, 6.1% of the class on an "as converted" basis, of Common Stock into which certain of the Company's preferred stock (and accrued dividends thereon) held by Infinity is convertible within 60 days subsequent to the date hereof.

(8) Mr. McConnaughy's address is 1011 High Ridge Road, Stamford, Connecticut 06905.

(9) Includes 663,000 shares that could be purchased pursuant to the exercise of stock options exercisable within 60 days subsequent to the date hereof.

ITEM 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The Pyrenees Option

In October 1992, the Company's Board of Directors authorized the issuance of options to purchase five series of convertible preferred stock to the Pyrenees Group, a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, or its assignees. The options are summarized as follows:

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

During fiscal 1994 and 1995, Pyrenees exercised and converted Series A, B and C Preferred Stock into common stock. In November 1995, Pyrenees exercised the Series D option through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued, which was treated as an in-substance stock option at the date of grant. During fiscal 1996, these shares were converted to 500,000 shares of common stock. During the years ended September 30, 1996 and 1997, principal payments of approximately $721,000 and $304,000, respectively, were made on the note. The remaining balance of $975,000 became uncollectible, and the 500,000 shares of common stock that secure this note have been recovered pursuant to certain litigation against Pyrenees and Mr. Tanner. This recovery has been accounted for as an unexercised stock option in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As such, $756,000, representing the difference between the note balance and the fair market value of the 500,000 shares as of the recovery date was recorded as a reduction in paid-in capital.

Advances to Related Parties

On February 23, 1998, Mr. Paul A. Tanner resigned as Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. James Rudis, the Company's President, was elected by the Board to assume the vacated positions. Following the resignation, a reserve of approximately $165,000 was established against all outstanding advances due from Mr. Tanner.

During fiscal years 1994 and 1995 a number of advances were made to Mr. Tanner which aggregated approximately $2.0 million. In December 1995, the advances were refinanced though the issuance to the Company of a 12% unsecured demand note from Mr. Tanner. Also during the aforementioned periods, the Company made non-interest bearing cash advances of approximately $1.5 million to the Pyrenees Group, a company controlled by Mr. Tanner.

Effective in January 1996, the Company reached an agreement to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project was being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Tanner. The Company agreed to provide to Stadium Partners up to $4 million of debt (1) convertible into a 14% economic interest in the project and (2) guaranteed personally by Mr. Tanner and Pyrenees. As part of this agreement, amounts which had been advanced during fiscal 1994 and 1995 to Mr. Tanner and Pyrenees (approximately $3.5 million), together with subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, bearing interest at 12.0% and guaranteed personally by Mr. Tanner and by Pyrenees. Through September 30, 1996, the Company advanced an additional $9.27 million, for an approximate total of $13.3 million.

In addition to the cash advances referred to above, the Company, during fiscal 1996 accrued management and service revenues of $2,550,000 and interest income of $790,000 related to the Company's activities with Stadium Partners, the collectibility of which was dependent upon the success of the project and/or the guarantees referred to above. As a result of the terms of the financing arrangements with Lehman described below, Stadium Partners was precluded from making any distributions until permanent project financing was secured or stadium suite sales were made that were sufficient to repay the financing from Lehman. As a consequence of Stadium Partners' inability to effect such sales or obtain such financing by March 15, 1997 in order to make its payment to the Company on such date, the Company established a reserve of $3.34 million as of September 30, 1996, which represented all income accrued in 1996.

On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership"), with Lehman receiving an equity interest in the project.

The Company guaranteed the repayment of the Lehman loan on behalf of Stadium Partners. The guarantee is only effective in certain circumstances or upon the occurrence of certain events. A foreclosure sale was conducted during July 1998. Notwithstanding such foreclosure action, the Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

The loan agreement with Lehman required certain prepayments by Nevada Partnership, the first of which in the amount of $5.0 million became due in January 1997. This was paid primarily with funds advanced by the Company. The second prepayment requirement of $20.0 million became due in May 1997; this payment was not made. As a result of the failure to make this payment, another agreement was entered into among the borrower, Lehman and the Company as of July 1, 1997. This agreement generally provided forbearance by Lehman until September 30, 1997, to allow additional time to raise the funds to make the principal payment. The terms of the forbearance agreement were not met by the September deadline, and the note matured unpaid in November 1997.

As a result of the above, the Company recorded a charge to earnings for the year ended September 30, 1997, in the amount of $14.8 million, representing all amounts remaining uncollected from Stadium Partners, net of the reserve established in 1996. Amounts which may subsequently be recovered, if any, will be recognized as income when collection is assured.

During April 1998, the Company filed suit against PLY Stadium Partners, Inc., and against Mr. Tanner and Pyrenees, the guarantors of the debt. In May 1999, the Company was awarded a judgment against such defendants, jointly and severally, in the amount of approximately $19.5 million, plus interest. In connection therewith, the defendants were ordered to turn over all ownership of the stock of Polyphase, as well as the stock and assets of PLY Stadium Partners, Inc. and Pyrenees, which includes the rights to 2,000,000 shares of Polyphase common stock owned by Pyrenees and held by Mr. Harold Estes as secondary collateral. In connection with this recovery of the 2,000,000 Polyphase shares, the Company recorded interest expense of $875,000, the fair value assigned to the shares, resulting from its assignment to Mr. Estes. Additionally, the Company recorded income of $656,000 related to the recovery of 1,500,000 shares and accounted for the remaining 500,000 shares as an unexercised stock option in accordance with APB No. 25. After evaluating the possibility of any potential post judgment collections and the additional legal expenses to be incurred in pursuing such collections, and further considering the likelihood of one or all of the defendants seeking protection under bankruptcy laws, the Company is presently in negotiations to settle the judgment. The objective is to secure recoveries, in addition to the Polyphase shares discussed above, through the collections of proceeds using either first or second liens on properties held by other than the judgment debtors. Any further amounts ultimately recoverable as a result of this judgment and turnover order or the settlement negotiations is not presently determinable.

Other Transactions

Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 1999, the insurance premium receivable was $592,006.

In connection with the purchase of TTI, the Company acquired a note receivable from an officer of TTI. The note which has been renewed and extended each year since issuance is secured by marketable securities, is payable within one year and bears interest at 3.96%. As of September 30, 1999 the balance outstanding was $341,305 and the note has been classified as a non-current related party receivable. Also included in related party receivables at September 30, 1999 are approximately $683,000 in receivables from employees the Company and its subsidiaries and $499,000 in receivables from partnerships in which TTI has minority interests. As of September 30, 1999, approximately $570,000 of such receivables are notes which are no longer accruing interest. During 1999, the Company established a $100,000 reserve against receivables from employees of the Company. The Company expects the remaining amounts due under related party receivables to be realizable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.
          --------------------------------------------------------------

(a)  1. and 2. Financial Statements and Financial Statement Schedule.

     1. The following consolidated financial statements of Polyphase Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended September 30, 1999, are included in Item 8:

         Report of Independent Auditors                                                         F-2

         Consolidated Balance Sheets-September 30, 1999 and 1998                                F-3

         Consolidated Statements of Operations-Years ended September 30, 1999, 1998,
         and 1997                                                                               F-5

         Consolidated Statements of Stockholders' Equity-Years ended September 30, 1999,
         1998, and 1997                                                                         F-7

         Consolidated Statements of Cash Flows-Years ended September 30, 1999, 1998,
         and 1997                                                                               F-9

         Notes to Consolidated Financial Statements                                            F-12


     2.  The following consolidated financial statement schedule of Polyphase
         Corporation and subsidiaries is included in item 14(a):

         Schedule I - Condensed Financial Information of Registrant                            F-44

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

     3.2** Bylaws of Polyphase Corporation (as amended April 26, 1999)

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

     +10.2 Stock Option Agreement for George R. Schrader (incorporated by reference from Exhibit 4.15 to the 1994 Form S-8)

     +10.3 Stock Option Agreement for James Rudis (incorporated by reference from Exhibit 10.5 to the Company's Form 8-B, filed with the Commission on August 27, 1994 [the "Form 8-B"])

     +10.4 Stock Option Agreement for William E. Shatley (incorporated by reference from Exhibit 10.6 to the Form 8-B)

     +10.5 Employment Agreement, dated as of November 1, 1993, between Harold
           Estes and Texas Timberjack, Inc. (incorporated by reference from
           Exhibit 2 to the Company's Form 8-K dated June 24, 1994 [the "1994 Form 8-K"])

     10.6 Pledge Agreement, dated as of June 24, 1994, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit
           10.10 to the Form 8-B)

     10.7 Security Agreement, dated as of June 24, 1994, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from
           Exhibit 10.11 to the Form 8-B)

     10.8 Stock Option Agreement, dated as of October 21, 1992, between Polyphase Corporation and the Pyrenees Group (incorporated by reference from Exhibit 10.12 to the Form 8-B)

     10.9 Securities Purchase Agreement, dated as of July 5, 1994, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
           10.16 to the Form 8-B)

     10.10 Registration Rights Agreement, dated as of July 5, 1994, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit
           10.17 to the Form 8-B)

     10.11 Indenture, dated as of July 5, 1994, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from
           Exhibit 10.18 to the Form 8-B)

     10.12 Form of 12% Senior Convertible Debenture No. 1, payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit 10.19 to the Form 8-B)

     10.13 Form of 12% Senior Convertible Debenture No. 2, payable to Vault & Co. or registered assigns (incorporated by reference from Exhibit
           10.20 to the Form 8-B)

     10.14 Promissory Note in the amount of $2,000,000, from Pyrenees Group, as maker, to Polyphase Corporation, dated November 1, 1995, related to the exercise of options on Series D Preferred Stock (incorporated by reference from Exhibit 10.29 to the 1995 Form 10-K)

     10.15 Security Agreement, dated as of November 1, 1995, between Pyrenees Group and Polyphase Corporation (incorporated by reference from Exhibit 10.30 to the 1995 Form 10-K)

     10.16 Promissory Note in the amount of $2,000,872, from Paul A. Tanner, as maker, to Polyphase Corporation, dated December 8, 1995 (incorporated by reference from Exhibit 10.31 to the 1995 Form 10-K)

     10.17 Convertible Preferred Stock Purchase Agreement, dated as of November 10, 1995, by and between Polyphase Corporation and Infinity Investors, Limited (incorporated by reference from Exhibit 10.32 to the 1995 Form 10-K)

     10.18 Securities Purchase Agreement, dated as of December 1, 1995, by and among Polyphase Corporation, Merrill Lynch World Income Fund, Inc., and Convertible Holdings, Inc. (incorporated by reference from Exhibit 10.33 to the 1995 Form 10-K)

     10.19 Registration Rights Agreement, dated as of December 1, 1995, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (incorporated by reference from Exhibit
           10.34 to the 1995 Form 10-K)

     10.20 Indenture, dated as of December 1, 1995, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from
           Exhibit 10.35 to the 1995 Form 10-K)

     10.21 Form of 12% Senior Convertible Debenture No. 1, dated December 1, 1995 payable to Bridge Rope & Co. or registered assigns (incorporated by reference from Exhibit 10.36 to the 1995 Form 10-K)

     10.22 Form of 12% Senior Convertible Debenture No. 2, dated December 1, 1995 payable to Kane & Co. or registered assigns (incorporated by reference from Exhibit 10.37 to the 1995 Form 10-K)

     10.23 Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated June 28, 1996 (incorporated by reference from Exhibit 10.44 to the 1996 Form 10-K)

     10.24 Security and Pledge Agreement, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit 10.45 to the 1996 Form 10-K)

     10.25 Secured Promissory Note, dated June 28, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit 10.46 to the 1996 Form 10-K)

     10.26 Security Agreement, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit 10.47 to the 1996 Form 10-K)

     10.27 Promissory Note, dated July 1, 1996 by and between Letronix Acquisition Corp. and Polyphase Corporation (incorporated by reference from Exhibit 10.48 to the 1996 Form

            10-K)

     10.28 Stock Purchase Agreement among Letronix Acquisition Corp. and Polyphase Corporation dated July 1, 1996 (incorporated by reference from Exhibit 10.49 to the 1996 Form 10-K)

     +10.29 Stock Option Agreement for Paul A. Tanner dated July 23, 1996
            (incorporated by reference from Exhibit 10.50 to the 1996 Form 10-K)

     +10.30 Stock Option Agreement for James Rudis dated July 23, 1996
            (incorporated by reference from Exhibit 10.51 to the 1996 Form 10-K)

     +10.31 Stock Option Agreement for William E. Shatley dated July 23, 1996
            (incorporated by reference from Exhibit 10.52 to the 1996 Form 10-K)

     +10.32 Stock Option Agreement for Michael F. Buck dated July 23, 1996
            (incorporated by reference from Exhibit 10.53 to the 1996 Form 10-K)

     +10.33 Stock Option Agreement for George R. Schrader dated July 23, 1996
            (incorporated by reference from Exhibit 10.54 to the 1996 Form 10-K)

     10.34 Convertible Promissory Note, dated January 1, 1996 by and between PLY Stadium Partners, Inc. and Polyphase Corporation (incorporated by reference from Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 [the "1997 Form 10-K"])

     10.35 Master Loan Agreement, dated January 1, 1996 by and between Polyphase Corporation and PLY Stadium Partners, Inc. (incorporated by reference from Exhibit 10.54 to the 1997 Form 10-K)

     10.36 Guaranty, dated January 1, 1996 by Paul A. Tanner to Polyphase Corporation (incorporated by reference from Exhibit 10.55 to the 1997 Form 10-K)

     10.37 Guaranty, dated January 1, 1996 by Pyrenees Group, Inc. to Polyphase Corporation (incorporated by reference from Exhibit 10.56 to the 1997 Form 10-K)

     10.38 Management Agreement, dated January 1, 1996 by and between PLY Stadium Partners, Inc. and Polyphase Corporation (incorporated by reference from Exhibit 10.57 to the 1997 Form 10-K)

     10.39 Security Agreement, dated January 1, 1996, between Paul A. Tanner and Polyphase Corporation (incorporated by reference from Exhibit
            10.58 to the 1997 Form 10-K)

     10.40 Security Agreement, dated January 1, 1996, between Pyrenees Group, Inc. and Polyphase Corporation (incorporated by reference from Exhibit 10.59 to the 1997 Form 10-K)

     +10.41 Stock Option Agreement for David Weinreb dated January 17, 1997
            (incorporated by reference from Exhibit 10.60 to the 1997 Form 10-K)

     10.42 Amended Renewal Promissory Note in the amount of $14,341,256 dated December 2, 1997, payable by Polyphase Corporation to Harold Estes (incorporated by reference from Exhibit 10.61 to the 1997 Form 10-K)

     10.43 Amended Pledge Agreement, dated as of December 2, 1997, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit 10.62 to the 1997 Form 10-K)

     10.44 Amended Security Agreement, dated as of December 2, 1997, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from Exhibit 10.63 to the 1997 Form 10-K)

     10.45 Term Loan Agreement in the amount of $22,500,000, dated December 4, 1997, among Overhill Farms, Inc. as borrower, Polyphase Corporation as guarantor and The Long Horizons, Fund, L.P. as lender (incorporated by reference from Exhibit 10.64 to the 1997 Form 10-K)

     10.46 Security Agreement, dated December 4, 1997, between Overhill Farms, Inc. as grantor and The Long Horizons Fund, L.P. as lender (incorporated by reference from Exhibit 10.65 to the 1997 Form 10-K)

     10.47 Assignment for Security (Trademarks) dated December 4, 1997, between Overhill Farms, Inc. as assignor and The Long Horizons Fund, L.P. as assignee (incorporated by reference from Exhibit 10.66 to the 1997 Form 10-K)

     10.48 Pledge and Security Agreement, dated December 4, 1997, among Polyphase Corporation as the pledgor, in favor of The Long Horizons Fund, L.P. as the lender and Overhill Farms, Inc. as the borrower (incorporated by reference from Exhibit 10.67 to the 1997 Form 10-K)

     10.49 Registration Rights Agreement, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P. (incorporated by reference from Exhibit 10.68 to the 1997 Form 10-K)

     10.50 Common Stock Purchase Warrant, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P. (incorporated by reference from Exhibit 10.69 to the 1997 Form 10-K)

     10.51 Voting Rights Agreement, dated December 4, 1997, among Polyphase Corporation, The Long Horizons Fund, L.P. and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.70 to the 1997 Form 10-K)

     10.52 Supplemental Indenture, dated as of December 5, 1997, from Polyphase Corporation to IBJ Schroder Bank & Trust Company (incorporated by reference from Exhibit 10.71 to the 1997 Form 10-K)

     10.53 Compromise Settlement Agreement with Mutual Release between Polyphase Corporation and Rice Partners II, L.P. (incorporated by reference from Exhibit 10.72 to the 1997 Form 10-K)

     10.54 Stock Purchase Agreement between Letronix Acquisition Corp. and Polyphase Corporation dated July 1, 1997 (incorporated by reference from Exhibit 10.73 to the 1997 Form 10-K)

     10.55 Certificate of Designation of Preferences of Series B Preferred Stock of Letronix Acquisition Corporation dated July 2, 1997 (incorporated by reference from Exhibit 10.74 to the 1997 Form 10-K)

     10.56 Term Loan Agreement in the amount of $2,800,000, dated August 29, 1997, between Dallas Parkway Properties, Incorporated and National Operating, L.P. (incorporated by reference from Exhibit
               10.75 to the 1997 Form 10-K)

     10.57 Warrant to Purchase 500,000 Shares of Common Shares of Polyphase Corporation by Black Sea Investments, Ltd., dated August 29, 1997 (incorporated by reference from Exhibit 10.76 to the 1997 Form 10-K)

     10.58 Offshore Securities Subscription Agreement to purchase 7,500 Shares of Series F 6% Convertible Preferred between Polyphase Corporation and Black Sea Investments, Ltd., dated August 29,1997 (incorporated by reference from Exhibit 10.77 to the 1997 Form 10-K)

     10.59 Stock Exchange Agreement by and between Tollway Properties, Inc. and Polyphase Corporation date as of December 1, 1997 (incorporated by reference from Exhibit 10.78 to the 1997 Form 10-K)

     10.60 Release and Settlement Agreement between Dallas Parkway Properties, Incorporated and Polyphase Corporation dated as of December 1, 1997 (incorporated by reference from Exhibit 10.79 to the 1997 Form 10-K)

     10.61 General Release between Dallas Parkway Properties, Incorporated and National Operating, L.P. dated as of December 1, 1997 (incorporated by reference from Exhibit 10.80 to the 1997 Form 10-K)

     10.62 Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch World Income Fund, Inc.(incorporated by reference from Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 [the "1998 Form 10-K])

     10.63 Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch Convertible Fund, Inc. (incorporated by reference from Exhibit 10.82 to the 1998 Form 10-K)

     10.64 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-
               1) (incorporated by reference from Exhibit 10.83 to the 1998 Form 10-K)

     10.65 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-
               1a) (incorporated by reference from Exhibit 10.84 to the 1998 Form 10-K)

     10.66 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-
               2) (incorporated by reference from Exhibit 10.85 to the 1998 Form 10-K)

     10.67 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to

               Merrill Lynch World Income Fund, Inc. (w-2a) (incorporated by reference from Exhibit 10.86 to the 1998 Form 10-K)

     10.68 Registration Rights Agreement, dated as of April 24, 1998, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Merrill Lynch Convertible Fund, Inc. (incorporated by reference from Exhibit 10.87 to the 1998 Form 10-K)

     10.69 Guaranty, dated August 7, 1998 by Polyphase Corporation to NationsBank (incorporated by reference from Exhibit 10.88 to the 1998 Form 10-K)

     10.70 Loan Agreement in the amount of $12,000,000 dated August 7, 1998 between NationsBank, as lender and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.89 to the 1998 Form 10-K)

     10.71 Promissory Note in the amount of $4,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.90 to the 1998 Form 10-K)

     10.72 Promissory Note in the amount of $8,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.91 to the 1998 Form 10-K)

     10.73 Security Agreement dated August 7, 1198 by Texas Timberjack to NationsBank (incorporated by reference from Exhibit 10.92 to the 1998 Form 10-K)

     +10.74 Stock Option Agreement for Michael F. Buck, dated March 17, 1998 (incorporated by reference from Exhibit 10.93 to the 1998 Form 10-K)

     +10.75 Stock Option Agreement for George R. Schrader, dated March 17, 1998 (incorporated by reference from Exhibit 10.94 to the 1998 Form 10-K)

     10.76** Stock Purchase Agreement, effective of September 30, 1999, by and among Polyphase Corporation, Polyphase Instrument Acquisition Corporation and Polyphase Instrument Co.

     10.77** Promissory Note, dated September 30, 1999 in the principal amount of $1,000,000, payable to the order of Polyphase Corporation, as payee by Polyphase Instrument Acquisition Corporation, as maker.

     10.78** Pledge Agreement, entered into on September 30, 1999, by and between Polyphase Instrument Acquisition Corporation, as pledgor, and Polyphase Corporation, as secured party.

     10.79** Guaranty, executed as of September 30, 1999, by Polyphase Instrument Co., as guarantor, in favor of Polyphase Corporation, as payee, on promissory note executed by Polyphase Instrument Acquisition Corporation, as maker.

     10.80** Security Agreement entered into effective September 30, 1999, by and between Polyphase Instrument Co., as pledgor, and Polyphase Corporation, as secured party.

     +10.81** Employment Agreement, entered into as of November 30, 1999 between Polyphase

               Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis.

     +10.82** Employment Agreement, entered into as of November 30, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and William E. Shatley.

     10.83** Settlement Agreement and Mutual Release of Claims, effective November 30, 1999, by and among Infinity Investors Limited, Polyphase Corporation, James Rudis, William E. Shatley, Michael
               F. Buck, and George R. Schrader.

     21.1**    Subsidiaries of the Registrant.

     23.1**    Consent of Ernst & Young LLP

     27.1**    Financial Data Schedule

----------
 +   Management contract or compensatory plan or arrangement.
 **  Filed herewith.


 (b) Reports on Form 8-K

 No reports on Form 8-K were filed by the Registrant during the last quarter of the Fiscal Year Ended September 30, 1999.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPHASE CORPORATION


By: /s/ James Rudis                             December 21, 1999
    -------------------------
    James Rudis
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ James Rudis                                 December 21, 1999
-----------------------------
James Rudis
Chief Executive Officer,
Chairman of the Board,
President and Director
(Principal Executive Officer)


 /s/ William E. Shatley                         December 21, 1999
-------------------------------------
William E. Shatley
Senior Vice President, Treasurer,
Chief Financial Officer and Director
(Principal Financial and
Accounting Officer)


 /s/ George R. Schrader                         December 21, 1999
------------------------------
George R. Schrader
Director


 /s/ Michael F. Buck                            December 21, 1999
------------------------------
Michael F. Buck
Director

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors......................................     F-2


Financial Statements:
--------------------

   Consolidated Balance Sheets......................................     F-3
   Consolidated Statements of Operations............................     F-5
   Consolidated Statements of Stockholders' Equity..................     F-7
   Consolidated Statements of Cash Flows............................     F-9
   Notes to Consolidated Financial Statements.......................     F-12


Financial Statement Schedule:
----------------------------

   Schedule - Condensed Financial Information of Registrant.........     F-44

                        Report of Independent Auditors


To the Board of Directors and Stockholders of Polyphase Corporation


We have audited the accompanying consolidated balance sheets of Polyphase Corporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polyphase Corporation and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                               ERNST & YOUNG LLP

December 16, 1999
Dallas, Texas

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                    Assets

                                                                              September 30,
                                                                      ------------------------------
                                                                           1999            1998
                                                                      -------------    -------------
Current assets:
   Cash                                                               $     375,408    $     401,393
   Receivables, net of allowance for doubtful
     accounts of $502,667 and $509,646
     in 1999 and 1998, respectively:
       Trade accounts                                                    17,373,364       13,209,834
       Current portion of sales contracts                                 4,765,072        3,879,420
       Notes receivable                                                   3,359,777        1,813,232
   Inventories                                                           30,924,744       32,358,389
   Prepaid expenses and other                                             1,663,269          498,788
                                                                      -------------    -------------
           Total current assets                                          58,461,634       52,161,056
                                                                      -------------    -------------

Property and equipment:
   Land                                                                     432,000          432,000
   Buildings and improvements                                             3,481,009        3,726,296
   Machinery, equipment and other                                         8,929,988        7,535,255
                                                                      -------------    -------------
                                                                         12,842,997       11,693,551
   Accumulated depreciation                                               7,114,989        5,558,155
                                                                      -------------    -------------
                                                                          5,728,008        6,135,396
                                                                      -------------    -------------
Other assets:
   Noncurrent receivables, net of allowance for doubtful accounts of $1,305,220 and $209,717 in 1999 and 1998, respectively:
     Sales contracts                                                      2,114,591        1,363,039
     Notes receivable                                                             -                -
     Related parties                                                      1,523,096          670,655
   Excess of cost over fair value of net assets acquired,
     net of accumulated amortization of $3,754,614
     and $2,957,972 in 1999 and 1998, respectively                       12,178,209       12,974,851
   Other intangible assets                                                1,216,393        2,494,754
   Restricted cash                                                          625,623          672,898
   Net assets of discontinued operations                                          -        2,962,508
   Other                                                                  1,674,388        1,407,379
                                                                      -------------    -------------
                                                                         19,332,300       22,546,084
                                                                      -------------    -------------

Total Assets                                                          $  83,521,942    $  80,842,536
                                                                      =============    =============

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     Liabilities and Stockholders' Equity

                                                                            September 30,
                                                                   -------------------------------
                                                                        1999              1998
                                                                   -------------     -------------
Current liabilities:
   Notes payable                                                   $   4,403,264     $   4,209,256
   Accounts payable                                                    9,937,347         5,939,098
   Accrued expenses and other                                          3,374,493         3,199,451
   Current maturities of long-term debt                                6,798,467        13,492,758
                                                                   -------------     -------------
           Total current liabilities                                  24,513,571        26,840,563

Long-term debt, less current maturities                               33,592,522        29,220,972
Note payable and accrued interest to related party                    17,914,842        16,307,405
Reserve for credit guarantees                                            625,623           672,898
                                                                   -------------     -------------
           Total liabilities                                          76,646,558        73,041,838

Commitments and contingencies

Warrants to purchase common stock of subsidiary                        1,425,378         1,200,000

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding, 56,440 and 115,000 shares in 1999 and
     1998, respectively                                                      564             1,150
   Common stock, $.01 par value, authorized 100,000,000 shares, issued and outstanding, 17,812,464 and 15,080,050 shares
     in 1999 and 1998, respectively                                      178,125           150,800
   Paid-in capital                                                    28,159,887        28,623,811
   Accumulated deficit                                               (22,888,570)      (21,199,744)
   Note receivable from related party                                          -          (975,319)
                                                                   -------------     -------------
           Total stockholders' equity                                  5,450,006         6,600,698
                                                                   -------------     -------------

Total Liabilities and Stockholders' Equity                         $  83,521,942     $  80,842,536
                                                                   =============     =============

                 The accompanying notes are an integral part
                  of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Years Ended
                                                                                    September 30,
                                                            --------------------------------------------------------------
                                                                 1999                   1998                    1997
                                                            --------------        ----------------         ---------------
Net revenues                                                $ 158,308,110            $141,398,339          $  148,378,127
Cost of sales                                                 129,840,884             116,076,348             123,374,610
                                                            -------------            ------------          --------------
Gross profit                                                   28,467,226              25,321,991              25,003,517

Selling, general and administrative expenses                   19,973,627              17,688,569              18,352,769
                                                            -------------            ------------          --------------

Operating income                                                8,493,599               7,633,422               6,650,748
                                                            -------------            ------------          --------------

Other income (expenses):
  (Loss) recoveries on related party receivable
                                                                  656,250                       -             (14,838,456)
  Loss on investment in computer operations                             -                       -              (3,613,815)
  Gain on sale of assets                                                -                 987,857                       -
  Interest expense                                             (9,485,892)             (8,830,391)             (7,129,406)
  Interest income and other                                       500,183                 543,080                 738,943
                                                            -------------            ------------          --------------

Total other expenses                                           (8,329,459)             (7,299,454)            (24,842,734)
                                                            -------------            ------------          --------------

Income (loss) before income taxes,
  warrant accretion, discontinued operations and
  extraordinary item                                              164,140                 333,968             (18,191,986)

Income tax (benefit) expense                                      353,881                  56,575                (653,683)
                                                            -------------            ------------          --------------
                                                                 (189,741)                277,393             (17,538,303)

Accretion of warrants to purchase
  common stock of subsidiary                                      225,378                       -                 810,776
                                                            -------------            ------------          --------------
Net income (loss) before discontinued operations and
  extraordinary item                                             (415,119)                277,393             (18,349,079)

Discontinued operations                                        (1,182,508)                  9,955                (476,079)
Extraordinary item                                                      -                (616,239)               -
                                                            -------------            ------------          --------------

Net loss                                                       (1,597,627)               (328,891)            (18,825,158)

Dividends on preferred stock                                       91,199                 154,250                 403,750
                                                            -------------            ------------          --------------

Net loss attributable to
  common stockholders                                       $  (1,688,826)           $   (483,141)         $   (19,228,90)
                                                            =============            ============          ==============

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the Years Ended
                                                                                      September 30,
                                                                ----------------------------------------------------------
                                                                       1999                  1998                 1997
                                                                --------------          --------------        ------------
Per share data - basic and diluted:

Net income (loss) per common share:

Net income (loss) before discontinued
  operations and extraordinary item                             $      (.03)           $       .01             $     (1.38)

Discontinued operations                                                (.07)                     -                    (.03)
Extraordinary item                                                        -                   (.04)                      -
                                                               ------------           ------------            ------------

Net loss per common share                                       $      (.10)           $      (.03)            $     (1.41)
                                                               ============           ============            ============

Weighted average shares outstanding - basic                      16,947,195             14,552,462              13,632,357
                                                               ============           ============            ============

Weighted average shares outstanding - diluted                    16,947,195             16,452,433              13,632,357
                                                               ============           ============            ============

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1999


                                      Preferred Stock      Common Stock        Paid-in     Accumulated     Notes
                                     Shares    Amount    Shares    Amount      Capital       Deficit      Receivable      Total
                                    --------  -------- ---------- ---------  -----------   ------------  ------------  ------------
Balance, September 30, 1996           250,000  $ 2,500 13,196,966 $ 131,970  $ 26,630,714  $ (1,487,695) $ (1,279,089) $ 23,998,400

Exercise of common stock options                          110,000     1,100        55,500                                    56,600
Preferred shares tendered for
  exercise of options                (125,000)  (1,250)   357,143     3,571       197,679                                   200,000
Stock issuance costs                                                              (35,000)                                  (35,000)
Payments on Pyrenees note                                                                                     303,770       303,770
Stock option granted for services                                                 973,000                                   973,000
Private placement of Series F
  preferred stock                       7,500       75                            983,802                                   983,877
Issuance of warrant                                                               150,000                                   150,000
Dividends on preferred stock                                                                   (403,750)                   (403,750)
Net loss for 1997                                                                           (18,825,158)                (18,825,158)
                                    ---------  ------- ---------- ---------  ------------  ------------  ------------  ------------
Balance, September 30, 1997           132,500    1,325 13,664,109   136,641    28,955,695   (20,716,603)     (975,319)    7,401,739
                                    ---------  ------- ---------- ---------  ------------  ------------  ------------  ------------

Conversion of preferred shares and
  accrued dividends to common
  stock                               (17,500)    (175) 1,205,941    12,059        10,616                                    22,500
Issuance of warrants                                                              175,000                                   175,000
Exercise of stock purchase warrants                       210,000     2,100                                                   2,100
Stock issuance costs                                                              (17,500)                                  (17,500)
Settlement of stock option
  cancellation                                                                   (500,000)                                 (500,000)
Dividends on preferred stock                                                                   (154,250)                   (154,250)
Net loss for 1998                                                                              (328,891)                   (328,891)
                                    ---------  ------- ---------- ---------  ------------  ------------  ------------  ------------
Balance, September 30, 1998           115,000  $ 1,150 15,080,050 $ 150,800  $ 28,623,811  $(21,199,744) $   (975,319) $  6,600,698
                                    ---------  ------- ---------- ---------  ------------- ------------  ------------  ------------


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1999


                                       Preferred Stock      Common Stock        Paid-in     Accumulated     Notes
                                      Shares    Amount    Shares     Amount     Capital      Deficit      Receivable       Total
                                     --------  --------  ---------  ---------  ------------  ------------  ------------  ----------
 Conversion of preferred shares
    and accrued dividends to
    common stock                     (58,560)  $ (586)   2,302,414  $  23,025  $    183,208                                205,647
 Exercise of stock options                                 430,000      4,300       109,437                                113,737
 Reduction of Pyrenees note upon
     recovery of common stock                                                      (756,569)                   975,319     218,750
 Dividends on preferred stock                                                                    (91,199)                  (91,199)
 Net loss for 1999                                                                            (1,597,627)               (1,597,627)
                                     --------  -------- ----------  ---------  ------------ -------------  ------------  ----------
 Balance, September 30, 1999          56,440   $  564   17,812,464   $178,125   $28,159,887 $(22,888,570)     $      -  $5,450,006
                                     ========  ======== ==========  ========== ============ =============  ============  ==========

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended
                                                                                      September 30,
                                                            ------------------------------------------------------------------
                                                                  1999                   1998                    1997
                                                           -------------------    -------------------     --------------------
Cash flows provided by (used in) operating activities:
Net loss                                                   $ (1,597,627)          $    (328,891)          $   (18,825,158)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
     Depreciation and amortization                            4,559,507               4,192,271                 3,900,963
     Provision for doubtful accounts                            176,793                 535,489                   317,145
     Gain on sale of assets                                           -                (987,857)                        -
     Loss (recoveries) on related party
      receivable                                               (656,250)                      -                14,838,456
     Loss on disposition of computer segment                          -                       -                 3,613,815
     Deferred income tax                                              -                       -                   233,339
     Accretion of warrants to purchase
      common stock of subsidiary                                225,378                       -                   810,776
     Loss (income) from discontinued
      operations                                              1,182,508                  (9,955)                  476,079
     Extraordinary item                                               -                 616,239                         -
Changes in:
     Accounts and sales contracts receivable                 (5,901,611)               (143,202)                  466,381
     Inventories                                              1,433,645             (11,737,432)                4,843,429
     Prepaid expenses and other                              (1,197,500)                223,504                   487,648
     Accounts payable                                         3,998,249              (1,388,710)                 (813,864)
     Accrued expenses and other                                 329,190                 593,440                (3,883,876)
                                                           ------------           -------------           ---------------

          Net cash provided by (used in)
              operating activities                            2,552,282              (8,435,104)                6,465,133
                                                           ------------           -------------           ---------------

Cash flows provided by (used in) investing activities:
     Capital expenditures, net                               (1,299,306)             (1,315,403)                 (730,387)
     Notes and other receivables                             (1,622,461)             (1,131,537)                1,070,691
     Receivables from related parties                          (852,441)                 13,654                (5,062,365)
     Cash from sale of subsidiary                             1,780,000                       -                         -
                                                           ------------           -------------           ----------------

          Net cash used in investing
              activities                                   $ (1,994,208)          $  (2,433,286)          $    (4,722,061)
                                                           ------------           -------------           ---------------



                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                                          September 30,
                                                            -------------------------------------------
                                                                1999           1998          1997
                                                            ------------   ------------   -------------
Cash flows provided by (used in) financing activities:
  Net borrowings (principal payments) on line of credit
     arrangements                                           $  1,404,600   $  3,041,139   $ (2,685,537)
  Net borrowings on other notes payable
     and long-term debt                                        1,607,437     31,293,906        839,196
  Principal payments on term notes                            (2,333,333)    (1,982,280)             -
  Principal payments on convertible bonds                     (1,200,000)    (4,300,000)             -
  Principal payments on subordinated debentures                        -    (13,000,000)             -
  Redemption of Overhill warrants                                      -     (2,000,000)             -
  Deferred financing costs                                             -     (2,718,015)             -
  Proceeds from private placements of preferred stock                  -              -        733,877
  Exercise of common stock options
     and warrants                                                 28,436          2,100         56,600
  Principal collection on Pyrenees note receivable                     -              -        303,770
  Dividends on preferred stock                                   (91,199)      (154,250)      (153,750)
  Common stock issuance costs                                          -        (17,500)       (35,000)
                                                            ------------   ------------   ------------

       Net cash provided by (used in) financing activities      (584,059)    10,165,100       (940,844)
                                                            ------------   ------------   ------------

Net increase (decrease) in cash                                  (25,985)      (703,290)       802,228
Cash at beginning of year                                        401,393      1,104,683        302,455
                                                            ------------   ------------   ------------

Cash at end of year                                         $    375,408   $    401,393   $  1,104,683
                                                            ============   ============   ============

Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest                                               $  4,895,427   $  5,391,913   $  5,459,662
                                                            ============   ============   ============
     Income taxes                                           $          -   $          -   $  1,001,461
                                                            ============   ============   ============

                  The accompanying notes are an integral part of these consolidated financial statements

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

In November 1996, a former executive of the Company exercised an option on 35,000 shares of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000.

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

In December 1997, in connection with the Overhill Farms credit agreement, warrants to purchase 30% of the common stock of Overhill at a nominal exercise price were issued having an estimated fair value of $1,200,000 (see Notes 8 and 10).

In connection with the refinancing of certain indebtedness with Merrill Lynch in December 1997, the Company issued warrants to purchase 210,000 shares of the Company's common stock exercisable at $.01 per share and 210,000 shares exercisable at $1.125 per share. Such warrants were valued at $175,000.

In September 1998, the Company recorded a liability, together with a corresponding charge to paid in capital, for $500,000 in connection with the settlement of a lawsuit. In December 1998 and January 1999, the Company made partial payments on the obligation, together with certain associated expenses, by granting options on 300,000 shares of common stock, exercisable at $.01 per share. The options were assigned a value of $85,000.

The Company issued common shares valued at $205,647 in 1999 and $22,500 in 1998 in payment of accrued dividends on preferred stock (see Note 10).

In December 1998, the Company settled certain obligations by granting options on 145,000 shares of common stock, exercisable 130,000 shares at $.01 per share and 15,000 shares at $.50 per share. The options were assigned a value of $28,000.

During 1999, the Company recovered 2,000,000 shares of its common stock from a former related party, of which 500,000 shares were used to satisfy a note receivable and 1,500,000 shares were recorded as other income. As the Company has previously assigned all of its rights to the 2,000,000 shares to a related party in connection with a previous debt extension, interest expense of $875,000 was recorded in connection with the recovery (see Notes 9, 10 and 13).


                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1.   COMPANY AND ORGANIZATIONAL MATTERS

     Nature of Business

     Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, currently operates in two industry segments: the food segment and the forestry segment. The food segment (the "Food Group"), which consists of the Company's Overhill Farms, Inc. ("Overhill") subsidiary, produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties. Overhill is a wholly-owned subsidiary of the Company, subject to warrants outstanding to purchase Overhill's common stock (see Note 10). The forestry segment (the "Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and TTI's majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and sawmill operations. The Company's transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group") was discontinued in fiscal 1999, as a result of the sale of its wholly-owned subsidiary Polyphase Instrument Co. ("PIC").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     The Company's wholly-owned Forestry Group subsidiary, Texas Timberjack, Inc, ("TTI"), is a retailer of timber and logging equipment. TTI grants credit to customers, substantially all of whom are located in East Texas or the western portion of Louisiana, which rely on the logging industry for their ability to repay debt to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

     For the years ended September 30, 1999, 1998 and 1997, the Company has write-offs, net of recoveries, to the allowance for doubtful accounts of $188,269, $556,881 and $260,057, respectively.

     Financial Instruments

     The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Inventories

     Inventories of raw materials, work-in-process and finished goods for food processing operations are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method and using the average cost method for raw timber and finished wood products. Inventories of timber equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method.

     Concentration of Sources of Labor

     The Food Group's total hourly and salaried work force consists of approximately 750 employees. Approximately 76% of the Food Group's work force is covered by collective bargaining agreements expiring in fiscal years 2000 and 2001. The Company has begun preliminary negotiations with representatives of employees under collective bargaining agreements expiring in fiscal 2000 and considers its union relations to be good.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Excess of Cost Over Fair Value of Net Assets Acquired

     The excess of cost over fair value of net assets acquired (goodwill) at the date of acquisition is amortized on a straight line basis over 20 years. The Company determines the period to be benefited by using qualitative measuring factors such as competition, demand and obsolescence, as well as legal, regulatory and contractual provisions. In addition, the Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit.

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

     A significant amount of business in the Company's Forestry Group relates to the sale of equipment through sales/finance contracts. Revenue is recognized on these accounts using the installment method (see Note 3). Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received. These deferred profits are recorded as sales revenue as funds are received, based on the relative percentage of transaction profit to the sales price. Interest on the contract is recognized on a cash basis due to frequent late payments and periodic repossessions.

     Key sales and income information for the Forestry Group for fiscal 1999, 1998 and 1997 are:

                                                         1999         1998         1997
                                                      -----------  -----------  -----------
     Equipment sales total                            $28,455,430  $35,459,912  $43,460,398
     Equipment sales financed                           3,155,817    3,255,692    3,608,210
     Income earned on installment basis                   776,789    2,343,423    1,613,172
     Interest income earned on installment notes          883,542    1,317,215    1,457,125

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Income Taxes

     Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Income (Loss) Per Share

     Options to purchase approximately 1.2 million shares of common stock at a weighted average exercise price of $0.99 per share, warrants to purchase 710,000 shares of common stock at a weighted average exercise price of $1.39 per share and 115,000 shares of preferred stock convertible into shares of common stock at market prices were outstanding during the year ended September 30, 1999 and excluded from the calculation of diluted earnings per share as the effect would be antidilutive. In 1998, 1,899,000 common stock equivalents included in the calculation of diluted earnings per share were comprised of options to purchase 32,000 shares of common stock, warrants to purchase 90,000 shares of common stock and preferred stock convertible into 1,777,000 shares of common stock. Options to purchase approximately 1.5 million shares of common stock at a weighted average exercise price of $1.70 per share, warrants to purchase 500,000 shares of common stock at a weighted average exercise price of $1.50 per share and 257,500 shares of preferred stock convertible into shares of common stock at various prices were outstanding during the year ended September 30, 1997 and excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

     New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
     133), as amended, which is required to be adopted by the Company on October 1, 2000. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company is currently evaluating the impact of SFAS 133 on its future financial condition, results of operations and cash flows.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


3.   SALES CONTRACTS RECEIVABLE

     The Company's Forestry Group provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company's net investment in these contracts as of September 30, 1999 and 1998 and the related deferred income based on the installment method of income recognition.

                                                           1999          1998
                                                       ------------  ------------
     Contracts outstanding                             $ 10,194,090  $  8,738,682
     Less deferred income                                (3,174,987)   (3,322,066)
                                                       ------------  ------------
                                                          7,019,103     5,416,616
     Less allowance for doubtful accounts                  (139,440)     (174,157)
                                                       ------------  ------------
     Net investment in sales contracts receivable      $  6,879,663  $  5,242,459
                                                       ============  ============

     The following is a summary of the maturities of the sales contracts receivable and related deferred income:

                                       Contracts      Deferred
             Due September 30,        Outstanding      Income           Net
             -----------------       -------------  -------------   ------------
                   2000              $   7,257,118  $   2,393,264   $  4,863,854
                   2001                  2,418,652        699,916      1,718,736
                   2002                    477,455         77,570        399,885
                   2003                     40,865          4,237         36,628
                                     -------------  -------------   ------------
                                     $  10,194,090  $   3,174,987   $  7,019,103
                                     =============  =============   ============

4.   NOTES RECEIVABLE

     The Forestry Group periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes have interest rates that range from 12% to 18%, are generally due within one year and are secured by a variety of marketable collateral. Interest is accrued on notes receivable as long as the Company believes the notes are collectible. The accrued interest is added to the note and is shown as part of that balance in the accompanying statements. Allowances are established periodically if, at the date of valuation, management feels it is probable that a loss exists on a note. The allowance is established based upon payment history, evaluation of the portfolio and the related expected credit risk.

     The Company had $3,359,777 and $1,813,232 of short-term notes receivable as of September 30, 1999 and 1998, respectively, from unrelated corporations and individuals, net of allowances of $173,184 and $208,743, respectively. The loans are secured primarily by land, timber and equipment. At September 30, 1999, approximately $848,000 of such notes receivable were no longer accruing interest. All notes receivable are due in less than one year.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

5.   INVENTORIES

     Inventories are summarized as follows:

                                                    September 30,
                                             -----------------------------
                                                 1999            1998
                                             -------------   -------------
       Finished goods                        $  22,409,448   $  23,520,114
       Raw materials                             8,565,296       8,890,275
       Inventory reserve                           (50,000)        (52,000)
                                             -------------   -------------
          Total                              $  30,924,744   $  32,358,389
                                             =============   =============

     As of September 30, 1999 and 1998, finished goods inventories are comprised of approximately $7,804,000 and $5,576,000 in inventories at the Food Group, $13,603,000 and $16,745,000 in timber and logging related equipment, and $1,003,000 and $1,198,000 in finished wood products, respectively. As of September 30, 1999 and 1998, raw materials inventories are comprised of approximately $5,872,000 and $4,684,000 in inventories at the Food Group, and $2,693,000 and $4,207,000 in harvested but unprocessed timber, respectively.

6.   OTHER INTANGIBLE ASSETS

     Other intangible assets are summarized as follows:

                                                     September 30,
                                             -----------------------------
                                                 1999            1998
                                             -------------   -------------
       Non-compete agreements (a)            $     700,000   $     700,000
       Deferred financing costs (b)              2,608,733       2,608,733
       Consulting contract (c)                     200,000         200,000
       Other                                        22,800         322,132
                                             -------------   -------------
                                                 3,531,533       3,830,865
       Less accumulated amortization            (2,315,140)     (1,336,111)
                                             -------------   -------------
                                             $   1,216,393   $   2,494,754
                                             =============   =============

     (a) The Company has noncompete agreements with two officers of Texas Timberjack, Inc. Such amounts are being amortized over the seven-year life of each agreement.

     (b) The Company incurred certain legal, brokerage and other costs associated with the financing of the initial acquisition of Overhill Farms and the subsequent refinancing of debt in December 1997 and November 1999. These costs are being amortized over periods of three to five years (see Note 8 regarding the write-off of certain costs associated with the initial acquisition financing and the December 1997 and November 1999 refinancings).

     (c) The Company granted a former executive options to purchase 35,000 shares of common stock at $.01 per share. The options were granted in consideration of a five year consulting contract and were valued at $200,000 based on the fair market value at the date of grant. The contract is being amortized over the five-year period.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

7.   NOTES PAYABLE

     Notes payable consist of the following:

                                                                           September 30,
                                                                    -----------------------------
                                                                        1999             1998
                                                                    ------------     ------------
       Note payable to Ford Motor Credit Corporation (a)            $    228,616     $    979,451
       Note payable to Associates First Capital Corporation (b)                -          905,948
       Note payable to Bank of America (c)                             3,900,000        2,200,000
       Other notes payable                                               274,648          123,857
                                                                    ------------     ------------
                                                                    $  4,403,264     $  4,209,256
                                                                    ============     ============

     (a) TTI has a floor plan note with Ford Motor Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment.

     (b) TTI has a floor plan agreement with Associates First Capital Corporation to finance equipment. The agreement accrues interest on an individual unit basis with an average interest rate of prime (approximately 8.25% at September 30, 1999), and the equipment may be financed for up to one year. There were no amounts outstanding under the agreement as of September 30, 1999.

     (c) TTI has an $8.0 million revolving line of credit with Bank of America, N.A. (formerly NationsBank of Texas, N.A.). Amounts advanced under the line of credit bear interest at prime less .25% (approximately 8.0% at September 30, 1999), and are collateralized by substantially all of TTI's assets. The line of credit agreement contains various covenants related to receivables, capital expenditures, inventories, debt ratios, contingent liabilities and payment of dividends. Furthermore, the terms of the revolving line of credit generally prohibit dividends, loans or advances from TTI to the Company, but permit the payment of taxes. The Company has guaranteed all obligations under the TTI revolving line of credit. Availability under the line as of September 30, 1999 amounted to approximately $4.1 million. TTI intends to renew the revolving credit facility upon maturity in March 2000.

     The weighted average interest rate on short-term borrowings for the year ended September 30, 1999 was 6.9%.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


8.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                          September 30,
                                                                                   ----------------------------
                                                                                       1999              1998
                                                                                   ------------      ------------
       Senior subordinated notes payable of Overhill due to a financial institution, bearing interest at prime plus 4.0%, (12.25% at September
       30, 1999) or 12.5%, whichever is greater, maturing December 5, 2000, interest payable monthly, with $250,000 per month principal payments beginning in May 1999 through maturity, net of discount of $466,667 and
       $866,667, for 1999 and 1998, respectively.                                  $ 22,708,333      $ 23,308,333


       Revolving credit agreement of Overhill with a financial institution, bearing interest at the Citibank base rate plus 1.5% (approximately 9.75%
       at September 30, 1999) and collateralized by accounts receivable and
       inventories. The agreement expires in November 2002.                           9,647,005         9,959,425

       Revolving credit agreements of TTI subsidiaries with a financial institution, bearing interest at prime (8.25% at September 30, 1999) and collateralized by accounts receivable, inventory and fixed assets of subsidiaries. The agreements are guaranteed by TTI and expire in
       April 2000.                                                                    5,458,498         4,357,083

       Term loan of TTI in the amount of $4,000,000 payable to a financial institution, bearing interest at 8.3%, due in monthly installments of
       $111,111 plus accrued interest, with maturity in August 2001.                  2,555,556         3,888,889

       Senior convertible debentures, bearing interest at 12%, due July 1,
       1999 (the "1999 Bonds").                                                               -         1,200,000

       Other                                                                             21,597                 -
                                                                                   ------------      ------------
                                                                                     40,390,989        42,713,730
       Less current maturities                                                       (6,798,467)      (13,492,758)
                                                                                   ------------      ------------

       Total long-term debt                                                        $ 33,592,522      $ 29,220,972
                                                                                   ============      ============

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Scheduled maturities of long-term debt, after giving effect to the November 1999 refinancing discussed below, are as follows:

          2000                                     $  6,798,467
          2001                                        1,228,858
          2002                                        9,653,641
          2003                                            1,690
          2004                                       23,175,000
                                                   ------------
          Total                                      40,857,656
          Less: unamortized debt discount               466,667
                                                   ------------
                                                   $ 40,390,989
                                                   ============

     In December 1997, Overhill refinanced a certain portion of its existing debt. The new financing amounted to a total facility of $24.2 million which is structured as a three-year term loan maturing in December 2000. The agreement also requires Overhill to pay on a quarterly basis, service fees totaling $180,000, $300,000 and $440,000 for the first, second and third years of the loan respectively. Under the terms of the agreement, the Company granted stock warrants that entitle the holder to immediately acquire at $.01 per share, 30% of the common stock of Overhill, of which 25% (5/6 of the total shares under warrant) could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and restrictions, the percentage of Overhill that the Company can repurchase for $2,000,000 was reduced to 20% from 25%. Additionally, the lender received fees totaling approximately $1.7 million in connection with this financing, of which $500,000 is refundable if the loan is paid in full during the second year of the loan. The Company used a portion of the proceeds to repay Term Loans A and B, and $2,800,000 of principal of the $4,000,000 senior convertible debentures described below. The early extinguishment of this indebtedness resulted in an extraordinary charge of approximately $616,000 in fiscal 1998.

     In November 1999, Overhill refinanced substantially all of its existing debt. The total facility amounted to $44 million, consisting of a $16 million line of credit provided by Union Bank of California, N.A. ("Union Bank") together with $28 million in the form of a five-year term loan provided by Levine Leichtman Capital Partners II, L.P. ("LLCP").

     The line of credit with Union Bank expires in November 2002 and provides for borrowings limited to the lesser of $16 million or an amount determined by a defined borrowing base consisting of eligible Overhill receivables and inventories. Borrowings under the line of credit will bear interest at a rate, as selected by Overhill at the time of borrowing, of prime plus .25% or LIBOR plus 2.75%. The Union Bank agreement provides, among other things, that Overhill will be subject to an unused line of credit fee of .25% per annum. The agreement contains various covenants including restrictions on capital expenditures, and specified net worth levels and debt service ratios. In addition, the terms of the agreement generally prohibit loans, dividends or advances from Overhill to the Company and limit payments of taxes and other

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     expenses to Polyphase to specified levels. The line of credit is guaranteed by the Company and collateralized by certain assets of Overhill and all of the Overhill common stock owned by the Company.

     The term loan with LLCP is a secured senior subordinated note bearing interest at 12% per annum, with interest payable monthly until maturity in October 2004. Principal payments in an amount equal to 50% of the excess cash flow, as defined, for Overhill's previous fiscal year are also payable annually commencing in January 2001. Voluntary principal payments are permitted after October 31, 2001, subject to certain prepayment penalties. The agreement contains various covenants including restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the agreement restrict changes in control, generally prohibit loans, dividends, or advances by Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels. The term loan with LLCP is guaranteed by the Company and collateralized by certain assets of Overhill. The agreement also requires Overhill to pay to LLCP, during each January, annual consulting fees of $180,000.

     In connection with the agreement, LLCP was granted stock warrants to purchase 17.5% of the common stock of Overhill, exercisable immediately at a nominal exercise price. During the first two years following the date of the agreement, Overhill has the right to repurchase 5% of Overhill's shares from LLCP for $3 million and/or to repurchase all 17.5% of the Overhill shares subject to the LLCP warrant within five days of the term loan being repaid at their then determined fair market value. If such shares are not repurchased, LLCP will be entitled under the agreement to receive a cash payment of $500,000 from Overhill. At the date of issuance, the warrants granted to LLCP were estimated to have a fair value of $2.37 million.

     As a result of these transactions, Overhill repaid in full the $22.7 million senior subordinated notes payable and the $9.6 million revolving line of credit. Additionally, Overhill repurchased for $3.7 million the warrants held by the lender to purchase 30% of Overhill's common stock. In addition, in connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to Polyphase for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $2.5 million, substantially all of which has been, or will be paid, to the lenders. The early extinguishment of the previous indebtedness will result in an extraordinary loss of approximately $1.2 million (net of a $500,000 refund for early payment of the senior subordinated notes) to be recognized during the Company's quarter ending December 31, 1999.

     In connection with its acquisition in 1995, Overhill obtained a credit facility with Finova Capital Corporation in the original amount of $18,000,000, consisting of a $12,000,000 revolving line of credit and two term loans, A and B for $2,000,000 and $4,000,000, respectively. Term Loans A and B were repaid in December 1997 as described above. Borrowings under the revolving line of credit are limited to the lesser of $12,000,000 or an amount determined by a defined borrowing base which is based on eligible receivables and inventory. Borrowings under the line of credit facility bear interest at the Citibank base rate

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     plus 1.5% (approximately 9.75% at September 30, 1999). Overhill's revolving line of credit requires the payment of an unused line fee of .25% per annum and an annual facility fee of .50% per annum. The credit facility is collateralized by Overhill's receivables and inventories and has been guaranteed by the Company. The borrowings are classified as long-term debt due to their subsequent refinancing under a long-term arrangement with Union Bank as discussed above.

     The 1999 Bonds were repaid in July 1999. Such Bonds, in the original principal amount of $4,000,000, were convertible at the option of the holder into shares of common stock equal to the principal amount of each bond (or in $1,000 increments) divided by a $3.00 per share conversion price, subject to adjustment in certain circumstances. As part of the 1997 refinancing, the holders were granted warrants to purchase 420,000 shares of the Company's common stock, exercisable over a five-year period, with certain registration rights. The warrants are exercisable for 210,000 shares at $.01 per share (which were exercised during fiscal 1998) and 210,000 shares at $1.125 per share, the market price of the Company's common stock on the date of grant (see Note 10).

9.   NOTE PAYABLE AND ACCRUED INTEREST TO RELATED PARTY

     In connection with the acquisition of TTI in June 1994, the Company recorded a note to the seller (Mr. Harold Estes) in the amount of $9,737,719 with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of various maturity dates, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 1999, the note had a total unpaid balance of $17,914,842 (principal of $16,347,191 and accrued interest of $1,567,651), bearing interest at 9.75% per annum with a maturity date of December 15, 1999. During November 1999, the note was further modified and extended to mature October 10, 2002 at an interest rate of 9% per annum, and to allow for principal and interest payments to be made with amounts upstreamed to Polyphase by Timberjack for the payment of taxes (subject to the approval of Timberjack's Board of Directors and its lenders). In connection with a previous modification in 1998, the Company agreed to assign Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul
     A. Tanner, the Company's former Chairman and Chief Executive Officer, and previously held by Mr. Estes as secondary collateral. These shares, which were recovered in 1999 on behalf of Mr. Estes, had a value of $875,000, which was charged to interest expense in 1999 (see Notes 10 and 13).

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


10.  STOCKHOLDERS' EQUITY

     Preferred Stock

     The Company has 50,000,000 authorized shares of $.01 par value preferred stock, with the rights and preferences as designated by the Board of Directors, as follows:


                                       Authorized        Conversion
                      Series             Shares             Price
                    ----------         ----------        ----------
                    A                     375,000        $      .50
                    B                     300,000              1.00
                    C                     300,000              2.00
                    D                     600,000              4.00
                    E                   1,425,000             10.00
                    F                      10,000          Variable
                    G                       5,000          Variable
                    A-2                   750,000        $     5.00
                    A-3                   750,000          Variable
                    A-5                   750,000        $     5.00

     All shares of preferred stock referred to above generally have a redemption value of $10 per share, have a liquidation preference of $10 per share and are callable by the Company at 105% of the redemption value.

     Holders of the Series A-2 preferred shares are entitled to two votes per share on all matters on which the holders of common stock have one vote per share. Only Series A-2 and Series A-3 (described below) entitle holders of preferred stock to voting rights.

     The designations of the Series A-3 stock are similar to those of other series of preferred stock, except that holders of the Series A-3 preferred stock have voting rights (two votes for each preferred share held) and are entitled to cumulative annual dividends of 12%. The conversion rate of the Series A-3 preferred stock, originally $5.00 per share, was adjusted in November 1997 (pursuant to the preferred stock designations) to the market price of the Company's common stock immediately preceding the date of conversion. Additionally, the designations were amended to permit payment of dividends, at the option of the Company, in either cash or common stock.

     Also during November 1995, the Company entered into an agreement with an associate of the corporate purchaser of the Series A-3 preferred stock to provide consulting services to the Company over a 36-month period. Consideration for such services was the grant of options to purchase 357,143 shares of common stock at $3.50 per share (the fair market value at the date of grant) plus hourly fees and expenses. The associate of the aforementioned corporation subsequently exercised this stock option. The consideration for the exercise of the option on 357,143 shares was the tender of 125,000 shares of Series A-3 preferred stock, having a redemption value of $1,250,000, which had been assigned by the corporation to its associate.

   Since issuance, the holder of the Series A-3 preferred stock, Infinity Investors Limited ("Infinity"), has converted a total of 68,560 shares of such stock having a redemption value of $685,600, together with accrued dividends of $228,147, into a total of 2,500,000 shares of the Company's common stock. Based upon the market price of the Company's common stock as of September 30, 1999, Infinity would have been entitled to approximately 1.2 million common shares upon conversion of its remaining preferred stock and accrued dividends. Any additional conversions of Infinity's Series A-3 preferred stock for common shares in excess of the 2,500,000 shares obtained in previous conversions would require that the Company file an application with the American Stock Exchange ("AMEX") for the listing of such additional common shares prior to issuance. The AMEX Company Guide requires stockholder approval as a prerequisite to the filing of such additional listing application. At the Company's Annual Meeting held May 27, 1999, a majority of the Company's stockholders voted against a proposal to file an additional listing application with respect to the conversion of additional preferred shares to common shares by Infinity. The Company's inability to honor conversion requests resulted in litigation by Infinity against the Company. During November 1999, the Company and Infinity entered into a settlement agreement wherein, among other things, the Company agreed to repurchase all remaining Series A-3 preferred stock owned by Infinity, including all accrued but unpaid dividends, for $450,000 cash, and Infinity agreed to the dismissal of all litigation against the Company with respect these matters. As a result of the settlement, the Company will record an increase in stockholders' equity of approximately $351,000, related to the difference between the carrying value of the preferred shares plus accrued dividends and the settlement amount, in the first quarter of fiscal 2000.

   During August 1997, the Company sold 7,500 shares of newly designated Series F 6% preferred stock for $750,000, less expenses. The designations for Series F preferred stock provide for a redemption value of $100 per share, cumulative annual dividends of 6%, payable quarterly, and for a conversion price equal to 75% of the average closing price of the Company's common stock for the five trading days immediately preceding conversion. In connection with this transaction, the Company recorded a non-cash dividend of $250,000, representing the value assigned to the discount feature related to the conversion of the preferred stock. During the year ended September 30, 1998, the holder converted all 7,500 shares of the Series F 6% preferred stock into a total of 1,008,355 shares of the Company's common stock.

   Stock Options

   During July 1993, the Board of Directors granted to certain officers, both of whom are directors of the Company, options to purchase 293,000 shares of the Company's common stock at an exercise price of $.75 per share, which was equal to the fair value at the date of grant. The expiration date of these options was extended to July 2003 by the Board of Directors in March 1998.

   Under the terms of the 1994 Employee Stock Option Plan (as amended) adopted by the Board of Directors in March 1994, the Company has reserved a total of 1,750,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption. As of September 30, 1999, options for 900,000 shares were available for future grant under the Plan.

   At September 30, 1999, options outstanding that were granted pursuant to the Plan consist of a total of 385,000 shares, of which 290,000 were granted in July 1996 at $2.00 per share to certain officers and directors; 80,000 of which were granted to certain directors in March 1998 at an exercise price of $.75 per share; and 15,000 of which were granted to a consultant in April 1999 at an exercise price of $.50 per share; all such exercise prices were equal to the fair market value as of the date of grant.

   In January 1997, an unrelated third party was granted an option to purchase 200,000 shares of the Company's common stock, exercisable at $.01 per share, in exchange for a two-year consulting agreement. The contract was valued at $973,000 based upon the trading value of the Company's common stock at the date of grant. The option holder ceased performing services for the Company during the year ended September 30, 1997; accordingly, the Company recognized the entire amount associated with the consulting contract as an expense during fiscal 1997. During fiscal 1998, the Company canceled these options and refused to allow the holder to exercise them. This matter became the subject of litigation which resulted in a judgment of $500,000 against the Company which was recorded as a liability as of September 30, 1998, with a corresponding charge to paid-in capital. Subsequently, the Company entered into a settlement agreement with the aforementioned unrelated third party whereby the Company agreed to pay the judgment amount at a rate of $8,000 (including interest at 10% per annum) per month for eighteen months beginning in October 1998 with a balloon payment of the remaining principal and interest balances at the end of that period. In addition, as consideration for this forbearance and for partial payment against the judgment, together with certain costs associated therewith, the Company issued the unrelated third party a total of 300,000 shares of its common stock valued at $85,000.

   During January 1999, a former employee of the Company was granted and exercised options covering 130,000 shares of common stock at $.01 per share. Such options were granted in consideration for past and future consulting services, and were valued at $28,000 which was charged to expense in 1999.

   In November 1996, a former executive of the Company was granted and exercised options covering 35,000 shares of common stock at $.01 per share. Such options were granted in consideration for a consulting contract and were valued at $200,000, with this amount being amortized over a five-year period.

   A summary of changes in common stock options during the years ended September 30, 1999, is as follows:


                                                      Number of                Exercise             Weighted Avg.
                                                       Shares                    Price              Exercise Price
                                                  ----------------         ----------------       -----------------
       Outstanding September 30, 1996                    1,285,143             $ .75 - 5.25                $   2.01

       Granted                                             235,000             $        .01                $    .01
       Exercised                                          (467,143)            $ .01 - 3.50                $   2.80
       Canceled                                            (30,000)            $       2.00                $   2.00
                                                         ---------

       Outstanding, September 30, 1997                   1,023,000             $ .01 - 5.25                $   1.41

       Granted                                              80,000             $        .75                $    .75
       Canceled                                           (375,000)            $ .01 - 2.00                $    .94
                                                          --------             ------------               ---------

       Outstanding, September 30, 1998                     728,000             $ .75 - 5.25                $   1.58

       Granted                                             445,000             $ .01 -  .50                $    .03
       Exercised                                          (430,000)            $        .01                $    .01
       Canceled                                            (65,000)            $2.00 - 5.25                $   4.50
                                                           -------             ------------               ---------

       Outstanding, September 30, 1999                     678,000             $ .50 - 2.00                $   1.28
                                                           =======             ============               =========

       Exercisable, September 30, 1999                     678,000             $ .50 - 2.00                $   1.28
       Exercisable, September 30, 1998                     728,000             $ .75 - 5.25                $   1.58
       Exercisable, September 30, 1997                   1,023,000             $ .01 - 5.25                $   1.41

   Summarized information about stock options outstanding at September 30, 1999, all of which are exercisable, is as follows:


                                               Options Outstanding/                   Weighted Average
                  Exercise                        Exercisable at                          Remaining
                    Price                       September 30, 1999                    Contractual Life
           ------------------------         ----------------------------          --------------------------
                    $  .50                          15,000 Shares                        1.08 Years
                    $  .75                         373,000 Shares                        4.82 Years
                    $ 2.00                         290,000 Shares                        6.75 Years

   Proforma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method specified by SFAS 123. The fair value of options granted during the years ended September 30, 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants for the years ending September 30, 1999, 1998 and 1997, respectively: risk free interest rate of 4.86%, 5.52% and 5.21%; no dividends expected to be declared; volatility factor of .916, 1.150 and .994; and a weighted average expected life of less than one month, five years and six months. The effect of applying the fair value method under SFAS 123 to the Company's stock-based awards would result in a net loss during the years ended September 30, 1999, 1998 and 1997 that is not materially different from amounts reported and would have no effect on reported per share amounts.

   The Pyrenees Option

   In October 1992, the Company's Board of Directors authorized the issuance of options to purchase five series of convertible preferred stock to the Pyrenees Group, a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, or its assignees. The options are summarized as follows:


                                           Preferred            Conversion              Common
                     Series                 Shares                 Price                Shares
                -----------------      ----------------      ----------------      ----------------
                A                              125,000             $    .50              2,500,000
                B                              100,000                 1.00              1,000,000
                C                              100,000                 2.00                500,000
                D                              200,000                 4.00                500,000
                E                              475,000                10.00                475,000
                                       ----------------                            ----------------
                                             1,000,000                                   4,975,000

   During fiscal 1994 and 1995, Pyrenees exercised and converted Series A, B and C Preferred Stock into common stock. In November 1995, Pyrenees exercised the Series D option through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued, which was treated as an in-substance stock option at the date of grant. During fiscal 1996, these shares were converted to 500,000 shares of common stock. During the years ended September 30, 1996 and 1997, principal payments of approximately $721,000 and $304,000, respectively, were made on the note. The remaining balance of $975,000 became uncollectible, and the 500,000 shares of common stock that secure this note have been recovered pursuant to certain litigation against Pyrenees and Mr. Tanner (see Note 13). This recovery has been accounted for as an unexercised stock option in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As such, $756,000, representing the difference between the note balance and the fair market value of the 500,000 shares as of the recovery date was recorded as a reduction in paid-in capital.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Warrants

     Polyphase Warrants
     ------------------

     In connection with the issuance of the Series F 6% Preferred Stock referred to above, the Company issued warrants to purchase 500,000 shares of it common stock at $1.50 per share, exercisable through September 2002. The warrants were valued at $150,000 which was charged to operations in fiscal 1998.

     In connection with the restructuring of the 1999 Bonds in December 1997 (see Note 8), the Company issued to the holders warrants totaling 420,000 shares of the Company's common stock. The warrants cover 210,000 shares exercisable at $.01 per share, which were exercised in May 1998, and an additional 210,000 shares exercisable at $1.125 per share, exercisable through April 24, 2003. These warrants were valued at $175,000, which was amortized over the remaining term of the 1999 Bonds.

     Subsidiary Warrants
     -------------------

     As of September 30, 1997, the Company had recorded a liability for a warrant to purchase 22.5% of the common stock of the Company's Overhill subsidiary for $2,000,000, which represents the price at which the warrants were repurchased by the Company from the holder in December 1997. During 1997 and prior fiscal years, the Company systematically provided for accretion in the estimated value of the warrant by periodic charges to operations in amounts representing the change in the estimated fair value of the warrant.

     In connection with Overhill's December 1997 refinancing (see Note 8), the Company granted stock purchase warrants that entitled the holder to immediately acquire at $.01 per share, 30% of the common stock of Overhill. Such warrants were valued at $1,200,000, which was recorded as debt discount and is being amortized over the term of the loan. The agreement provided that warrants for the purchase of 25% of Overhill could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and restrictions, the percentage of Overhill that the Company could repurchase for $2,000,000 was reduced to 20% from 25%. As these warrants to purchase common stock of a subsidiary have a nominal exercise price, the Company has accounted for the warrants as a minority interest. Accordingly, for the fiscal year ended September 30, 1999, the Company has recorded warrant accretion of approximately $225,000. In connection with the November 1999 refinancing discussed below, Overhill repurchased all warrants held by Long Horizons for total consideration of $3.7 million. This transaction was treated as a reacquisition of minority interest resulting in $2.2 million of goodwill being recorded in connection with this repurchase transaction.

     Also in connection with the Long Horizons refinancing in December 1997, an unrelated consultant was issued a warrant to purchase 1% of Overhill's common stock, exercisable through December 3, 2000, at a purchase price of $50,000. Such warrant remains outstanding following the November 1999 refinancing described below.

     In connection with the financing provided by LLCP in November 1999 (see
     Note 8), the Company granted stock purchase warrants that entitle LLCP to immediately acquire 17.5% of the common stock of Overhill, at a nominal exercise price. Such warrants were valued at $2.37 million and will be recorded as a debt discount to be amortized over the term of the LLCP loan. During the first two years following the date of the agreement, Overhill has the right to repurchase 5% of Overhill's shares from LLCP for $3 million and/or to repurchase all 17.5% of the Overhill shares subject to the LLCP warrant within five days of the loan being repaid at their then determined fair market value. If such shares are not repurchased, LLCP will be entitled under the agreement to receive a cash payment of $500,000 from Overhill.

11.  INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                                For the Years Ended
                                                                                   September 30,
                                                          -----------------------------------------------------------
                                                               1999                  1998                 1997
                                                          ----------------     -----------------    -----------------
       Current:
         Federal                                                 $300,000             $      -          $(1,126,891)
         State                                                     53,881               56,575              239,869

       Deferred:
         Federal                                                        -                    -              168,278
         State                                                          -                    -               65,061
                                                          ----------------     -----------------    -----------------
       Total income taxes                                        $353,881            $  56,575         $   (653,683)
                                                          ================     =================    =================

     The effective tax rate on income (loss) before income taxes was different than the federal statutory tax rate. The following summary reconciles the federal statutory tax rate with the actual effective rate:

                                                                                    For the Years Ended
                                                                                       September 30,
                                                                -----------------------------------------------------
                                                                     1999              1998               1997
                                                                ---------------    --------------    ----------------

       Effective statutory tax expense (benefit) rate                 34.0%               34.0%            (34.0%)
         Increase (decrease) in effective tax rate resulting
         from:
           Federal tax assessment                                    182.8                 -                 -
           State taxes, net of federal tax benefit                    32.8                16.9              (4.1)
           Officer life insurance premiums,  amortization of
             goodwill, accretion of stock warrants
                                                                      (9.1)               81.0               2.9
           Change in valuation allowance                             (26.1)              (87.8)             26.6
           Sale of subsidiaries                                        -                  (9.7)              5.7
           Other                                                      (4.9)                5.7              (0.7)
           Tax credits                                                 6.1               (23.2)              -
                                                                ---------------    --------------    ----------------
       Effective tax expense (benefit) rate                          215.6%               16.9%             (3.6%)
                                                                ===============    ==============    ================

     The components of deferred tax balances are summarized as follows:


                                                                                           September 30,
                                                                                -----------------------------------
                                                                                     1999                 1998
                                                                                ---------------     ---------------
       Deferred tax assets:
          Allowance for doubtful accounts                                            $  683,249     $       290,945
          Inventory                                                                     158,628             215,747
          Accrued expenses                                                              399,360             395,545
          Capital loss carryforwards                                                    394,388             240,318
          Net operating loss carryforwards                                            4,434,471           4,865,745
          AMT and other credit carryforwards                                            416,777             336,944
          Fixed assets                                                                  341,190              54,098
                                                                                ---------------     ---------------
            Total deferred tax assets                                                 6,828,063           6,399,342

            Valuation allowance                                                      (5,694,986)         (5,354,856)
                                                                                ---------------     ---------------

            Deferred tax assets                                                       1,133,077           1,044,486
                                                                                ---------------     ---------------

       Deferred tax liabilities:
          Prepaid expenses                                                             (124,528)           (120,938)
          Intangibles                                                                  (682,934)           (681,916)
          Investments in partnerships                                                   (88,338)                  -
          Other                                                                        (237,277)           (241,632)
                                                                                ---------------     ---------------

            Deferred tax liabilities                                                 (1,133,077)         (1,044,486)
                                                                                ---------------     ---------------

       Net deferred tax assets                                                  $             -     $             -
                                                                                ===============     ===============

     The Company has net operating losses available for carryforward of approximately $11,000,000, which begin to expire in 2012 and capital losses available for carryforward of approximately $986,000. Additionally, the Company has alternative minimum tax credit carryforwards of $177,277 which have no expiration and general business credits of $239,500 which begin to expire in 2012. The Company has recorded a valuation allowance for its net deferred tax asset position at September 30, 1999 and 1998 due to uncertainty with respect to the future recoverability of such amounts.

     During 1999, the federal income tax returns of TTI for the year ended March 31, 1994 and for the stub period ended June 24, 1994 were audited by the Internal Revenue Service ("IRS"). Both of these tax periods were prior to the acquisition of TTI by Polyphase. In connection with these audits, the IRS assessed TTI with additional taxes of approximately $752,000 for the year ended March 31, 1994. The Company and TTI appealed the IRS decision, and in anticipation of further contesting the matter in District Court, TTI made a cash payment to the IRS of $1,185,000, representing the above tax assessment plus penalties and interest of $433,000. Such appeal was denied by the IRS, and TTI is currently planning to seek recovery through

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     District Court proceedings pending the results of settlement negotiations. Based upon the amounts expected to be recovered through protective refund claims filed with the IRS for the tax periods ending March 31, 1992 and June 24, 1994, as well as TTI's evaluation (based on the advice of counsel) of its remedies through litigation, TTI has expensed $300,000 for the fiscal year ended September 30, 1999, representing amounts considered not recoverable.

12.  COMMITMENTS AND CONTINGENCIES

     Commitments

     Future minimum lease payments for all operating leases at September 30, 1999 are as follows:

                            2000                                        $1,777,627
                            2001                                         1,425,253
                            2002                                           709,708
                            2003                                            32,536
                            2004                                             4,110
                                                                  -------------------
                                                                        $3,949,234
                                                                  ===================

     Certain of the leases provide for renewal options for periods from 1999 to 2005 at substantially the same terms as the current leases.

     Rent expense, including monthly equipment rentals, was approximately $2,226,559, $1,946,000 and $1,847,000 for the years ended September 30,
     1999, 1998 and 1997, respectively.

     TTI relies on two suppliers for the majority of its new units and parts. As of September 30, 1999, TTI had commitments to purchase inventory from these suppliers amounting to $4,115,000.

     TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 1999, TTI's guarantees totaled $22,340,875. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to $625,623 at September 30, 1999, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company's reserve for credit guarantees.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     TTI has an interest in two unconsolidated partnerships. The total investment in these partnerships at September 30, 1999 of $420,295 is included in other assets. TTI guarantees the debt of these partnerships. The amount guaranteed at September 30, 1999 of $232,935 is collateralized by the accounts receivable, inventory, equipment, buildings and real estate of the partnerships.

     Contingencies

     During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. In June 1998, the District Court ordered the plaintiffs to file an amended complaint within thirty days, finding that their original allegations failed to state a claim under the federal securities laws. The plaintiffs then filed a motion for re-consideration of the Court's ruling. The defendants opposed that motion, and the Court denied the plaintiff's motion for reconsideration. The plaintiffs did not file an amended complaint within the specified thirty day time period, but subsequently filed an amended complaint, claiming that they were entitled to additional time within which to file an amended pleading by reason of a scheduling order issued by the Court. The defendants moved to dismiss the case on the grounds that the amended complaint was filed too late and failed to state a claim for securities fraud under applicable legal authorities. The plaintiffs have sought a stay of the Court's consideration of defendants' motion to dismiss, asserting that there is uncertainty as to the legal standards to be applied in securities fraud cases. The Court has not ruled on plaintiff's motion to stay or defendants' motion to dismiss. However, management believes (based upon advice of legal counsel) that this litigation will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     During fiscal years 1994 and 1995 a number of advances were made to Mr. Tanner which aggregated approximately $2.0 million. In December 1995, the advances were refinanced though the issuance to the Company of a 12% unsecured demand note from Mr. Tanner. Also during the aforementioned periods, the Company made non-interest bearing cash advances of approximately $1.5 million to the Pyrenees Group, a company controlled by Mr. Tanner.

     Effective in January 1996, the Company reached an agreement to manage a project to develop and build a multi-purpose sports facility in Las Vegas, Nevada. The project was being developed by PLY Stadium Partners, Inc. ("Stadium Partners"), a private investment firm headed by Mr. Tanner. The Company agreed to provide to Stadium Partners up to $4 million of debt (1) convertible into a 14% economic interest in the project and (2) guaranteed personally by Mr. Tanner and Pyrenees. As part of this agreement, amounts which had been advanced during fiscal 1994 and 1995 to Mr. Tanner and Pyrenees (approximately $3.5 million), together with subsequent amounts advanced, charged or accrued to or on behalf of Stadium Partners were considered as components of the $4 million of convertible debt, bearing interest at 12.0% and guaranteed personally by Mr. Tanner and by Pyrenees. Through September 30, 1996, the Company advanced an additional $9.27 million, for an approximate total of $13.3 million.

     On November 15, 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership"), with Lehman receiving an equity interest in the project.

     The Company guaranteed the repayment of the Lehman loan on behalf of Stadium Partners. The guarantee is only effective in certain circumstances or upon the occurrence of certain events. A foreclosure sale was conducted during July 1998. Notwithstanding such foreclosure action, the Company, based on the advice of legal counsel, does not believe that it will incur any significant liability as a result of this guarantee. As a result, the Company believes the existence of such guarantee will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The loan agreement with Lehman required certain prepayments by Nevada Partnership, the first of which in the amount of $5.0 million became due in January 1997. This was paid primarily with funds advanced by the Company. The second prepayment requirement of $20.0 million became due in May 1997; this payment was not made. As a result of the failure to make this payment, another agreement was entered into among the borrower, Lehman and the Company as of July 1, 1997. This agreement generally provided forbearance by Lehman until September 30, 1997, to allow additional time to raise the funds to make the principal payment. The terms of the forbearance agreement were not met by the September deadline, and the note matured unpaid in November 1997.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     As a result of the above, the Company recorded a charge to earnings for the year ended September 30, 1997, in the amount of $14.8 million, representing all amounts remaining uncollected from Stadium Partners, net of a reserve established in 1996. Amounts which may subsequently be recovered, if any, will be recognized as income when collection is assured.

     During April 1998, the Company filed suit against PLY Stadium Partners, Inc., and against Mr. Tanner and Pyrenees, the guarantors of the debt. In May 1999, the Company was awarded a judgment against such defendants, jointly and severally, in the amount of approximately $19.5 million, plus interest. In connection therewith, the defendants were ordered to turn over all ownership of the stock of Polyphase, as well as the stock and assets of PLY Stadium Partners, Inc. and Pyrenees, which includes the rights to 2,000,000 shares of Polyphase common stock owned by Pyrenees and held by Mr. Harold Estes as secondary collateral (see Notes 9 and 10). In connection with this recovery of the 2,000,000 Polyphase shares, the Company recorded interest expense of $875,000, the fair value assigned to the shares, resulting from its assignment to Mr. Estes. Additionally, the Company recorded income of $656,000 related to the recovery of 1,500,000 shares and accounted for the remaining 500,000 shares as an unexercised stock option in accordance with APB No. 25 (see Note 10). After evaluating the possibility of any potential post judgment collections and the additional legal expenses to be incurred in pursuing such collections, and further considering the likelihood of one or all of the defendants seeking protection under bankruptcy laws, the Company is presently in negotiations to settle the judgment. The objective is to secure recoveries, in addition to the Polyphase shares discussed above, through the collections of proceeds using either first or second liens on properties held by other than the judgment debtors. Any further amounts ultimately recoverable as a result of this judgment and turnover order or the settlement negotiations is not presently determinable.

     Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 1999, the insurance premium receivable was $592,006.

     In connection with the purchase of TTI, the Company acquired a note receivable from an officer of TTI. The note which has been renewed and extended each year since issuance is secured by marketable securities, is payable within one year and bears interest at 3.96%. As of September 30, 1999 the balance outstanding was $341,305 and the note has been classified as a non-current related party receivable. Also included in related party receivables at September 30, 1999 are approximately $683,000 in receivables from employees of the Company and its subsidiaries and $499,000 in receivables from partnerships in which TTI has minority interests. As of September 30, 1999, approximately $570,000 of such receivables are notes which are no longer accruing interest. During 1999, the Company established a $100,000 reserve against receivables from employees of the Company. The Company expects the remaining amounts due under related party receivables to be realizable.

     See Note 10 for discussion of options granted to the Pyrenees Group, a related party.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     See Note 9 for discussion of the note payable to Mr. Estes.

14.  PROFIT SHARING PLAN

     In 1986, prior to its acquisition by the Company, TTI adopted a profit sharing plan. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the president and controller of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 1999, 1998 and 1997 was $329,000, $353,000 and $298,000 respectively.

15.  SALE OF SUBSIDIARIES

     Effective September 30, 1999, the Company sold its wholly-owned subsidiary, Polyphase Instrument Co. ("PIC"), to an investment group headed by management of that company. The transaction was completed as a sale of 100% of the outstanding capital stock of PIC for total consideration of approximately $2.8 million, consisting of $1.8 million in cash and a subordinated note receivable for $1.0 million. The note, which is subordinated to bank indebtedness of up to $1.375 million, bears interest at 8%, payable interest-only on a quarterly basis through July 2001 and payable thereafter in quarterly amounts of $50,000 principal plus accrued interest through October 2006. The note is collateralized by all of the capital stock and assets of PIC, subject to the subordination referred to above. Because of the highly leveraged nature of the purchaser, the implicit reliance on the future operations of PIC to provide cash flows for debt service and the subordination of the note to other creditors of PIC, the Company was required to fully reserve for the subordinated note receivable. As of September 30, 1999, the Company has recorded a loss from discontinued operations of approximately $1.2 million as a result of this transaction.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     For the years ended September 30, 1999, 1998 and 1997, PIC's operations (unaudited) are summarized as follows:

                                                                           For the Years Ended
                                                                              September 30,
                                                        --------------------------------------------------------------
                                                                1999                  1998                  1997
                                                        ------------------    ------------------    ------------------
     Net revenues                                             $6,373,500            $4,832,600            $3,570,400

     Gross profit                                                700,400               530,100               379,900

     Operating income (loss)                                      59,300                51,100               (67,200)

     Net income (loss) before tax                            $    39,000           $    10,000            $ (476,100)

     The net assets of PIC at the end of the prior fiscal year have been reclassified from prior presentations as other assets in the accompanying consolidated balance sheet as of September 30, 1998. The net assets of PIC as of that date (unaudited) amounted to approximately $2,962,500 and are summarized as follows:

                                                                          September 30,
                                                                              1998
                                                                        ------------------
                Assets:
                   Cash, receivables and inventories                          $2,891,400
                   Property and equipment, net of
                     accumulated depreciation                                    316,000
                   Other assets                                                  457,900
                                                                        ------------------
                Total assets                                                   3,665,300
                                                                        ------------------

                Liabilities (current):
                   Notes payable                                                 241,000
                   Accounts payable and accrued expenses                         461,800
                                                                        ------------------
                Total liabilities                                                702,800
                                                                        ------------------

                Net assets                                                    $2,962,500
                                                                        ==================

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


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

     During fiscal 1997, the purchaser and controlling shareholder of DataTell elected to discontinue that company's efforts to effect a public registration of DataTell's stock, thus precluding the Company from making a distribution of the stock to its shareholders. Additionally, certain purchase price adjustments resulted in the elimination of the note for $86,457. The purchaser also elected not to further pursue the operation of MCC, and since the Company was unsuccessful in its attempts to recover MCC's assets, the amount due under the $951,433 note was determined not to be realizable. The balance of these notes, totaling $1,037,890, was charged to operations during fiscal 1997.

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

16.  ASSETS ACQUIRED

     In March 1998, TTI obtained a majority ownership interest in Wood Forest Products LLC ("Wood"), which subsequently acquired the rights to harvest timber from a tract of land owned by the U.S. Forestry Service. Concurrently, the Company obtained a majority ownership interest in Southern Forest Products LLC ("Southern"), whose primary purpose is to lease and operate a sawmill in East Texas. For the years ended September 30, 1999 and 1998, these forestry products businesses contributed revenues of approximately $7.4 million and $3.0 million, respectively, and a net loss of approximately $329,000 and $170,000, respectively.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


17.  INFORMATION BY INDUSTRY SEGMENT

     The Company's industry segments are described below.

     Food

     The food segment produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialties primarily for customers in the airline, restaurant and weight loss industries.

     Forestry

     The forestry segment sells, finances and repairs timber and logging equipment in East Texas and Western Louisiana and participates in other forestry-related activities. Customers range from small logging operations to large integrated paper mills.

     Corporate and Other

     The corporate and other segment, prior to fiscal 1998, provided management and advisory services to Stadium Partners, a privately owned development corporation engaged in the development of a multi purpose sports facility in Las Vegas, Nevada (see Note 13).

     Transformer

     The transformer segment manufactured and marketed electronic transformers, inductors and filters. The Company's wholly-owned subsidiary, Polyphase Instrument Co. (PIC), was included in the transformer segment. Effective September 30, 1999, all of the capital stock of PIC was sold (see Note 15).

     Computer Sales and Service

     The computer sales and service segment assembled and sold personal computers and provided systems setup and hardware maintenance services. Customers serviced ranged from individuals to large corporations. Subsidiaries included in the segment were Network America, Inc., in Tulsa, Oklahoma; Letronix and Computer System Concepts in Queens, New York; PC Repair in Sarasota, Florida and Micro Configurations Inc., in Brooklyn, New York. Effective July 1996 and July 1997, the Company sold 51% and 49% of its interests in the computer operations, respectively (see Note 15).

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                                           September 30, 1999
                                                    ------------------------------------------------------------------

                                                          Food                  Forestry                  Total
                                                    ------------------      ------------------      ------------------
Net Sales:
Sales to unaffiliated customers                     $      112,495,726      $       45,812,384      $      158,308,110
                                                    ==================      ==================      ==================

Operating income                                    $        7,384,385      $        1,490,012      $        8,874,397
                                                    ==================      ==================

General corporate expenses                                                                                    (380,798)
Recovery of related party receivables                                                                          656,250
Interest expense                                                                                            (9,485,892)
Interest income and other                                                                                      500,183
                                                                                                    ------------------
Income (loss) before income taxes, warrant accretion, discontinued
operations and extraordinary item                                                                   $          164,140
                                                                                                    ==================


Identifiable assets:
Segment assets                                      $       50,024,950      $       50,181,108      $      100,206,058
                                                    ==================      ==================
Corporate assets                                                                                            24,851,716
Eliminations                                                                                               (41,535,832)
                                                                                                    ==================

  Total assets                                                                                      $       83,521,942
                                                                                                    ==================

Capital expenditures, net:
Segment                                             $          295,405      $        1,002,611      $        1,298,016
                                                    ==================      ==================
Corporate                                                                                                        1,290
                                                                                                    ------------------
  Total capital expenditures, net                                                                   $        1,299,306
                                                                                                    ==================

Depreciation and amortization:
Segment                                             $        2,715,121      $          834,467      $        3,549,588
                                                    ==================      ==================
Corporate                                                                                                    1,009,919
                                                                                                    ------------------
  Total depreciation and amortization                                                               $        4,559,507
                                                                                                    ==================

The Company's Food segment had sales to Jenny Craig, American Airlines and King's Hawaiian in fiscal 1999 which comprised approximately 14%, 13% and 12%, respectively, of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1999.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                                           September 30, 1998
                                                    ----------------------------------------------------------------

                                                          Food                  Forestry                 Total
                                                    ------------------      ------------------       ---------------
Net Sales:
Sales to unaffiliated customers                          $93,348,856             $48,049,483         $  141,398,339
                                                    ==================      ==================       ==============

Operating income                                        $  4,976,930            $  4,076,683         $    9,053,613
                                                    ==================      ==================

General corporate expenses                                                                               (1,420,191)
Gain on sale of assets                                                                                      987,857
Interest expense                                                                                         (8,830,391)
Interest income and other                                                                                   543,080
                                                                                                     --------------
Income (loss) before income taxes, warrant accretion,
discontinued operations and extraordinary item                                                       $      333,968
                                                                                                     ==============

Identifiable assets:
Segment assets                                           $45,221,575             $50,082,526         $   95,304,101
                                                    ==================      ==================
Corporate assets                                                                                         25,376,181
Eliminations                                                                                            (39,837,746)
                                                                                                     --------------

    Total assets                                                                                     $   80,842,536
                                                                                                     ==============

Capital expenditures, net:
Segment                                                $     604,853            $    680,299         $    1,285,152
                                                    ==================      ==================
Corporate                                                                                                    30,251
                                                                                                     --------------
    Total capital expenditures, net                                                                  $    1,315,403
                                                                                                     ==============

Depreciation and amortization:
Segment                                                 $  3,041,237            $    749,991         $    3,791,228
                                                    ==================      ==================
Corporate                                                                                                   401,043
                                                                                                     --------------
    Total depreciation and amortization                                                              $    4,192,271
                                                                                                     ==============

The Company's Food segment had sales to Jenny Craig in fiscal 1998 which comprised approximately 22% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1998.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                                           September 30, 1997
                                                         ----------------------------------------------------------

                                                            Food                   Forestry               Total
                                                         -----------             -----------           ------------
Net Sales:
Sales to unaffiliated customers                          $96,176,505             $52,201,622           $148,378,127
                                                         ===========             ===========           ============

Operating income                                         $ 4,953,194             $ 4,496,570           $  9,449,764
                                                         ===========             ===========

General corporate expenses                                                                               (2,799,016)
Non-recurring charged related to loss on related
party receivable                                                                                        (14,838,456)
Interest expense                                                                                         (7,129,406)
Interest income and other                                                                                   738,943
Loss on investment in computer operations                                                                (3,613,815)
                                                                                                       ------------
Income (loss) before income taxes, warrant accretion,
discontinued operations and extraordinary item                                                         $(18,191,986)
                                                                                                       ============


Identifiable assets:
Segment assets                                           $35,565,596             $42,442,019           $ 78,007,615
                                                         ===========             ===========
Corporate assets                                                                                         30,814,790
Eliminations                                                                                            (37,500,695)
                                                                                                      =============
    Total assets                                                                                      $  71,321,710
                                                                                                      =============

Capital expenditures, net:
Segment                                                  $   507,825             $   222,562          $     730,387
                                                        ============             ===========
Corporate                                                                                                         -
                                                                                                      -------------
    Total capital expenditures, net                                                                   $     730,387
                                                                                                      =============

Depreciation and amortization:
Segment                                                 $  2,045,568             $   691,630          $   2,737,198
                                                        ============             ===========
Corporate                                                                                                 1,163,765
                                                                                                   -------------------
    Total depreciation and amortization                                                               $   3,900,963
                                                                                                   ===================

The Company's Food segment had sales to Jenny Craig in fiscal 1997 which comprised approximately 20% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1997.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

18. QUARTERLY FINANCIAL DATA (Unaudited)

                                                     For the Year Ended September 30, 1999
                                   ------------------------------------------------------------------------------------
                                       December 31            March 31              June 30             September 30
                                   ------------------    ------------------    -----------------    -------------------
Net revenues                           $34,854,998        $39,695,102            $37,702,120           $46,055,890

Gross profit                             6,024,188          6,805,493              7,387,110             8,250,435

Operating income                         1,631,301          1,834,349              2,207,632             2,820,311

Discontinued Operations                      3,326              7,418                  3,819            (1,197,071)

Net income (loss)                      $  (340,385)       $  (193,559)           $   165,495           $(1,229,178)
                                   ==================    ==================    =================    ===================
Net income (loss) per
  common share                         $      (.02)       $      (.01)           $       .01           $      (.07)
                                   ==================    ==================    =================    ===================


                                                          For the Year Ended September 30, 1998
                                   ------------------------------------------------------------------------------------
                                      December 31            March 31               June 30            September 30
                                   ------------------    ------------------    ------------------   -------------------

Net revenues                           $36,482,246        $32,145,391            $36,165,064           $36,605,638

Gross profit                             6,841,897          6,364,733              6,341,798             5,773,563

Operating income                         2,364,392          1,887,372              1,664,874             1,716,784

Discontinued Operations                     (3,478)            13,400                 (3,938)                3,971

Extraordinary item                        (616,239)                 -                      -                     -

Net income (loss)                    $     881,571         $ (218,106)           $  (675,037)          $  (317,319)
                                   ==================    ==================    ==================   ===================
Net income (loss) per
  common share                       $         .06         $      (.02)          $      (.05)          $      (.02)
                                   ==================    ==================    ==================   ===================

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Summary Balance Sheets

                                                              September 30,
                                                    ---------------------------------
                                                         1999               1998
                                                    --------------     --------------
Cash                                                $       51,471     $        5,874
Receivable from sale of subsidiary                         780,000                  -
Prepaid expenses and other                                   9,000             20,000
                                                    --------------     --------------
  Total current assets                                     840,471             25,874

Property and equipment                                      50,191             48,902
  Less-Accumulated depreciation                            (44,981)           (36,981)
                                                    --------------     --------------
                                                             5,210             11,921
Non current receivables:
Related parties, net of allowance for
  doubtful accounts of $164,563 and $164,563                     -              9,000
Deferred federal income taxes                              572,280            767,789
Income tax receivable                                    5,959,121          5,202,507
Investment in discontinued operations                            -          2,962,508
Other assets (primarily investments
  in subsidiaries)                                      17,474,634         16,396,582
                                                    --------------     --------------
Total assets                                        $   24,851,716     $   25,376,181
                                                    ==============     ==============

Accounts payable                                    $      140,359     $      139,948
Accrued expenses                                           981,840            793,013
Deferred income taxes                                      364,669            335,117
Current maturities of long-term debt                             -          1,200,000
                                                    --------------     --------------
  Total current liabilities                              1,486,868          2,468,078

Note payable and accrued interest,
  related party                                         17,914,842         16,307,405
                                                    --------------     --------------
Total liabilities                                       19,401,710         18,775,483
                                                    --------------     --------------

Stockholders' equity:
  Preferred stock                                              564              1,150
  Common stock                                             178,125            150,800
  Additional paid in capital                            28,159,887         28,623,811
  Accumulated deficit                                  (22,888,570)       (21,199,744)
  Note receivable                                                -           (975,319)
                                                    --------------     --------------
   Total stockholders' equity                            5,450,006          6,600,698
                                                    --------------     --------------
                                                    $   24,851,716     $   25,376,181
                                                    ==============     ==============

          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Summary Statements of Cash Flows

                                                                                       For the Years Ended
                                                                                          September 30,
                                                                           ------------------------------------------
                                                                                   1999                    1998
                                                                           -----------------        ----------------
Cash flow provided by (used in) operating activities:
Net loss                                                                     $    (1,597,627)        $      (328,891)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                                  1,009,919                 370,896
    Equity in income of subsidiaries                                              (1,144,797)             (1,945,745)
    Provision for doubtful accounts                                                        -                 164,563
    Gain on sale of assets                                                                 -                (987,857)
    Deferred income tax                                                              225,061                   2,707
    Recoveries on related party receivable                                          (656,250)                      -
    Loss (income) from discontinued operations                                     1,182,508                  (9,955)
Increase (decrease) in, net of effects of acquisitions:
    Receivables from sale of subsidiary                                             (780,000)                      -
    Prepaid expenses and other                                                      (735,813)                352,106
    Accounts payable and other                                                           411                (355,032)
    Accrued expenses and other                                                       456,974                (243,404)
                                                                            ----------------        ----------------
     Net cash used in operating activities                                        (2,039,614)             (2,980,612)
                                                                            ----------------        ----------------

Cash flows provided by (used in) investing activities:
    Notes receivable from related parties                                              9,000                   8,963
    Proceeds from sale of subsidiary                                               1,780,000                       -
    Capital expenditures                                                              (1,289)                 (5,870)
                                                                            ----------------        ----------------
     Net cash provided by investing activities                                     1,787,711                   3,093
                                                                            ----------------        ----------------

Cash flows provided by (used in) financing activities:
    Net borrowings on notes payables                                               1,607,437               2,308,489
    Advances from (payments to) subsidiary                                           (47,174)              5,300,000
    Payments on long term borrowings                                              (1,200,000)             (4,300,000)
    Payment of deferred financing costs                                                    -                (163,787)
    Exercise of common stock options and warrants                                     28,436                   2,100
    Dividends on preferred stock                                                     (91,199)               (154,250)
    Common stock issuance costs                                                            -                 (17,500)
                                                                            ----------------        ----------------
     Net cash provided by financing activities                               $       297,500         $     2,975,052
                                                                            ----------------        ----------------

          See notes to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Summary Statements of Cash Flows

                                                                 For the Years Ended
                                                                     September 30,
                                                             ------------------------------
                                                                 1999              1998
                                                             ------------      ------------
Cash flow provided by (used in) operating activities:
Net loss                                                     $ (1,597,627)     $   (328,891)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                               1,009,919           370,896
    Equity in income of subsidiaries                           (1,144,797)       (1,945,745)
    Provision for doubtful accounts                                     -           164,563
    Gain on sale of assets                                              -          (987,857)
    Deferred income tax                                           225,061             2,707
    Recoveries on related party receivable                       (656,250)                -
    Loss (income) from discontinued operations                  1,182,508            (9,955)
Increase (decrease) in, net of effects of acquisitions:
    Receivables from sale of subsidiary                          (780,000)                -
    Prepaid expenses and other                                   (735,813)          352,106
    Accounts payable and other                                        411          (355,032)
    Accrued expenses and other                                    456,974          (243,404)
                                                             ------------      ------------
        Net cash used in operating activities                  (2,039,614)       (2,980,612)
                                                             ============      ============

Cash flows provided by (used in) investing activities:
    Notes receivable from related parties                           9,000             8,963
    Proceeds from sale of subsidiary                            1,780,000                 -
    Capital expenditures                                           (1,289)           (5,870)
                                                             ------------      ------------
        Net cash provided by investing activities               1,787,711             3,093
                                                             ------------      ------------

Cash flows provided by (used in) financing activities:
    Net borrowings on notes payables                            1,607,437         2,308,489
    Advances from (payments to) subsidiary                        (47,174)        5,300,000
    Payments on long term borrowings                           (1,200,000)       (4,300,000)
    Payment of deferred financing costs                                 -          (163,787)
    Exercise of common stock options and warrants                  28,436             2,100
    Dividends on preferred stock                                  (91,199)         (154,250)
    Common stock issuance costs                                         -           (17,500)
                                                             ------------      ------------
        Net cash provided by financing activities            $    297,500      $  2,975,052
                                                             ============      ============

          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Summary Statements of Cash Flows

Net increase (decrease) in cash                              $     45,597      $     (2,467)
Cash - beginning of year                                            5,874             8,341
                                                             ============      ============

Cash - end of year                                           $     51,471      $      5,874
                                                             ============      ============

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

          See note to condensed financial information of registrant.