Form 10-Q
period 1999-12-31
POLYPHASE CORP
filed 2000-02-14
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________to___________

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
Yes       X        No
    -------------     -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            17,812,464
                                             --------------------------------
                                             Outstanding at February 10, 2000

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1999

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                    Page No.
-----------------------------                                    --------
Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   December 31, 1999 and September 30, 1999                            2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  December 31, 1999 and 1998                                           4

Consolidated Condensed Statements of
  Cash Flows for the Three Months Ended
  December 31, 1999 and 1998                                           5

Notes to Consolidated Condensed Financial Statements                   7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       12

Item 3. Quantitative and Qualitative Disclosures about Market Risk    14

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            15

Item 6.  Exhibits and Reports on Form 8-K                             15

Signature Page                                                        17

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                     Assets

                                                               December 31,    September 30,
                                                               ------------    -------------
                                                                  1999             1999
                                                               ------------    -------------
                                                               (Unaudited)
Current assets:
 Cash                                                           $ 1,367,619     $   375,408
 Receivables, net of allowance for doubtful accounts
  of $406,942 and $502,667
   Trade accounts                                                19,353,359      17,373,364
   Current portion of sales contracts                             4,539,604       4,765,072
   Notes receivable                                               3,009,280       3,359,777
 Inventories                                                     36,277,864      30,924,744
 Prepaid expenses and other                                       1,987,026       1,663,269
                                                                -----------     -----------
    Total current assets                                         66,534,752      58,461,634
                                                                -----------     -----------

Property and equipment:
 Land                                                               432,000         432,000
 Buildings and improvements                                       3,548,302       3,481,009
 Machinery, equipment and other                                   9,085,870       8,929,988
                                                                -----------     -----------
                                                                 13,066,172      12,842,997
 Less-Accumulated depreciation                                   (7,526,970)     (7,114,989)
                                                                -----------     -----------
                                                                  5,539,202       5,728,008
                                                                -----------     -----------

Other assets:
 Noncurrent receivables, net of allowance for
   doubtful accounts of $1,100,000 and
   $1,305,220
    Sales contracts                                               1,904,322       2,114,591
    Notes receivable                                                  -               -
    Related parties                                               1,496,054       1,523,096
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $3,966,003
   and $3,754,614                                                14,241,442      12,178,209
 Other intangible assets                                          2,023,065       1,216,393
 Restricted cash                                                    592,381         625,623
 Other                                                            1,585,850       1,674,388
                                                                -----------     -----------
                                                                 21,843,114      19,332,300
                                                                -----------     -----------
                                                                $93,917,068     $83,521,942
                                                                ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                      Liabilities and Stockholders' Equity


                                                      December 31,    September 30,
                                                      ------------    -------------
                                                         1999             1999
                                                      ------------    -------------
                                                      (Unaudited)
Current liabilities:
 Notes payable                                        $  4,595,059    $  4,403,264
 Accounts payable                                       16,348,021       9,937,347
 Accrued expenses and other                              3,442,055       3,374,493
 Current maturities of long-term debt                    6,600,118       6,798,467
                                                      ------------    ------------
    Total current liabilities                           30,985,253      24,513,571

Long term debt, less current maturities                 36,457,787      33,592,522
Note payable and accrued interest to related party      18,285,677      17,914,842
Reserve for credit guarantees                              592,381         625,623
                                                      ------------    ------------
    Total liabilities                                   86,321,098      76,646,558
                                                      ------------    ------------

Warrants to purchase common stock
 in subsidiary                                           2,370,000       1,425,378

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
   50,000,000 shares, issued and outstanding
   none and 56,440 shares, respectively                       -                564
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   17,812,464 shares                                       178,125         178,125
 Paid-in capital                                        27,596,046      28,159,887
 Accumulated deficit                                   (22,548,201)    (22,888,570)
                                                      ------------    ------------
   Total stockholders' equity                            5,225,970       5,450,006
                                                      ------------    ------------

                                                       $93,917,068     $83,521,942
                                                      ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                               For the Three Months Ended
                                                                       December 31,
                                                               --------------------------
                                                                  1999            1998
                                                               -----------    -----------
Net revenues                                                   $44,442,950    $34,854,998

Cost of sales                                                   35,000,258     28,830,810
                                                               -----------    -----------

Gross profit                                                     9,442,692      6,024,188

Selling, general and administrative expenses                     6,316,610      4,392,887
                                                               -----------    -----------

Operating income                                                 3,126,082      1,631,301
                                                               -----------    -----------

Other income (expenses):
 Interest expense                                               (1,992,724)    (2,157,675)
 Interest income and other                                         164,726        182,663
                                                               -----------    -----------

  Total other income (expenses)                                 (1,827,998)    (1,975,012)
                                                               -----------    -----------

Income (loss) before income taxes, discontinued
 operations and extraordinary item                               1,298,084       (343,711)

Income taxes                                                        18,741              -
                                                               -----------    -----------

Income (loss) before discontinued operations
 and extraordinary item                                          1,279,343       (343,711)

Discontinued operations                                                  -          3,326

Extraordinary item--early extinguishment of debt                (1,290,431)             -
                                                               -----------    -----------

Net loss                                                           (11,088)      (340,385)

Gain (dividends) on reacquired preferred stock                     351,457        (33,098)
                                                               -----------    -----------

Net income (loss) attributable to common stockholders          $   340,369    $  (373,483)
                                                               ===========    ===========

Net income (loss) per share - basic and diluted:
   Before discontinued operations and extraordinary item       $       .09    $      (.02)
   Discontinued operations                                               -              -
   Extraordinary item                                                 (.07)             -
                                                               ===========    ===========

   Net income (loss) per share                                 $       .02    $      (.02)
                                                               ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  For the Three Months Ended
                                                                           December 31,
                                                                  --------------------------
                                                                      1999           1998
                                                                  -----------    -----------
Cash flow provided by (used in) operating activities:
Net loss                                                          $   (11,088)   $  (340,385)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                       855,192        982,132
  Extraordinary item                                                1,290,431              -
  Discontinued operations                                                   -         (3,326)
Changes in:
  Accounts and sales contracts receivable                          (1,544,258)     1,294,612
  Inventories                                                      (5,353,120)    (2,102,553)
  Prepaid expenses and other                                         (235,219)      (259,600)
  Accounts payable                                                  6,410,674      1,477,645
  Accrued expenses and other                                           95,457        148,985
                                                                  -----------    -----------
      Net cash provided by
       operating activities                                         1,508,069      1,197,510
                                                                  -----------    -----------

Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                                         350,497        (26,614)
  Receivables from related parties                                     27,042       (160,328)
  Capital expenditures, net                                          (223,175)      (466,338)
                                                                  -----------    -----------

      Net cash provided by (used in)
       investing activities                                       $   154,364    $  (653,280)
                                                                  -----------    -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                              For the Three Months Ended
                                                                      December 31,
                                                              --------------------------
                                                                  1999           1998
                                                              ------------   -----------
Cash flows provided by (used in) financing activities:
  Refinancing of Overhill indebtedness:
   Borrowings                                                 $ 38,502,176   $         -
   Repayments                                                  (32,322,005)            -
   Redemption of warrants                                       (3,700,000)            -
   Deferred financing costs                                     (1,832,907)            -
  Borrowings (principal payments) on other
   notes payable and long term debt, net                          (867,486)     (120,850)
  Repurchase of preferred stock                                   (450,000)            -
                                                              ------------   -----------

      Net cash used in
       financing activities                                       (670,222)     (120,850)
                                                              ------------   -----------

Net increase in cash                                               992,211       423,380
Cash - beginning of period                                         375,408       401,393
                                                              ------------   -----------

Cash - end of period                                          $  1,367,619   $   824,773
                                                              ============   ===========

Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest                                                    $  1,667,989   $ 1,948,674
  Income taxes                                                $      5,000   $         -


Supplemental schedule of noncash investing and financing activities:

In November 1999, in connection with the Overhill Farms refinancing, warrants were issued having an estimated fair market value of $2,370,000.

In December 1998, the Company made partial payments on a lawsuit obligation, together with certain associated expenses, by issuing 150,000 shares of common stock.

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                               December 31, 1999



1.  NATURE OF BUSINESS

    Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, operates in two industry segments: the food segment and the forestry segment. The food segment (the "Food Group"), which consists of the Company's wholly-owned subsidiary, Overhill Farms, Inc. ("Overhill"), produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialities. The Company's 100% ownership of Overhill is subject to warrants outstanding to purchase a minority position in Overhill. The forestry segment (the "Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and its majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and sawmill operations. The Company's transformer segment, which manufactures and markets electronic transformers, inductors and filters (the "Transformer Group"), was discontinued in fiscal 1999, as a result of the sale of the Company's wholly-owned subsidiary, Polyphase Instrument Co. ("PIC").


2.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

    The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company's latest financial statements filed as part of Form 10-K for the year ended September 30, 1999.

3.  INVENTORIES

    Inventories are summarized as follows:                    December 31,   September 30,
                                                                 1999            1999
                                                              -----------    ------------
       Finished goods                                         $26,623,401     $22,409,448
       Raw materials                                            9,704,463       8,565,296
       Inventory reserve                                          (50,000)        (50,000)
                                                              -----------     -----------
           Total                                              $36,277,864     $30,924,744
                                                              ===========     ===========

    As of December 31, 1999 and September 30, 1999, finished goods inventories consisted of approximately $9,860,000 and $7,804,000 in inventories at the Food Group, $15,891,000 and $13,603,000 in timber and logging related equipment, and $872,000 and $1,003,000 in finished wood products, respectively. As of December 31, 1999 and September 30, 1999, raw materials inventories consisted of approximately $7,173,000 and $5,872,000 in inventories at the Food Group and $2,531,000 and $2,693,000 in harvested but unprocessed timber, respectively.


4.  TAXES

    For the quarter ended December 31, 1999, the actual federal income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company's subsidiaries recorded a provision for federal income taxes of approximately $145,000 using the statutory rate of 34% and the Company then applied a like amount of its existing valuation allowance as a reduction of this amount, resulting in a net federal provision for the quarter of zero. The provision for the quarter represents state income taxes only.


5.  LONG-TERM DEBT

    In November 1999, Overhill refinanced substantially all its existing debt. The new facility amounted to $44 million, consisting of a $16 million line of credit provided by Union Bank of California, N.A. ("Union Bank"), together with $28 million in the form of a five-year term loan provided by Levine Leichtman Capital Partners II, L.P. ("LLCP").

    The line of credit with Union Bank expires in November 2002 and provides for borrowings limited to the lesser of $16 million or an amount determined by a defined borrowing base consisting of eligible receivables and inventories. Borrowings under the line bear interest at a rate, as selected by Overhill at the time of borrowing, of prime plus .25% or LIBOR plus 2.75%. The agreement contains various covenants including restrictions on capital expenditures, requirements to maintain specified net worth levels and debt service ratios, and generally prohibits loans, advances or dividends from Overhill to the Company and limits payments of taxes and other expenses to Polyphase to specified levels. The line of credit is guaranteed by the Company and collateralized by certain assets of Overhill and the Overhill common stock owned by Polyphase.

    The term loan with LLCP is a secured senior subordinated note bearing interest at 12% per annum, with interest payable monthly until maturity in October 2004. Principal payments in an amount equal to 50% of the excess cash flow, as defined, for Overhill's previous fiscal year are also payable annually commencing in January 2001. Voluntary principal payments are permitted after October 31, 2001, subject to certain prepayment penalties. The agreement contains various covenants including restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the agreement restrict changes in control, generally prohibit loans, dividends or advances by Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels. The term loan with LLCP is guaranteed by the Company and collateralized by certain assets of Overhill. The agreement also requires Overhill to pay to LLCP, during each January, annual consulting fees of $180,000.

    In connection with the agreement, LLCP was issued warrants to purchase 17.5% of the common stock of Overhill, exercisable immediately at a nominal exercise price. During the first two years following the date of the agreement, Overhill has the right to repurchase 5% of Overhill's shares from LLCP for $3 million and/or to repurchase all 17.5% of the Overhill shares subject to the LLCP warrant within five days of the term loan being repaid at their then determined fair market value. If such shares are not purchased, LLCP will be entitled under the agreement to receive a cash payment of $500,000 from Overhill. At the date of issuance, the warrants granted to LLCP were estimated to have a fair value of $2.37 million.

    As a result of the transactions, Overhill repaid in full the $22.7 million senior subordinated notes and the $9.7 million balance of its revolving line of credit with previous lenders. Additionally, Overhill repurchased, for $3.7 million, the warrants held by a previous lender to purchase 30% of Overhill's common stock; the excess of such repurchase amount over the carrying value of the warrant amounted to approximately $2.3 million and was recorded as goodwill. In connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to Polyphase for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which has been, or will be, paid to the lenders. The early extinguishment of the previous indebtedness resulted in an extraordinary loss of approximately $1.3 million (net of a $500,000 refund for early payment of the senior subordinated notes) during the quarter ended December 31, 1999.

6.  EARNINGS PER SHARE

    The following table sets forth the computations of basic and diluted earnings per share:

                                                                 For the Three Months Ended
                                                                          December 31,
                                                                -------------------------------
                                                                    1999                1998
                                                                -----------          ----------
    Numerator:
      Income (loss) before discontinued operations
        and extraordinary item                                    $ 1,279,343      $   (343,711)
      Gain (dividends) on reacquired preferred stock                  351,457           (33,098)
                                                                -------------      ------------
                                                                    1,630,800          (376,809)

      Discontinued operations                                               -             3,326

      Extraordinary item                                           (1,290,431)                -
                                                                -------------      ------------

      Net income (loss) attributable to common stockholders       $   340,369      $   (373,483)
                                                                =============      ============

     Denominator:
     Denominator for basic earnings
        per share - weighted average shares                        17,812,464        15,396,070
                                                                -------------      ------------
     Effect of dilutive securities (a):
       Convertible preferred stock                                  1,075,853                 -
       Stock options                                                        -                 -
       Warrants                                                             -                 -
                                                                -------------      ------------
       Dilutive potential common shares (a)                         1,075,853                 -
                                                                -------------      ------------
       Denominator for diluted earnings per share                  18,888,317        15,396,070
                                                                =============      ============

     Net income (loss) per share - basic and diluted:

       Before discontinued operations and extraordinary item      $       .09      $       (.02)

       Discontinued operations                                              -                 -

       Extraordinary item                                                (.07)                -
                                                                -------------      ------------

       Net income (loss) per share                                $       .02             $(.02)
                                                                =============      ============

(a) Dilutive potential common shares were excluded from the computation in 1998 since their effect would have been antidilutive.

7.  STOCKHOLDERS' EQUITY

    During November 1999, the Company and Infinity Investors Limited, the holder of the Company's Series A-3 preferred stock, entered into a settlement agreement whereby, among other things, the Company agreed to repurchase all Series A-3 preferred stock owned by Infinity, including all accrued but unpaid dividends, for $450,000 cash, and Infinity agreed to the dismissal of all litigation against the Company with respect to various matters related to its ownership of the preferred stock. As a result of the settlement, the Company recorded a gain of approximately $351,000, related to the difference in the carrying value of the preferred stock plus the accrued dividends and the settlement amount. Such amount was accounted for by recording a reduction of the Company's accumulated deficit during the quarter ended December 31, 1999.

    The Company, during November 1998, entered into an agreement, whereby it agreed to pay a $500,000 judgment relating to certain litigation in fiscal 1998, in monthly payments of $8,000 (including interest at 10% per annum) over an eighteen month period, with a balloon payment due at the end of that period. In connection therewith, the Company, during the year ended September 30, 1999, issued a total of 300,000 shares of its common stock valued at $85,000, as partial payment against the judgment, together with certain costs associated therewith. Of such shares, 150,000 were issued during the quarter ended December 31, 1998.

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

Results of Operations

Revenues for the three months ended December 31, 1999 increased $9,588,000 (27.5%) to $44,443,000 from $34,855,000 during the three months ended December 31, 1998. The increase in revenues is primarily attributable to sales gains by Overhill. Gross profits increased $3,419,000 to $9,443,000 in the current year from $6,024,000 in the prior year, as a result of both the volume increase, as well as an increase in gross margins rates to 21.2% in the current quarter as compared to 17.3% in the first quarter of fiscal 1999. During the period, operating income increased 91.7% to $3,126,000 in fiscal 2000 from $1,631,000 in fiscal 1999.

Consolidated net income before discontinued operations and extraordinary item for the three months ended December 31, 1999 increased $1,623,000 to $1,279,000 from a net loss of $344,000 during the three months ended December 31, 1998. After the effect of an extraordinary expense of $1,290,000 related to the early extinguishment of debt in connection with major refinancing by Overhill and a gain of $351,000 on the reacquisition of preferred stock, net income attributable to common stockholders amounted to $340,000 ($.02 per share).

The Food Group's revenues increased $10,103,000 (42%) to $34,162,000 for the three months ended December 31, 1999, as compared to $24,059,000 for the three months ended December 31, 1998. Gross profits increased $3,128,000 (79.4%) to $7,067,000, compared to $3,939,000 in the prior year, primarily due to continued volume increases from both new and existing national accounts, together with the effect of improved purchasing practices, including the outsourcing of certain production. Operating income increased $1,435,000 to $2,837,000 in the current period, compared to $1,402,000 in the same period in fiscal 1999.

Revenues for the Forestry Group for the three months ended December 31, 1999 decreased $515,000 (4.8%) to $10,281,000 from $10,796,000 for the three months ended December 31, 1998. Operating income for the same period increased $148,000 to $338,000 for the three months ended December 31, 1999 from $190,000 for the three months ended December 31, 1998. This increase is due to improved results from increased sales and margins on timber products operations, and, while sales of logging equipment decreased slightly, gross margins improved somewhat from the comparable period in fiscal 1999.

Liquidity and Capital Resources

During the three months ended December 31, 1999, the Company's operating activities resulted in cash provided of approximately $1,508,000, compared to cash provided of $1,198,000 during the comparable period in the previous year. The cash provided during the current year is generally due to improved operating results and increases in accounts payable, reduced by increases in receivables and inventories, all resulting primarily from volume increases by Overhill.

During the three months ended December 31, 1999, the Company's investing activities resulted in cash provided of approximately $154,000, compared to a use of cash of $653,000 during the comparable period in the previous year. The Company's cash provided resulted primarily from collections on notes and other receivables.

During the three months ended December 31, 1999, the Company's financing activities resulted in a use of cash of approximately $670,000 as compared to a use of cash of $121,000 in the comparable period in the previous year. The cash provided from the refinancing of substantially all indebtedness of Overhill was offset by principal reductions on Timberjack loans and by the repurchase of the Company's Series A-3 preferred stock.

The Company believes that funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months.


Year 2000

The Company initiated a Year 2000 program to identify and address issues associated with the ability of its business systems and equipment to properly recognize the Year 2000. The purpose of this effort was to avoid interruption of the operations of the Company as a result of the century change that occurred on January 1, 2000. The Company's program included a review of its software systems, a review of its operating systems, upgrading or retirement of non-compliant hardware and contacting key suppliers to assess their Year 2000 readiness.

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

The Company began the second phase of its Year 2000 compliance project in late January 1999. The Company's subsidiaries contacted key vendors to assess their Year 2000 readiness and evaluate the effect of non-compliance on the Company's future business.

Subsequent to December 31, 1999, the Company has not experienced any disruptions or additional costs as a result of the century change. However, because all Year 2000 issues may not reveal themselves until later in 2000, no assurances can be given that the Company will not experience any interruptions due to Year 2000 issues. The Company will continue to monitor these matters throughout the year.

To date, the Company has had no material expenditures for direct Year 2000 compliance procedures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is affected by changes in prime and LIBOR rates as a result of its various line of credit arrangements. If these market rates increase by an average of 1% in fiscal 2000, the Company's interest expense would increase by approximately $200,000 based on the outstanding line of credit balances at December 31, 1999.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         10.1 Loan and Security Agreement, dated November 24, 1999, between Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N.A.

         10.2 Revolving Note, dated November 24, 1999, in the principal amount of $16,000,000, payable to the order of Union Bank of California, N.A., as payee, by Overhill Farms, Inc. as borrower.

         10.3 Continuing Guaranty, dated November 24, 1999, by Overhill L.C. Ventures, Inc. and Polyphase Corporation in favor of Union Bank of California, N.A.

         10.4 Pledge Agreement, dated November 24, 1999, by Overhill Farms, Inc., Polyphase Corporation and Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A.

         10.5 Intercreditor and Subordination Agreement, entered into as of November 24, 1999, by and between Levine Leichtman Capital Partners II, L.P., as subordinated lender, and Union Bank of California, N. A., as senior lender.

         10.6 Securities Purchase Agreement, dated as of November 24, 1999, by and among Overhill Farms, Inc., as issuer, Polyphase Corporation and Overhill L.C. Ventures, Inc., as guarantors, and Levine Leichtman Capital Partners II, L.P., as purchaser.

         10.7 Secured Senior Subordinated Note, dated November 24, 1999, in the principal amount of $28,000,000, payable to the order of Levine Leichtman Capital Partners, II, L.P., as holder, by Overhill Farms, Inc., as borrower.

         10.8 Warrant to Purchase 166.04 Shares of Common Stock of Overhill Farms, Inc., dated November 24, 1999, by Levine Leichtman Capital Partners II, L.P.

         10.9 Investor Rights Agreement, entered into as of November 24, 1999, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L.P.

         27.1    Financial Data Schedule


     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 POLYPHASE CORPORATION
                                                 (Registrant)


Date: February 10, 2000                          By: /s/ James Rudis
                                                    -------------------------
                                                      James Rudis
                                                      Chairman, President and
                                                      Chief Executive Officer



Date: February 10, 2000                          By: /s/ William E. Shatley
                                                    ------------------------
                                                      William E. Shatley
                                                      Senior Vice President and
                                                      Chief Financial Officer