Form 10-Q
period 2000-03-31
POLYPHASE CORP
filed 2000-05-10
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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
Yes   X        No
    -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                          17,812,464
                                              --------------------------
                                              Outstanding at May 3, 2000

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                     Page No.
-----------------------------                                     --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   March 31, 2000 and September 30, 1999                               2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  March 31, 2000 and 1999                                              4

Consolidated Condensed Statements of
  Operations for the Six Months Ended
  March 31, 2000 and 1999                                              5

Consolidated Condensed Statements of
  Cash Flows for the Six Months Ended
  March 31, 2000 and 1999                                              7

Notes to Consolidated Condensed Financial Statements                   9

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       15

Item 3. Quantitative and Qualitative Disclosures about Market Risk    17

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                             18

Item 6. Exhibits and Reports on Form 8-K                              18

Signature Page                                                        19

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    Assets

                                                                March 31,    September 30,
                                                               -----------   -------------
                                                                  2000           1999
                                                               -----------   -------------
                                                               (Unaudited)
Current assets:
 Cash                                                          $ 1,679,962     $   375,408
 Receivables, net of allowance for doubtful accounts
  of $530,268 and $502,667
   Trade accounts                                               17,617,493      17,373,364
   Current portion of sales contracts                            4,197,018       4,765,072
   Notes receivable                                              3,445,539       3,359,777
 Inventories                                                    33,066,624      30,924,744
 Prepaid expenses and other                                      2,684,402       1,663,269
                                                               -----------     -----------
    Total current assets                                        62,691,038      58,461,634
                                                               -----------     -----------

Property and equipment:
 Land                                                              432,000         432,000
 Buildings and improvements                                      3,755,213       3,481,009
 Machinery, equipment and other                                  9,115,549       8,929,988
                                                               -----------     -----------
                                                                13,302,762      12,842,997
 Less-Accumulated depreciation                                  (7,864,683)     (7,114,989)
                                                               -----------     -----------
                                                                 5,438,079       5,728,008
                                                               -----------     -----------

Other assets:
 Noncurrent receivables, net of allowance for
   doubtful accounts of $1,264,563 and $1,305,220
    Sales contracts                                              1,795,090       2,114,591
    Notes receivable                                                  -               -
    Related parties                                              1,230,034       1,523,096
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $4,201,851
   and $3,754,614                                               14,005,594      12,178,209
 Other intangible assets                                         1,904,250       1,216,393
 Restricted cash                                                   748,632         625,623
 Other                                                           1,564,177       1,674,388
                                                               -----------     -----------
                                                                21,247,777      19,332,300
                                                               -----------     -----------

                                                               $89,376,894     $83,521,942
                                                               ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                     Liabilities and Stockholders' Equity

                                                        March 31,    September 30,
                                                      -----------    -------------
                                                          2000           1999
                                                      -----------    -------------
                                                      (Unaudited)
Current liabilities:
 Notes payable                                        $  7,205,669    $  4,403,264
 Accounts payable                                        8,321,969       9,937,347
 Accrued expenses and other                              3,041,593       3,374,493
 Current maturities of long-term debt                    6,050,118       6,798,467
                                                      ------------    ------------
    Total current liabilities                           24,619,349      24,513,571

Long term debt, less current maturities                 36,949,227      33,592,522
Note payable and accrued interest to related party      18,652,481      17,914,842
Reserve for credit guarantees                              748,632         625,623
                                                      ------------    ------------
    Total liabilities                                   80,969,689      76,646,558
                                                      ------------    ------------

Warrants to purchase common stock
 in subsidiary                                           2,370,000       1,425,378

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    none and 56,440 shares, respectively                      -                564
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   17,812,464 shares                                       178,125         178,125
 Paid-in capital                                        27,596,046      28,159,887
 Accumulated deficit                                   (21,736,966)    (22,888,570)
                                                      ------------    ------------
    Total stockholders' equity                           6,037,205       5,450,006
                                                      ------------    ------------

                                                      $ 89,376,894    $ 83,521,942
                                                      ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For the Three Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                               2000           1999
                                                           -----------     -----------
Net revenues                                               $43,487,234     $39,695,102

Cost of sales                                               34,691,213      32,889,609
                                                           -----------     -----------

Gross profit                                                 8,796,021       6,805,493

Selling, general and administrative expenses                 5,976,604       4,971,144
                                                           -----------     -----------

Operating income                                             2,819,417       1,834,349
                                                           -----------     -----------

Other income (expenses):
 Interest expense                                           (2,081,631)     (2,191,110)
 Interest income and other                                     167,150         155,784
                                                           -----------     -----------

  Total other income (expenses)                             (1,914,481)     (2,035,326)
                                                           -----------     -----------

Income (loss) before income taxes and
 discontinued operations                                       904,936        (200,977)

Income taxes                                                    93,701            -
                                                           -----------     -----------

Income (loss) before discontinued operations                   811,235        (200,977)

Discontinued operations                                           -              7,418
                                                           -----------     -----------

Net income (loss)                                              811,235        (193,559)

Dividends on preferred stock                                      -            (24,236)
                                                           -----------     -----------

Net income (loss) attributable to common stockholders      $   811,235     $  (217,795)
                                                           ===========     ===========

Net income (loss) per share - basic and diluted:
   Before discontinued operations                          $       .05     $      (.01)
   Discontinued operations                                        -               -
                                                           -----------     -----------

   Net income (loss) per share                             $       .05     $      (.01)
                                                           ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)

                                                           For the Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2000          1999
                                                           -----------    -----------
Net revenues                                               $87,930,184    $74,550,100

Cost of sales                                               69,691,471     61,720,419
                                                           -----------    -----------

Gross profit                                                18,238,713     12,829,681

Selling, general and administrative expenses                12,293,214      9,364,031
                                                           -----------    -----------
Operating income                                             5,945,499      3,465,650
                                                           -----------    -----------

Other income (expenses):
 Interest expense                                           (4,074,355)    (4,348,785)
 Interest income and other                                     331,876        338,447
                                                           -----------    -----------

  Total other income (expenses)                             (3,742,479)    (4,010,338)
                                                           -----------    -----------

Income (loss) before income taxes, discontinued
 operations and extraordinary item                           2,203,020       (544,688)

Income taxes                                                   112,442           -
                                                           -----------    -----------

Income (loss) before discontinued operations
 and extraordinary item                                      2,090,578       (544,688)

Discontinued operations                                           -            10,744

Extraordinary item--early extinguishment of debt            (1,290,431)          -
                                                           -----------    -----------

Net income (loss)                                              800,147       (533,944)

Gain (dividends) on reacquired preferred stock                 351,457        (57,334)
                                                           -----------    -----------

Net income (loss) attributable to common stockholders      $ 1,151,604    $  (591,278)
                                                           ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)

                                                           For the Six Months Ended
                                                                   March 31,
                                                           ------------------------
                                                               2000        1999
                                                           -----------  -----------
Net income (loss) per share - basic and diluted:
   Before discontinued operations and
      extraordinary item                                   $       .13  $      (.04)
   Discontinued operations                                          -            -
   Extraordinary item                                             (.07)          -
                                                           -----------  -----------

   Net income (loss) per share:                            $       .06  $      (.04)
                                                           ===========  ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          For the Six Months Ended
                                                                                March 31,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        -----------      -----------
Cash flow provided by (used in) operating activities:
 Net income (loss)                                                      $   800,147      $  (533,944)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                                          1,691,068        1,976,686
   Provision for doubtful accounts                                           69,820           79,000
   Discontinued operations                                                     -             (10,744)
   Extraordinary item                                                     1,290,431             -
 Changes in:
   Accounts and sales contracts receivable                                  573,606       (4,611,381)
   Inventories                                                           (2,141,880)        (418,727)
   Prepaid expenses and other                                              (910,922)        (381,654)
   Accounts payable                                                      (1,615,378)       4,988,205
   Accrued expenses and other                                                61,799          306,386
                                                                        -----------      -----------
      Net cash provided by (used in)
       operating activities                                                (181,309)       1,393,827
                                                                        -----------      -----------

Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                                               (85,762)        (112,820)
  Receivables from related parties                                          293,062          (80,676)
  Capital expenditures, net                                                (459,765)        (669,261)
                                                                        -----------      -----------

     Net cash used in
      investing activities                                              $  (252,465)     $  (862,757)
                                                                        -----------      -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                            For the Six Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------   ------------
Cash flows provided by (used in) financing activities:
  Refinancing of Overhill indebtedness:
   Borrowings                                              $ 38,502,176   $       -
   Repayments                                               (32,322,005)          -
   Redemption of warrants                                    (3,700,000)          -
   Deferred financing costs                                  (1,832,907)          -
  Borrowings (principal payments) on other
   notes payable and long term debt, net                      1,541,064        981,165
  Exercise of common stock options                                 -             1,300
  Repurchase of preferred stock                                (450,000)          -
                                                           ------------   ------------
   Net cash provided by
     financing activities                                     1,738,328        982,465
                                                           ------------   ------------

Net increase (decrease) in cash                               1,304,554      1,513,535
Cash - beginning of period                                      375,408        401,393
                                                           ------------   ------------

Cash - end of period                                       $  1,679,962   $  1,914,928
                                                           ============   ============


Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                                 $  3,169,457   $  2,934,213
  Income taxes                                             $      5,000   $       -


Supplemental schedule of noncash investing and financing activities:

In November 1999, in connection with the Overhill Farms refinancing, warrants were issued having an estimated fair market value of $2,370,000.

During the six months ended March 31, 1999, the Company made partial payments on a lawsuit obligation, together with certain associated expenses, by issuing 300,000 shares of common stock valued at $85,000.

During the six months ended March 31, 1999, the Company settled certain disputed obligations by granting an option on 130,000 shares of common stock, exercisable at $.01 per share. The options were assigned a value of $28,000.



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                March 31, 2000



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


2.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.   INVENTORIES

     Inventories are summarized as follows:      March 31,     September 30,
                                                   2000             1999
                                               -------------   -------------
          Finished goods                       $  24,450,177   $  22,409,448
          Raw materials                            8,676,953       8,565,296
          Inventory reserve                          (60,506)        (50,000)
                                               -------------   -------------
               Total                           $  33,066,624   $  30,924,744
                                               =============   =============


     As of March 31, 2000 and September 30, 1999, finished goods inventories consisted of approximately $8,309,000 and $7,804,000 in inventories at the Food Group, $15,494,000 and $13,603,000 in timber and logging related equipment, and $647,000 and $1,003,000 in finished wood products, respectively. As of March 31, 2000 and September 30, 1999, raw materials inventories consisted of approximately $6,392,000 and $5,872,000 in inventories at the Food Group and $2,285,000 and $2,693,000 in harvested but unprocessed timber, respectively.


4.   TAXES

     For the six months ended March 31, 2000, the actual federal income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company's subsidiaries recorded a provision for federal income taxes of approximately $597,000 using the statutory rate of 34% and the Company then applied a like amount of its existing valuation allowance as a reduction of this amount, resulting in a net federal provision for the period of zero. The provision for the period represents state income taxes only.


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

     As a result of the transactions, Overhill repaid in full the $22.7 million senior subordinated notes and the $9.7 million balance of its revolving line of credit with previous lenders. Additionally, Overhill repurchased, for $3.7 million, the warrants held by a previous lender to purchase 30% of Overhill's common stock; the excess of such repurchase amount over the carrying value of the warrant amounted to approximately $2.3 million and was recorded as goodwill. In connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to Polyphase for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which has been, or will be, paid to the lenders. The early extinguishment of the previous indebtedness resulted in an extraordinary loss of approximately $1.3 million (net of a $500,000 refund for early payment of the senior subordinated notes) during the six months ended March 31, 2000.

6.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:

                                                                     For the Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                         2000        1999
                                                                     -----------    -----------
Numerator:
     Income (loss) before discontinued operations                    $   811,235    $  (200,977)
     Dividends on preferred stock                                           -           (24,236)
                                                                     -----------    -----------
                                                                         811,235       (225,213)

     Discontinued operations                                                -             7,418
                                                                     -----------    -----------

     Net income (loss) attributable to common stockholders           $   811,235    $  (217,795)
                                                                     ===========    ===========

Denominator:
   Denominator for basic earnings per share-
     weighted average shares                                          17,812,464     16,104,381
                                                                     -----------    -----------

   Effect of dilutive securities (a):
     Convertible preferred stock                                            -              -
     Stock options                                                        32,273           -
     Warrants                                                               -              -
                                                                     -----------    -----------
        Dilutive potential common shares (a)                              32,273           -
                                                                     -----------    -----------

   Denominator for diluted earnings per share                         17,844,737     16,104,381
                                                                     ===========    ===========

Net income (loss) per share - basic and diluted:

   Before discontinued operations                                    $       .05    $      (.01)

   Discontinued operations                                                  -              -
                                                                     -----------    -----------

   Net income (loss) per share                                       $       .05    $      (.01)
                                                                     ===========    ===========

                                                                      For the Six Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                        2000           1999
                                                                     -----------   -----------
Numerator:
 Income (loss) before discontinued operations
  and extraordinary item                                             $ 2,090,578   $  (544,688)
 Gain (dividends) on reacquired preferred stock                          351,457       (57,334)
                                                                     -----------   -----------
                                                                       2,442,035      (602,022)

 Discontinued operations                                                    -           10,744

 Extraordinary item                                                   (1,290,431)         -
                                                                     -----------   -----------

   Net income (loss) attributable to common stockholders              $1,151,604   $  (591,278)
                                                                     ===========   ===========

Denominator:
 Denominator for basic earnings per share-
  weighted average shares                                             17,812,464    16,104,381
                                                                     -----------   -----------
 Effect of dilutive securities (a):
  Convertible preferred stock                                            537,926          -
  Stock options                                                            3,739          -
  Warrants                                                                  -             -
                                                                     -----------   -----------
  Dilutive potential common shares (a)                                   541,665          -
                                                                     -----------   -----------
 Denominator for diluted earnings per share                           18,354,129    16,104,381
                                                                     ===========   ===========

Net income (loss) per share - basic and diluted:

 Before discontinued operations and extraordinary item               $       .13   $      (.04)


 Discontinued operations                                                    -             -

 Extraordinary item                                                         (.07)         -
                                                                     -----------   -----------

  Net income (loss) per share                                         $      .06   $      (.04)
                                                                     ===========   ===========

  (a) Dilutive potential common shares were excluded from the computation in loss periods since their effect would have been antidilutive.

7.   STOCKHOLDERS' EQUITY

     During November 1999, the Company and Infinity Investors Limited ("Infinity"), the holder of the Company's Series A-3 preferred stock, entered into a settlement agreement whereby, among other things, the Company agreed to repurchase all Series A-3 preferred stock owned by Infinity, including all accrued but unpaid dividends, for $450,000 cash, and Infinity agreed to the dismissal of all litigation against the Company with respect to various matters related to its ownership of the preferred stock. As a result of the settlement, the Company recorded a gain of approximately $351,000, related to the difference in the carrying value of the preferred stock plus the accrued dividends and the settlement amount. Such amount was accounted for by recording a reduction of the Company's accumulated deficit during the six months ended March 31, 2000.

     The Company, during November 1998, entered into an agreement, whereby it agreed to pay a $500,000 judgment relating to certain litigation in fiscal 1998, in monthly payments of $8,000 (including interest at 10% per annum) over an eighteen month period, with a balloon payment due at the end of that period. In connection therewith, the Company, during the year ended September 30, 1999, issued a total of 300,000 shares of its common stock valued at $85,000, as partial payment against the judgment, together with certain costs associated therewith. The remaining balance related to the judgment obligation was repaid during the six months ended March 31, 2000.

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


Results of Operations

Revenues for the six months ended March 31, 2000 increased $13,380,000 (17.9%) to $87,930,000 from $74,550,000 during the six months ended March 31, 1999. The increase in revenues is primarily attributable to sales gains by Overhill.
Gross profits increased $5,409,000 to $18,239,000 in the current year from $12,830,000 in the comparable period in 1999, as a result of both the volume increase, as well as an increase in gross margin rates to 20.7% in the current year as compared to 17.2% in the comparable period in fiscal 1999. During the current six month period, operating income increased 71.5% to $5,945,000 from $3,466,000 for the comparable period in the prior year.

Consolidated income before discontinued operations and extraordinary item for the six months ended March 31, 2000 increased $2,636,000 to $2,091,000 from a loss of $545,000 during the six months ended March 31, 1999. After the effect of an extraordinary expense of $1,290,000 related to the early extinguishment of debt in connection with major refinancing by Overhill and a gain of $351,000 on the reacquisition of preferred stock, net income attributable to common stockholders amounted to $1,152,000 ($.06 per share) in the current year compared to a loss of $591,000 ($.04 per share) in fiscal 1999.

The Food Group's revenues increased $15,237,000 (29.6%) to $66,743,000 for the six months ended March 31, 1999 as compared to $51,506,000 for the six months ended March 31, 1999. Gross profits increased $4,875,000 to $13,308,000, compared to $8,433,000 in the prior year, primarily due to continued volume increases from both new and existing national accounts, together with the effect of improved purchasing practices, including the outsourcing of certain production. Operating income increased $2,278,000 to $5,286,000 in the current period, compared to $3,008,000 for the same period in fiscal 1999.

Revenues for the Forestry Group for the six months ended March 31, 2000 decreased $1,856,000 (8.0%) to $21,188,000 from $23,044,000 for the six months ended March 31, 1999. Operating income for the same period increased $256,000 to $804,000 for the six months ended March 31, 2000 from $548,000 for the six months ended March 31, 1999. This increase is due to improved results from increased sales and margins on timber product operations, and, while sales of logging equipment decreased due to a continued softness in the East Texas timber market, gross profits improved somewhat from the comparable period in the prior year.

Liquidity and Capital Resources

During the six months ended March 31, 2000, the Company's operating activities resulted in a use of cash of approximately $181,000, compared to cash provided of $1,394,000 during the comparable period in fiscal 1999. The use of cash in the current year is generally due to improved operating results which were offset by an increase in inventories by Overhill and reductions in trade accounts payable by both Timberjack and Overhill.

During the six months ended March 31, 2000, the Company's investing activities resulted in a use of cash of approximately $252,000, compared to a use of cash of $863,000 during the comparable period in fiscal 1999. The Company's use of cash in the current year consisted primarily of capital expenditures.

During the six months ended March 31, 2000, the Company's financing activities provided cash of approximately $1,738,000 as compared to cash provided of $982,000 during the comparable period in fiscal 1999. The cash provided in the current year resulted generally from the refinancing of substantially all indebtedness of Overhill which was offset somewhat by the repurchase of the Company's Series A-3 preferred stock.

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

The Food Group completed the installation of a new integrated accounting, inventory, sales and purchasing system to replace the existing manual and computer systems supporting operations. The system software and hardware has been certified by the vendor to be Year 2000 compliant and was implemented as a parallel system. The Forestry Group has reviewed its existing software and completed an upgrade modification. The Company's subsidiaries also contacted key vendors to assess their Year 2000 readiness and evaluate the effect of non-compliance on the Company's future business.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company's interest expense is affected by changes in prime and LIBOR rates as a result of its various line of credit arrangements. If these market rates increase by an average of 1% in fiscal 2000, the Company's interest expense would increase by approximately $200,000 based on the outstanding line of credit balances at March 31, 2000.

The Company does not own, nor does it have an interest in any other market risk sensitive instruments.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants named in those original complaints filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. In June 1998, the District Court ordered the plaintiffs to file an amended complaint which satisfied the Court's interpretation of the pleading standards set by the Private Securities Law Reform Act (the "PSLRA"). The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed that motion, and the Court subsequently denied the plaintiffs' motion for reconsideration. The plaintiffs then filed an amended complaint which named two additional companies as defendants. The original defendants moved to dismiss the amended complaint, among other things, on the grounds that it failed to state a claim for securities fraud under the PSLRA. The plaintiffs sought a stay of the Court's consideration of the original defendants' second motion to dismiss, asserting that there was uncertainty as to the legal standards to be applied in securities fraud cases. At a hearing held on March 3, 2000, the Court denied the plaintiffs' motion to stay and ruled on the second motion to dismiss, granting it in part and denying it in part. The Court gave the plaintiffs ninety (90) days to conduct discovery on a limited issue and directed that any motions for summary judgment should be submitted shortly after the conclusion of the discovery period. Following the March 3, 2000 hearing, the two companies named as additional defendants in the amended complaint filed a motion to dismiss, claiming that the plaintiffs had failed to state a claim against them under the PSLRA. The Court has not ruled on that motion to dismiss. In addition, the ninety (90) day period for the limited pretrial discovery has not expired, and no motions for summary judgment have been filed. However, there have been disputes over the scope of discovery permitted by the Court which have been resolved favorably to the defendants. Management believes (based upon advice of legal counsel) that this litigation will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

                27.1   Financial Data Schedule

          (b) Reports on Form 8-K - No reports on form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (Registrant)


Date: May 5, 2000                        By: /s/ James Rudis
                                             -----------------------------------
                                              James Rudis
                                              Chairman, President and
                                              Chief Executive Officer



Date: May 5, 2000                        By: /s/ William E. Shatley
                                             -----------------------------------
                                              William E. Shatley
                                              Senior Vice President and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS


           Exhibit No.                                  Exhibit
          -------------                ----------------------------------------

          27.1                       Financial Data Schedule