Form 10-Q
period 2000-06-30
POLYPHASE CORP
filed 2000-08-10
CIK 748212

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
OF 1934
          For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE SECURITIES EXCHANGE ACT
OF 1934
          For the transition period from                    to
                                          -----------------    ---------------

                        Commission file number: 1-9083

                             POLYPHASE CORPORATION
            (Exact name of registrant as specified in its charter)

                Nevada                                     23-2708876
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
Yes       X        No
    -------------     -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                17,812,464
                                                   -----------------------------
                                                   Outstanding at August 3, 2000

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000

-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                      Page No.
-----------------------------                                      --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   June 30, 2000 and September 30, 1999                                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 2000 and 1999                                               4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 2000 and 1999                                               5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 2000 and 1999                                               7

Notes to Consolidated Condensed Financial Statements                   9

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       15

Item 3. Quantitative and Qualitative Disclosures about Market Risk    16

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            17

Item 6.  Exhibits and Reports on Form 8-K                             18

Signature Page                                                        19

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                     Assets

                                                                 June 30,    September 30,
                                                               -----------   -------------
                                                                  2000           1999
                                                               -----------   -------------
                                                               (Unaudited)
Current assets:
 Cash                                                          $   667,500   $     375,408
 Receivables, net of allowance for doubtful accounts
  of $526,187 and $502,667
   Trade accounts                                               20,853,741      17,373,364
   Current portion of sales contracts                            3,919,939       4,765,072
   Notes receivable                                              3,881,923       3,359,777
 Inventories                                                    33,599,828      30,924,744
 Prepaid expenses and other                                      2,840,497       1,663,269
                                                               -----------   -------------
    Total current assets                                        65,763,428      58,461,634
                                                               -----------   -------------

Property and equipment:
 Land                                                              432,000         432,000
 Buildings and improvements                                      3,780,443       3,481,009
 Machinery, equipment and other                                  9,399,583       8,929,988
                                                               -----------   -------------
                                                                13,612,026      12,842,997
 Less-Accumulated depreciation                                  (8,146,687)     (7,114,989)
                                                               -----------   -------------
                                                                 5,465,339       5,728,008
                                                               -----------   -------------

Other assets:
 Noncurrent receivables, net of allowance for
   doubtful accounts of $1,264,563 and $1,305,220
    Sales contracts                                              1,936,478       2,114,591
    Notes receivable                                                  -               -
    Related parties                                              1,741,168       1,523,096
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $4,437,699
   and $3,754,614                                               13,769,746      12,178,209
 Other intangible assets                                         1,771,406       1,216,393
 Restricted cash                                                   715,556         625,623
 Other                                                           1,533,166       1,674,388
                                                               -----------   -------------
                                                                21,467,520      19,332,300
                                                               -----------   -------------
                                                               $92,696,287   $  83,521,942
                                                               ===========   =============



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)


                     Liabilities and Stockholders' Equity

                                                        June 30,     September 30,
                                                      ------------   -------------
                                                          2000            1999
                                                      ------------   -------------
                                                       (Unaudited)
Current liabilities:
 Notes payable                                        $  7,726,421   $   4,403,264
 Accounts payable                                       11,017,737       9,937,347
 Accrued expenses and other                              3,224,587       3,374,493
 Current maturities of long-term debt                    5,200,118       6,798,467
                                                      ------------   -------------
    Total current liabilities                           27,168,863      24,513,571

Long term debt, less current maturities                 36,360,005      33,592,522
Note payable and accrued interest to related party      19,019,285      17,914,842
Reserve for credit guarantees                              715,556         625,623
                                                      ------------   -------------
    Total liabilities                                   83,263,709      76,646,558
                                                      ------------   -------------


Warrants to purchase common stock
 in subsidiary                                           2,370,000       1,425,378

Stockholders' equity:
 Preferred stock, $.01 par value, authorized
    50,000,000 shares, issued and outstanding
    none and 56,440 shares, respectively                      -                564
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   17,812,464 shares                                       178,125         178,125
 Paid-in capital                                        27,596,046      28,159,887
 Accumulated deficit                                   (20,711,593)    (22,888,570)
                                                      ------------   -------------
    Total stockholders' equity                           7,062,578       5,450,006
                                                      ------------   -------------
                                                      $ 92,696,287   $  83,521,942
                                                      ============   =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        For the Three Months Ended
                                                                 June 30,
                                                         ------------------------
                                                            2000         1999
                                                         -----------  -----------
Net revenues                                             $46,647,829  $37,702,120

Cost of sales                                             37,509,993   30,315,010
                                                         -----------  -----------
Gross profit                                               9,137,836    7,387,110

Selling, general and administrative expenses               6,390,444    5,179,478
                                                         -----------  -----------
Operating income                                           2,747,392    2,207,632
                                                         -----------  -----------
Other income (expenses):
 Interest expense                                         (2,040,163)  (2,093,380)
 Interest income and other                                   318,144       47,424
                                                         -----------  -----------
  Total other income (expenses)                           (1,722,019)  (2,045,956)
                                                         -----------  -----------
Income before income taxes and
 discontinued operations                                   1,025,373      161,676

Income taxes                                                    -            -
                                                         -----------  -----------
Income before discontinued operations                      1,025,373      161,676

Discontinued operations                                         -           3,819
                                                         -----------  -----------
Net income                                                 1,025,373      165,495

Dividends on preferred stock                                    -         (16,932)
                                                         -----------  -----------
Net income attributable to common stockholders           $ 1,025,373  $   148,563
                                                         ===========  ===========

Net income per share - basic and diluted:
   Before discontinued operations                        $       .06  $       .01
   Discontinued operations                                      -            -
                                                         -----------  -----------
   Net income per share                                  $       .06  $       .01
                                                         ===========  ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)

                                                        For the Nine Months Ended
                                                                June 30,
                                                       ---------------------------
                                                           2000            1999
                                                       ------------   ------------
Net revenues                                           $134,578,013   $112,252,220

Cost of sales                                           107,201,464     92,035,429
                                                       ------------   ------------

Gross profit                                             27,376,549     20,216,791

Selling, general and administrative expenses             18,683,658     14,543,509
                                                       ------------   ------------

Operating income                                          8,692,891      5,673,282
                                                       ------------   ------------

Other income (expenses):
 Interest expense                                        (6,114,518)    (6,442,165)
 Interest income and other                                  650,020        385,871
                                                       ------------   ------------

  Total other income (expenses)                          (5,464,498)    (6,056,294)
                                                       ------------   ------------

Income (loss) before income taxes, discontinued
 operations and extraordinary item                        3,228,393       (383,012)

Income taxes                                                112,442           -
                                                       ------------   ------------
Income (loss) before discontinued operations
 and extraordinary item                                   3,115,951       (383,012)

Discontinued operations                                        -            14,563

Extraordinary item--early extinguishment of debt         (1,290,431)          -
                                                       ------------   ------------

Net income (loss)                                         1,825,520       (368,449)

Gain (dividends) on reacquired preferred stock              351,457        (74,266)
                                                       ------------   ------------

Net income (loss) attributable to common stockholders  $  2,176,977   $   (442,715)
                                                       ============   ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)

                                                          For the Nine Months Ended
                                                                  June 30,
                                                          -------------------------
                                                             2000           1999
                                                          ----------     ----------
Net income (loss) per share - basic and diluted:
   Before discontinued operations and
     extraordinary item                                   $      .19     $     (.03)
   Discontinued operations                                        -              -
   Extraordinary item                                           (.07)            -
                                                          ----------     ----------
   Net income (loss) per share:                           $      .12     $     (.03)
                                                          ==========     ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the Nine Months Ended
                                                                                June 30,
                                                                    -----------------------------
                                                                        2000             1999
                                                                    ------------     ------------
Cash flow provided by (used in) operating activities:
 Net income (loss)                                                  $  1,825,520     $   (368,449)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                                       2,485,264        3,052,148
   Provision for doubtful accounts                                        74,820          121,000
   Discontinued operations                                                  -             (14,563)
   Extraordinary item                                                  1,290,431             -
 Changes in:
   Accounts and sales contracts receivable                            (2,531,951)      (4,775,888)
   Inventories                                                        (2,675,084)      (1,708,677)
   Prepaid expenses and other                                         (1,036,006)      (1,298,975)
   Accounts payable                                                    1,080,390        2,837,106
   Accrued expenses and other                                            611,597          193,005
                                                                    ------------     ------------
      Net cash provided by (used in)
       operating activities                                            1,124,981       (1,963,293)
                                                                    ------------     ------------

Cash flows provided by (used in) investing
 activities:
  Notes and other receivables                                           (522,146)        (619,423)
  Receivables from related parties                                      (218,072)        (124,445)
  Capital expenditures, net                                             (769,029)        (803,175)
                                                                    ------------     ------------
     Net cash used in
      investing activities                                          $ (1,509,247)    $ (1,547,043)
                                                                    ============     ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                             For the Nine Months Ended
                                                                      June 30,
                                                           -----------------------------
                                                               2000            1999
                                                           ------------    ------------
Cash flows provided by (used in) financing activities:
   Refinancing of Overhill indebtedness:
     Borrowings                                            $ 38,502,176    $       -
     Repayments                                             (32,322,005)           -
     Redemption of warrants                                  (3,700,000)           -
     Deferred financing costs                                (1,832,907)           -
  Borrowings (principal payments) on other
   notes payable and long term debt, net                        479,094       4,437,242
  Exercise of common stock options                                 -              1,300
  Repurchase of preferred stock                                (450,000)           -
                                                           ------------    ------------
   Net cash provided by
     financing activities                                       676,358       4,438,542
                                                           ------------    ------------
Net increase in cash                                            292,092         928,206
Cash - beginning of period                                      375,408         401,393
                                                           ------------    ------------

Cash - end of period                                       $    667,500    $  1,329,599
                                                           ============    ============


Supplemental schedule of cash flow information:
 Cash paid during the period for :
  Interest                                                 $  4,465,218    $  4,155,759
  Income taxes                                             $     19,858    $       -

Supplemental schedule of noncash investing and financing activities:

In connection with the Overhill Farms refinancing in November 1999, warrants were issued having an estimated fair market value of $2,370,000.

During the nine months ended June 30, 1999, the Company made partial payments on a lawsuit obligation, together with certain associated expenses, by issuing 300,000 shares of common stock valued at $85,000.

During the nine months ended June 30, 1999, the Company settled certain disputed obligations by granting options on a total of 145,000 shares of common stock, exercisable 130,000 shares at $.01 per share and 15,000 shares at $.50 per share. Such options were assigned a value of $28,000.



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 June 30, 2000



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

3. INVENTORIES

   Inventories are summarized as follows:         June 30,        September 30,
                                                     2000             1999
                                               ------------       -------------
                Finished goods                 $ 25,722,464       $  22,409,448
                Raw materials                     8,127,870           8,565,296
                Inventory reserve                  (250,506)            (50,000)
                                               ------------       -------------
                Total                          $ 33,599,828       $  30,924,744
                                               ============       =============

  As of June 30, 2000 and September 30, 1999, finished goods inventories consisted of approximately $8,197,000 and $7,804,000 in inventories at the Food Group, $16,860,000 and $13,603,000 in timber and logging related equipment, and $665,000 and $1,003,000 in finished wood products, respectively. As of June 30, 2000 and September 30, 1999, raw materials inventories consisted of approximately $6,875,000 and $5,872,000 in inventories at the Food Group and $1,253,000 and $2,693,000 in harvested but unprocessed timber, respectively.


4.  TAXES

  For the nine months ended June 30, 2000, the actual federal income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company's subsidiaries recorded a provision for federal income taxes of approximately $1,133,000 using the statutory rate of 34% and the Company then applied a like amount of its existing valuation allowance as a reduction of this amount, resulting in a net federal provision for the period of zero. The provision for the period represents estimated state income taxes only.


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

  As a result of the transactions, Overhill repaid in full the $22.7 million senior subordinated notes and the $9.7 million balance of its revolving line of credit with previous lenders. Additionally, Overhill repurchased, for $3.7 million, the warrants held by a previous lender to purchase 30% of Overhill's common stock; the excess of such repurchase amount over the carrying value of the warrant amounted to approximately $2.3 million and was recorded as goodwill. In connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to Polyphase for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which has been, or will be, paid to the lenders. The early extinguishment of the previous indebtedness resulted in an extraordinary loss of approximately $1.3 million (net of a $500,000 refund for early payment of the senior subordinated notes) during the nine months ended June 30, 2000.

6.  EARNINGS PER SHARE

  The following table sets forth the computations of basic and diluted earnings per share:


                                                        For the Three Months Ended
                                                                June 30,
                                                      ------------------------------
                                                          2000              1999
                                                      ------------      ------------
Numerator:
   Income before discontinued operations              $  1,025,373      $    161,676
   Dividends on preferred stock                               -              (16,932)
                                                      ------------      ------------
                                                         1,025,373           144,744

   Discontinued operations                                    -                3,819
                                                      ------------      ------------

   Net income attributable to common stockholders     $  1,025,373      $    148,563
                                                      ============      ============

Denominator:
  Denominator for basic earnings per share-
   weighted average shares                              17,812,464        17,758,045
                                                      ------------      ------------

Effect of dilutive securities (a):
   Convertible preferred stock                                -            1,962,567
   Stock options                                            75,329              -
   Warrants                                                   -                 -
                                                      ------------      ------------
       Dilutive potential common shares (a)                 75,329         1,962,567
                                                      ------------      ------------

 Denominator for diluted earnings per share             17,887,793        19,720,612
                                                      ============      ============


Net income per share - basic and diluted:

 Before discontinued operations                       $        .06      $        .01

 Discontinued operations                                      -                 -
                                                      ------------      ------------

 Net income per share                                 $        .06      $        .01
                                                      ============      ============

                                                                        For the Nine Months Ended
                                                                                 June 30,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      ------------     ------------
Numerator:
 Income (loss) before discontinued operations
  and extraordinary item                                              $  3,115,951     $   (383,012)
 Gain (dividends) on reacquired preferred stock                            351,457          (74,266)
                                                                      ------------     ------------
                                                                         3,467,408         (457,278)

 Discontinued operations                                                      -              14,563

 Extraordinary item                                                     (1,290,431)            -
                                                                      ------------     ------------

 Net income (loss) attributable to common stockholders                $  2,176,977     $   (442,715)
                                                                      ============     ============

Denominator:
 Denominator for basic earnings per share-
  weighted average shares                                               17,812,464       16,665,603
                                                                      ------------     ------------
 Effect of dilutive securities (a):
  Convertible preferred stock                                              358,618             -
  Stock options                                                              6,019             -
  Warrants                                                                    -                -
                                                                      ------------     ------------
  Dilutive potential common shares (a)                                     364,637             -
                                                                      ------------     ------------
 Denominator for diluted earnings per share                             18,177,101       16,665,603
                                                                      ============     ============

Net income (loss) per share - basic and diluted:

   Before discontinued operations and extraordinary item              $        .19     $       (.03)

   Discontinued operations                                                    -                -

   Extraordinary item                                                         (.07)            -
                                                                      ------------     ------------
     Net income (loss) per share                                      $        .12     $       (.03)
                                                                      ============     ============

     (a) Dilutive potential common shares were excluded from the computation in loss periods since their effect would have been antidilutive.

7. STOCKHOLDERS' EQUITY

   During November 1999, the Company and Infinity Investors Limited ("Infinity"), the holder of the Company's Series A-3 preferred stock, entered into a settlement agreement whereby, among other things, the Company agreed to repurchase all Series A-3 preferred stock owned by Infinity, including all accrued but unpaid dividends, for $450,000 cash, and Infinity agreed to the dismissal of all litigation against the Company with respect to various matters related to its ownership of the preferred stock. As a result of the settlement, the Company recorded a gain of approximately $351,000, related to the difference in the carrying value of the preferred stock plus the accrued dividends and the settlement amount. Such amount was accounted for by recording a reduction of the Company's accumulated deficit during the nine months ended June 30, 2000.

   The Company, during November 1998, entered into an agreement, whereby it agreed to pay a $500,000 judgment relating to certain litigation in fiscal 1998, in monthly payments of $8,000 (including interest at 10% per annum) over an eighteen month period, with a balloon payment due at the end of that period. In connection therewith, the Company, during the year ended September 30, 1999, issued a total of 300,000 shares of its common stock valued at $85,000, as partial payment against the judgment, together with certain costs associated therewith. The remaining balance related to the judgment obligation was repaid during the nine months ended June 30, 2000.

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


Results of Operations

Revenues for the nine months ended June 30, 2000 increased $22,326,000 (19.9%) to $134,578,000 from $112,252,000 during the nine months ended June 30, 1999. The increase in revenues is primarily attributable to sales gains by Overhill. Gross profits increased $7,160,000 to $27,377,000 in the current year from $20,217,000 in the comparable period in 1999, as a result of both the volume increase, as well as an increase in gross margin rates to 20.3% in the current year as compared to 18.0% in the comparable period in fiscal 1999. During the current nine month period, operating income increased 53.2% to $8,693,000 from $5,673,000 for the comparable period in the prior year.

Consolidated income before discontinued operations and extraordinary item for the nine months ended June 30, 2000 increased $3,499,000 to $3,116,000 from a loss of $383,000 during the nine months ended June 30, 1999. After the effect of an extraordinary expense of $1,290,000 related to the early extinguishment of debt in connection with major refinancing by Overhill and a gain of $351,000 on the reacquisition of preferred stock, net income attributable to common stockholders amounted to $2,177,000 ($.12 per share) in the current year compared to a loss of $443,000 ($.03 per share) in fiscal 1999.

The Food Group's revenues increased $23,847,000 (29.8%) to $103,946,000 for the nine months ended June 30, 2000 as compared to $80,099,000 for the nine months ended June 30, 1999. Gross profits increased $6,886,000 to $20,535,000, compared to $13,649,000 in the prior year, primarily due to continued volume increases from both new and existing national accounts, together with the effect of improved purchasing practices, including the outsourcing of certain production. Operating income increased $3,190,000 to $8,204,000 in the current period, compared to $5,014,000 for the same period in fiscal 1999.

Revenues for the Forestry Group for the nine months ended June 30, 2000 decreased $1,521,000 (4.7%) to $30,632,000 from $32,153,000 for the nine months ended June 30, 1999. Operating income for the same period decreased $217,000 to $773,000 for the nine months ended June 30, 2000 from $990,000 for the nine months ended June 30, 1999. These decreases in revenues and operating results are due to a continued softness in the East Texas timber market, affecting both the Texas Timberjack core equipment business as well as its sawmill operations, which is expected to continue at least into the next fiscal year.

Liquidity and Capital Resources

During the nine months ended June 30, 2000, the Company's operating activities provided cash of approximately $1,125,000, compared to cash used of $1,963,000 during the comparable period in fiscal 1999. The cash provided in the current year is generally due to improved operating results which were offset somewhat by increases in receivables and inventories..

During the nine months ended June 30, 2000, the Company's investing activities resulted in a use of cash of approximately $1,509,000, compared to a use of cash of $1,547,000 during the comparable period in fiscal 1999. The Company's use of cash in the current year consisted of capital expenditures and increases in Timberjack's nontrade receivables.

During the nine months ended June 30, 2000, the Company's financing activities provided cash of approximately $676,000 as compared to cash provided of $4,438,000 during the comparable period in fiscal 1999. The cash provided in the current year resulted generally from the refinancing of substantially all indebtedness of Overhill which was offset somewhat by the repurchase of the Company's Series A-3 preferred stock.

The Company believes that funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's interest expense is affected by changes in prime and LIBOR rates as a result of its various line of credit arrangements. If these market rates increase by an average of 1% in fiscal 2000, the Company's interest expense, on an annualized basis, would increase by approximately $200,000, based on the outstanding line of credit balances at June 30, 2000.

The Company does not own, nor does it have an interest in any other market risk sensitive instruments.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants named in those original complaints filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action. In June 1998, the District Court ordered the plaintiffs to file an amended complaint which satisfied the Court's interpretation of the pleading standards set by the Private Securities Litigation Reform Act (the "PSLRA").
The plaintiffs then filed a motion for reconsideration of the Court's ruling. The defendants opposed that motion, and the Court subsequently denied the plaintiffs' motion for reconsideration. The plaintiffs then filed an amended complaint which named two additional companies as defendants. The original defendants moved to dismiss the amended complaint, among other things, on the grounds that it failed to state a claim for securities fraud under the PSLRA. The plaintiffs sought a stay of the Court's consideration of the original defendants' second motion to dismiss, asserting that there was uncertainty as to the legal standards to be applied in securities fraud cases. At a hearing held on March 3, 2000, the Court denied the plaintiffs' motion to stay and ruled on the second motion to dismiss, granting it in part and denying it in part. The Court gave the plaintiffs ninety (90) days to conduct discovery on a limited issue and directed that motions for summary judgment should be submitted shortly after the conclusion of the discovery period. Following the March 3, 2000 hearing, the two companies named as additional defendants in the amended complaint filed a motion to dismiss, claiming that the plaintiffs had failed to state a claim against them under the PSLRA. The Court has not ruled on that motion to dismiss. The ninety (90) day period for the limited pretrial discovery has expired, and all of the defendants have filed motions for summary judgment. However, the plaintiffs have requested an extension of the discovery period, and a magistrate judge has granted that request. The defendants have filed a motion for reconsideration with respect to that ruling; however, no decision has been made with respect to that motion. Furthermore, the plaintiffs have requested an extension of time to respond to the defendants' motions for summary judgment, and no decision has been made with respect to that request. Management believes (based upon advice of legal counsel) that this litigation will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              27.1   Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLYPHASE CORPORATION
                                         (Registrant)


Date: August 9, 2000                     By: /s/ JAMES RUDIS
                                             -----------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer



Date: August 9, 2000                     By: /s/ WILLIAM E. SHATLEY
                                             -----------------------------
                                             William E. Shatley
                                             Senior Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS



     Exhibit No.                                 Exhibit
  -----------------                    ---------------------------

      27.1                               Financial Data Schedule