Form 10-K/A
period 1999-09-30
POLYPHASE CORP
filed 2000-09-14
CIK 748212

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


          Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
     Title of each class                              which registered
     -------------------                     ------------------------------

Common Stock, $.01 par value per share           American Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X    No
             -----    ----

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

================================================================================

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Summary Balance Sheets

                                                                     September 30,
                                                      ----------------------------------------
                                                             1999                   1998
                                                      -----------------      -----------------
Cash                                                       $     51,471           $      5,874
Receivable from sale of subsidiary                              780,000                      -
Prepaid expenses and other                                        9,000                 20,000
                                                      -----------------      -----------------
  Total current assets                                          840,471                 25,874

Property and equipment                                           50,191                 48,902
  Less-Accumulated depreciation                                 (44,981)               (36,981)
                                                      -----------------      -----------------
                                                                  5,210                 11,921
Non current receivables:
Related parties, net of allowance for
  doubtful accounts of $164,563 and $164,563                       -                     9,000
Deferred federal income taxes                                   572,280                767,789
Income tax receivable                                         5,959,121              5,202,507
Investment in discontinued operations                              -                 2,962,508
Other assets (primarily investments
  in subsidiaries)                                           17,474,634             16,396,582
                                                      -----------------      -----------------
Total assets                                               $ 24,851,716           $ 25,376,181
                                                      =================      =================

Accounts payable                                           $    140,359           $    139,948
Accrued expenses                                                981,840                793,013
Deferred income taxes                                           364,669                335,117
Current maturities of long-term debt                               -                 1,200,000
                                                      -----------------      -----------------
  Total current liabilities                                   1,486,868              2,468,078

Note payable and accrued interest,
  related party                                              17,914,842             16,307,405
                                                      -----------------      -----------------
Total liabilities                                            19,401,710             18,775,483
                                                      -----------------      -----------------

Stockholders' equity:
  Preferred stock                                                   564                  1,150
  Common stock                                                  178,125                150,800
  Additional paid in capital                                 28,159,887             28,623,811
  Accumulated deficit                                       (22,888,570)           (21,199,744)
  Note receivable                                                     -               (975,319)
                                                      -----------------      -----------------
    Total stockholders' equity                                5,450,006              6,600,698
                                                      -----------------      -----------------
                                                           $ 24,851,716           $ 25,376,181
                                                      =================      =================

          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         Summary Statements of Income

                                                                  For the Years Ended
                                                                     September 30,
                                                      -----------------------------------------
                                                              1999                   1998
                                                      -----------------      ------------------
Net revenues                                              $        -            $          -
Cost of sales                                                      -                       -
                                                      -----------------      ------------------
Gross Profit                                                       -                       -

Selling general and administrative expenses                     380,798               1,420,191
                                                      -----------------      ------------------
Operating income (loss)                                        (380,798)             (1,420,191)

Other income (expense)
  Gain on disposition of subsidiary                                -                    987,857
  Recoveries on related party receivable                        656,250                       -
  Interest expense                                           (2,776,376)             (2,886,448)
                                                      -----------------      ------------------
Total other expense                                          (2,120,126)             (1,898,591)
                                                      -----------------      ------------------

Loss before income taxes, equity in net income of
  subsidiaries and discontinued operations                   (2,500,924)             (3,318,782)

Income taxes (benefit)                                         (941,008)             (1,034,177)
                                                      -----------------      ------------------

Loss before equity in net income of subsidiaries and
  discontinued operations                                    (1,559,916)             (2,284,605)

Equity in net income of subsidiaries                          1,144,797               1,945,759
                                                      -----------------      ------------------

Loss before discontinued operations                            (415,119)               (338,846)

Discontinued operations                                      (1,182,508)                  9,955
                                                      -----------------      ------------------

Net loss                                                     (1,597,627)               (328,891)
Dividends on preferred stock                                     91,199                 154,250
                                                      -----------------      ------------------
Net loss attributable to common shareholders                $(1,688,826)            $  (483,141)
                                                      =================      ==================

          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Summary Statements of Cash Flows

                                                                  For the Years Ended
                                                                     September 30,
                                                      ----------------------------------------
                                                             1999                   1998
                                                      -----------------      -----------------
Cash flow provided by (used in) operating activities:
Net loss                                                    $(1,597,627)           $  (328,891)
Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                              1,009,919                370,896
   Equity in income of subsidiaries                          (1,144,797)            (1,945,745)
   Provision for doubtful accounts                                 -                   164,563
   Gain on sale of assets                                          -                  (987,857)
   Deferred income tax                                          225,061                  2,707
   Recoveries on related party receivable                      (656,250)                  -
   Loss (income) from discontinued operations                 1,182,508                 (9,955)
Increase (decrease) in, net of effects of acquisitions:
   Receivables from sale of subsidiary                         (780,000)                  -
   Prepaid expenses and other                                  (735,813)               352,106
   Accounts payable and other                                       411               (355,032)
   Accrued expenses and other                                   456,974               (243,404)
                                                      -----------------      -----------------
      Net cash used in operating activities                  (2,039,614)            (2,980,612)
                                                      -----------------      -----------------

Cash flows provided by (used in) investing activities:
   Notes receivable from related parties                          9,000                  8,963
   Proceeds from sale of subsidiary                           1,780,000                   -
   Capital expenditures                                          (1,289)                (5,870)
                                                      -----------------      -----------------
      Net cash provided by investing activities               1,787,711                  3,093
                                                      -----------------      -----------------

Cash flows provided by (used in) financing activities:
   Net borrowings on notes payables                           1,607,437              2,308,489
   Advances from (payments to) subsidiary                       (47,174)             5,300,000
   Payments on long term borrowings                          (1,200,000)            (4,300,000)
   Payment of deferred financing costs                             -                  (163,787)
   Exercise of common stock options and warrants                 28,436                  2,100
   Dividends on preferred stock                                 (91,199)              (154,250)
   Common stock issuance costs                                     -                   (17,500)
                                                      -----------------      -----------------
      Net cash provided by financing activities             $   297,500            $ 2,975,052
                                                      -----------------      -----------------

          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       Summary Statements of Cash Flows

Net increase (decrease) in cash                                 $45,597               $(2,467)
Cash - beginning of year                                          5,874                 8,341
                                                      -----------------     -----------------
Cash - end of year                                              $51,471               $ 5,874
                                                      =================     =================


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

POLYPHASE CORPORATION


By:  /s/ James Rudis                                  September 13, 2000
     ---------------
     James Rudis
     Chairman, President and
     Chief Executive Officer



By:   /s/ William E. Shatley                          September 13, 2000
     -----------------------
     William E. Shatley
     Senior Vice President, and
     Chief Financial Officer