Form 10-K
period 2000-09-30
POLYPHASE CORP
filed 2000-12-22
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 2000
                                       OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 4, 2000, was approximately $7.6 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of December 4, 2000, the registrant had issued and outstanding 17,827,464 shares of common stock, $.01 par value.

                             POLYPHASE CORPORATION

                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                       Page
                                                                                       ----

Part I

     Item 1     Description of Business                                                   1
     Item 2     Description of Property                                                   7
     Item 3     Legal Proceedings                                                         8
     Item 4     Submission of Matters to a Vote of Security Holders                       8

Part II

     Item 5     Market for Registrant's Common Equity and Related Stockholder Matters     9
     Item 6     Selected Financial Data                                                  11
     Item 7     Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                    12
     Item 7A    Quantitative and Qualitative Disclosures about Market Risk               16
     Item 8     Financial Statements                                                     16
     Item 9     Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure                                   16

Part III

     Item 10    Directors and Executive Officers of the Registrant                       17
     Item 11    Executive Compensation                                                   17
     Item 12    Security Ownership of Certain Beneficial Owners and Management           17
     Item 13    Certain Relationships and Related Transactions                           17

Part IV

     Item 14    Exhibits, Financial Statement Schedule and Reports on Form 8-K           18


                                     PART I

ITEM 1. Description of Business.
        ------------------------

General

Polyphase Corporation ("Polyphase" or "the Company"), incorporated in 1963 and now a Nevada corporation, is a holding company that, through its subsidiaries, currently operates in two industry segments: the food segment, which produces high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties (the "Food Group"); and the forestry segment, which distributes, leases and provides financing for industrial farming and logging equipment and also participates in related timber and sawmill operations (the "Forestry Group").

Operating Companies

Overhill Farms, Inc. ("Overhill")  In May 1995, the Company acquired all the
---------------------------------
operating assets of IBM Foods, Inc. The purchase, which was accomplished through Overhill, a newly-formed subsidiary of the Company, provided for a cash payment to the seller of $31.3 million plus the assumption by the Company of certain liabilities of the acquired business. Overhill's operations are located in Culver City, California. During August 2000, Overhill purchased the operating assets and trademarks of the Chicago Brothers food operations from a subsidiary of Schwan's Sales Enterprises, Inc. for total consideration of $4.2 million, consisting of cash of $3.3 million and a note payable to the seller for $900,000.

Texas Timberjack, Inc. ("Timberjack" or "TTI") In June 1994, the Company
----------------------------------------------
acquired all of the outstanding capital stock of TTI from Harold Estes, current President of TTI. Timberjack, with locations in Lufkin, Jasper, Cleveland and Atlanta, Texas, is a distributor of industrial farming and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4.0 million in cash, a $10.0 million promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company's Series A Preferred Stock, which were subsequently converted into 2.0 million shares of common stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable to Mr. Estes. As of September 30, 2000 the promissory note had a balance of approximately $19.4 million (including accrued and unpaid interest) and is due October 10, 2002. In fiscal 1998, TTI acquired an interest in timber and sawmill operations. In fiscal 2000, TTI acquired a non-operating refinery and assumed a note payable to Mr. Estes of approximately $1.4 million (including accrued and unpaid interest).

Disposition

Polyphase Instrument Co. ("PIC")  Effective September 30, 1999, the Company sold
--------------------------------
its wholly-owned subsidiary, PIC, to an investment group headed by management of that company. PIC, which manufactures and markets electronic transformers, inductors and filters comprised the Company's Transformer Group. The transaction was completed as a sale of 100% of the outstanding capital stock of PIC for total consideration of approximately $2.8 million, consisting of $1.8 million cash and a subordinated note receivable for $1.0 million. The Company recorded a loss from discontinued operations of approximately $1.2 million in 1999 as a result of this transaction.

Business Strategy

Management believes the Company's future growth opportunities will be primarily in its Food Group segment. The business environment of the food industry is mandating consolidation of small and mid-size food processing companies to enhance operating efficiencies and provide service to national accounts. The Food Group has recently completed the purchase of the Chicago Brothers food operations and continues to evaluate selected acquisition candidates, which can complement the operations of Overhill by providing one or more of the following selected criteria: regional brand labels, additional production capacity, geographical diversification, new markets and/or new customers. The Forestry Group continues to operate in a difficult market. In an effort to offset decreased sales in its equipment operations, TTI continued its efforts to reduce expenses and to seek synergistic opportunities outside of its traditional customer base and geographic territory. During fiscal 2000, TTI placed increased emphasis on its efforts to increase construction and farm equipment sales, primarily through its distribution arrangement for New Holland equipment. Polyphase will continue to review long term strategies and alternatives for TTI and its subsidiaries in order to maximize shareholder value.

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

Operating Segments

The following table sets forth business segment information with respect to the percentage of net sales and operating income contributed by each segment for the years ended September 30, 2000, 1999 and 1998.

                             2000  1999  1998
                             ----  ----  ----

         Net Sales
Food Group                    77%   71%   64%
Forestry Group                23%   29%   33%
Transformer Group              -           3%
                             ---         ---
         Total               100%  100%  100%

         Operating Income
Food Group                    98%   83%   55%
Forestry Group                 2%   17%   45%
Transformer Group              -     -     -
                             ---   ---   ---
         Total               100%  100%  100%

-------------------------------------------------------------------------------

Reference is made to Note 17 to the Company's consolidated financial statements for revenues, operating profits or losses and identifiable assets attributable to each industry segment for each of the last three fiscal years.

Food Group

Products and Services - The Food Group, through Overhill, is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. Overhill is positioned as a provider of custom prepared foods to a number of prominent customers such as Albertson's, Jenny Craig, Carl's Jr., Jack in the Box, Panda Express, Specialty Brands and King's Hawaiian as well as most domestic airlines, including American, United and Delta. Historically, Overhill has served four industries: airlines, health care, foodservice and retail.

Sales and Marketing - Overhill markets its products through an internal sales force and outside food brokers. Overhill believes that the airline industry, while mature, represents an area for moderate growth potential in the future. The Company has refocused its attention on domestic carriers not currently being served to any great extent by Overhill and on foreign carriers who are increasingly choosing frozen entrees as part of their in-flight feeding programs. The Company projects that its health care business may diminish somewhat in the near term. The Company is predominantly focusing on the retail, club stores and foodservice markets as areas of significant future growth. As a result, Overhill management has realigned its sales force and redirected its marketing efforts to concentrate on these markets.

Approximately 64% of Overhill's sales in fiscal 2000 were derived from five customers, King's Hawaiian (16%), American Airlines (13%), Jenny Craig (12%), Panda Express (12%), and Delta Airlines (11%). On a consolidated basis each of these five customers represented approximately 8-12% of the Company's total sales. Although the Company's relationships with these customers continue to remain strong, there can be no assurance that these relationships will continue. As in the previous year, the Company has made a concerted effort to sign multi-year supply agreements with its major customers. Major contracts that were signed or extended in fiscal 2000 include American Airlines, Delta Airlines, Panda Express, and Schwan's. A decline in sales of Overhill's products to these customers or the loss of, or a significant change in the relationship between the Company and any of these key customers, could have a material adverse effect on the Company's business and operating results. It is management's objective to continue to reduce the reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

Manufacturing and Sourcing - Overhill's manufacturing operations are located in six separate facilities with three in the Los Angeles area and three in the San Diego area. Most operations are labor intensive, generally requiring semi-skilled employees. Also, the Los Angeles manufacturing employees are unionized with contracts covering each of the three plants. The union contract with Teamsters Local 986, which represents Overhill's Plant No. 1 employees, expired on November 30, 2000; the contract has been extended by mutual agreement as negotiations continue. Management anticipates that the results of those negotiations will have no material adverse effect on Overhill's operations. Union contracts for the other Overhill Los Angeles operations expire February 28, 2002. Management believes relations with the unions are excellent and does not anticipate any problems, which would affect future production.

With the addition of the San Diego facilities and the outsourcing of certain products, management estimates that the combined facilities are operating at approximately 75% of capacity based on current product production mix. Overhill management is currently reviewing several proposals to improve manufacturing efficiencies including the consolidation of facilities and the addition of equipment to improve freezing capabilities and to automate some operations. Additionally, the Company will consider adding an east coast facility, which could significantly reduce both storage and shipping expenses for a growing segment of Overhill's business.

During fiscal 2000 Overhill continued its program of outsourcing certain production where it proved economically efficient. Management considers this program a success and plans to continue this program and expand it, where practicable.

The San Diego operations consist of two manufacturing facilities and a warehouse/administration facility. Manufacturing processes in San Diego are more machine intensive, requiring more skilled machine operators, mechanics, and supervision. The workforce in San Diego is not unionized and labor relations have continued to be supportive of the recent management change. Currently, the San Diego facilities are operating on a one-shift basis, but management anticipates additional capacity requirements within the next twelve months.

The Company's ability to economically produce large quantities of its products, while at the same time maintaining a high degree of quality, depends in large part on its ability to procure raw materials on a reasonable basis. The Company relies on a few large suppliers for its poultry products with the remaining raw materials purchased from suppliers in the open market. The Company does not anticipate any difficulty in acquiring these materials in the future. Raw materials, packaging for production and finished goods are stored on site or in a public frozen food storage facility until shipment is required.

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

Product Development - Overhill maintains a comprehensive, fully staffed test kitchen, which formulates recipes and upgrades specific products for current customers and establishes production and quality standards. Products are developed based upon either customers' specifications, conventional recipes or new product developments. Overhill is continuously developing recipes as customers' tastes and client requirements change. Overhill also maintains a quality control department for testing and quality control. The Company manufactures products in the retail and foodservice areas with branded and private label entrees.

Competition - Overhill's food products, consisting primarily of poultry, pasta, beef and assorted related products, compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies such as Tyson Foods and ConAgra, which have greater financial, technical, human and marketing resources than the Company. Competition is intense with most firms producing similar products for the foodservice and retail industries. Competitive factors include price, product quality, product development, customer service and, on a retail basis, name recognition. There can be no assurance that the Company will compete successfully against existing companies or new entrants to the marketplace. Overhill competes in this market by its ability to produce small/custom product runs, within a short time frame and on a cost effective basis.

Forestry Group

Products and Services - The Forestry Group, through Timberjack and its majority-owned subsidiaries, is a distributor of industrial and logging equipment with investments in related timber and sawmill operations. TTI has four locations in eastern Texas; TTI's headquarters are located in Lufkin, with smaller satellite showrooms and repair facilities located in Jasper, Cleveland and Atlanta, Texas. TTI carries the Timberjack, Blount and Hyundai lines of industrial and logging equipment and the New Holland line of farm and construction equipment. TTI is involved in the sale, leasing and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of East Texas although its market extends into Western Louisiana. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that in Eastern Texas it currently holds approximately 60% of the shear (a machine that cuts timber) market, 45% of the skidder (a machine that transports logs out of the forest onto a loader) market and 70% of the loader (a machine that stacks trees onto trucks) market.

Sales and Marketing - Timberjack currently maintains sales and distribution offices in Lufkin, Jasper, Cleveland and Atlanta, Texas primarily to serve Eastern Texas and Western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on companies located in the area. A general sales manager and several branch managers supply technical and operational support, while eleven salesmen have direct responsibility for customer relationships. TTI meets customers' orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

Approximately 36% of TTI's revenues during fiscal 2000 are from new equipment sold to companies involved in the forestry and construction industries. Additional equipment related revenues are derived from sales of used equipment (12%), servicing of equipment (7%), sales of parts (17%) and financing equipment sales (8%). The remaining 20% of TTI's revenues is derived from the sale of finished timber products through its timber and sawmill operations. No single customer accounts for more than 10% of TTI's sales. Equipment sales financed by TTI are typically for periods ranging from 12 to 24 months at interest rates ranging from 10% to 18% per annum.

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

During the current fiscal year, Deere and Company (the manufacturer of John Deere equipment) purchased the Timberjack Group from the Metso Corporation of Finland (the manufacturer of Timberjack equipment). While the impact of this purchase is not known, it is not expected to have significant implications on Texas Timberjack's operations.

Patents, Trademarks and Copyrights

The Company does not have patents or patent applications pending on any of its products, although it may file such patent applications in the future. The Company attempts to protect its proprietary interests in its products by entering into non-disclosure agreements with customers.

The Company has registered the trademarks "Polyphase" and "Overhill Farms" in the United States Patent and Trademark Office. In addition, Overhill recently acquired from Schwan's several trademarks relating to the acquired operations, including, among others, "Chicago Brothers" and "Florence Pasta and Cheese."

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

Employees

As of September 30, 2000, the Company had approximately 1200 employees as follows: approximately 1052 full-time employees in the Food Group; 145 full-time employees in the Forestry Group; and 3 full-time employees in the corporate office. All subsidiaries presently provide group health plans for their domestic employees and pay a portion of the costs associated with such plans. TTI also maintains a profit sharing plan for its employees.

Safe Harbor Statement

The nature of the Company's operations, and the environment in which it operates, subjects the Company to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors, which among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward looking statements contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings under the Company's currently effective credit facilities. Factors which could cause results to differ include, but are not limited to: changes in the Company's business environment, including actions of competitors and changes in customer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and raw material pricing.


ITEM 2. Description of Property.
        ------------------------

Corporate Headquarters

The Company leases an approximately 4,000 square foot facility located at 4800 Broadway, Suite A, Addison, Texas 75001, which serves as the corporate headquarters. The lease, which began in February 1998, has a five year term and a provision for a tenant cancellation option during the last two years for a nominal amount.

Food Group

Overhill leases three manufacturing facilities in the Los Angeles, California area. Plant No. 1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill also leases two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and a 7,900 square foot office in Culver City, California. Overhill's recently acquired Chicago Brothers operations are conducted in leased facilities in San Diego, California consisting of manufacturing facilities of 33,300 and 30,000 square feet and a 9,400 square foot warehouse/administration facility. While Overhill believes that the existing facilities are adequate to meet its requirements in the foreseeable future, the Company is currently reviewing the cost effectiveness of consolidating certain manufacturing and administrative functions and is also actively seeking a facility on the east coast to more efficiently and effectively meet current and future customer requirements.

Forestry Group

TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas, a building in Cleveland, Texas and leases a building in Atlanta, Texas. The largest building in Lufkin has 38,500 square feet, which is used for administrative offices, showroom, parts sales and shop area. The remaining buildings have 3,600 and 4,200 square feet, respectively. The Jasper, Cleveland and Atlanta buildings have approximately 10,000, 6,700 and 7,500 square feet, respectively, which are used for sales offices, parts sales and shop areas. TTI also leases six buildings on 68 acres in Bon Wier, Texas for a sawmill operation. The sawmill is leased at a basic rent of $19,000 per month, which includes certain equipment, with an option to purchase the land, buildings and equipment for $1,250,000 in April 2003. In addition, TTI owns a non-operating crude oil refining and blending facility, together with related buildings and administrative office space, situated on approximately 120 acres of land in Egan, Louisiana, which currently is held for sale.

ITEM 3. Legal Proceedings.
        ------------------

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its current and past officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. Without certifying the cases as class actions, the District Court consolidated the cases into a single action.

In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to file motions for summary judgment. Motions for summary judgment were thereafter filed, pointing out that there was no evidence to support the plaintiffs' claims. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the District Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. Without presenting any new evidence or any new arguments for the Court to consider, the plaintiffs have sought reargument of the summary judgment motions. The defendants have responded and have requested that the District Court impose sanctions against plaintiffs' counsel pursuant to the applicable securities laws.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, management believes (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.


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

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ----------------------------------------------------------------------

The common stock is listed on the American Stock Exchange under the symbol "PLY." The following table sets forth the range of high and low sales prices for the common stock on the American Stock Exchange for the periods indicated:

              Fiscal 2000                  High     Low
              ------------               -------  -------

     Quarter from October 1, 1999
       to December 31, 1999              $0.7500   $0.3750

     Quarter from January 1, 2000
       to March 31, 2000                 $1.5000   $0.4375

     Quarter from April 1, 2000
       to June 30, 2000                  $1.2500   $0.6875

     Quarter from July 1, 2000
       to September 30, 2000             $1.0625   $0.7500

              Fiscal 1999                  High     Low
              ------------               -------  -------
     Quarter from October 1, 1998
       to December 31, 1998              $0.5625   $0.2500

     Quarter from January 1, 1999
       to March 31, 1999                 $0.5625   $0.3125

     Quarter from April 1, 1999
       to June 30, 1999                  $0.5625   $0.3125

     Quarter from July 1, 1999
       to September 30, 1999             $0.8750   $0.3125


               Fiscal 1998                High      Low
              ------------               -------  -------
     Quarter from October 1, 1997
       to December 31, 1997              $1.8750   $0.7500

     Quarter from January 1, 1998
       to March 31, 1998 (1)             $1.0625   $0.5000

     Quarter from April 1, 1998
       to June 30, 1998                  $1.1875   $0.6250

     Quarter from July 1, 1998
       to September 30, 1998             $0.7500   $0.3125



(1) On January 14, 1998, trading in the Company's stock was temporarily halted pending the Company's filing of its Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The stock resumed trading on February 23, 1998.

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

As of December 4, 2000, the Company estimates that there were approximately 3,200 beneficial owners of the Company's common stock, represented by 217 holders of record.

Recent Sales of Unregistered Equity Securities

In November 1995, the Company sold in a private transaction with Infinity Investors, Ltd. ("Infinity") for $2,500,000 cash, 250,000 shares of Series A-3 Preferred Stock having an aggregate redemption value of $2,500,000 and convertible into common stock as provided in the Certificate of Designations for the Series A-3 Preferred Stock. During the years ended September 30, 1998 and 1999, the Company issued 197,586 and 2,302,414 shares of common stock, respectively, in partial satisfaction of Infinity's conversion rights. Effective November 30, 1999, the Company reacquired Infinity's remaining unconverted Series A-3 Preferred Stock.

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

In December 1997, in connection with the refinancing of certain indebtedness to Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (collectively "Merrill Lynch"), the Company issued warrants covering a total of 420,000 shares of the Company's Common Stock. The warrants issued to Merrill Lynch covered 210,000 shares exercisable at $.01 per share (the "Penny Warrants") and an additional 210,000 shares exercisable at $1.125 per share (the "Market Warrants.") The Penny Warrants were exercised and 210,000 shares of Common Stock were issued in May 1998; the Market Warrants were repurchased by the Company in December 2000 for approximately $46,000. The shares of Common Stock issued to Merrill Lynch were not registered under the Securities Act, and were issued pursuant to the exemption provided by Section 4(2) of the Securities Act. Merrill Lynch was in compliance with the necessary requirements of Section 4(2) to receive such exemption.

ITEM 6. Selected Financial Data
        -----------------------

The following table sets forth selected financial data for the Company for each of the last five fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes included elsewhere herein.

                                                           Fiscal Year Ended September 30
                            ----------------------------------------------------------------------------------------------------
                                                    (Thousands of Dollars Except Per Share Data)
Income Statement Data:           2000                 1999                 1998                 1997                 1996
                            ----------------     ----------------     ----------------     ----------------     ----------------

Revenues                         $   189,098          $   158,308          $   141,398          $   148,378          $   145,992
Operating Income                      10,552                8,494                7,633                6,651                6,588
Net Income (Loss) Before
 Discontinued Operations
 and Extraordinary Item                5,112                 (415)                 277              (18,349)                (280)
Net Income (Loss)                $     3,821          $    (1,598)         $      (329)         $   (18,825)         $      (242)

Per Share Data - Basic and Diluted:
Net Income (Loss) Before
 Discontinued Operations
 and Extraordinary Item          $       .30          $      (.03)         $       .01          $     (1.38)               $(.03)
 Discontinued Operations                   -                 (.07)                   -                 (.03)                   -
 Extraordinary Item                     (.07)                   -                 (.04)                   -                    -
                            ----------------     ----------------     ----------------     ----------------     ----------------
 Net Income (Loss)               $       .23          $      (.10)         $      (.03)         $     (1.41)               $(.03)
                            ================     ================     ================     ================     ================

Weighted Average Shares
 Outstanding - Basic              17,812,464           16,947,195           14,552,462           13,632,357           13,722,552
Weighed Average Shares
 Outstanding - Diluted            18,110,421           16,947,195           16,452,433           13,632,357           13,722,552
                            ================     ================     ================     ================     ================


                                                                    As of September 30
                            ----------------------------------------------------------------------------------------------------
                                                                  (Thousands of Dollars)
Balance Sheet Data:              2000                 1999                 1998                 1997                 1996
                            ----------------     ----------------     ----------------     ----------------     ----------------

Total Assets                     $   104,633          $    83,522          $    80,843          $    71,321          $    93,330
Long-Term Debt                        40,860               33,593               29,221               23,272                    -
Total Liabilities                     92,713               76,647               73,042               61,920               68,142
Accumulated Deficit                  (18,716)             (22,889)             (21,200)             (20,717)              (1,488)
Stockholders' Equity                   9,113                5,450                6,601                7,402               23,998

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

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

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

For the year ended September 30, 2000, the Company's revenues increased $30,790,000 (19.4%) to $189,098,000 as compared to $158,308,000 for the year ended September 30, 1999. This increase was due to continued revenue gains by the Company's Overhill Farms operations. Gross margins, on a consolidated basis, increased to 18.5% in fiscal 2000 as compared to 18.0% for the preceding fiscal year. Operating income increased 24.2% to $10,552,000 in fiscal 2000 from $8,494,000 in fiscal 1999.

Other expenses in fiscal 2000 decreased $1,340,000 to $6,989,000 from $8,329,000 in fiscal 1999, due primarily to a reduction in the interest rate and a one time charge in 1999 on the note payable to related party.

Net income before discontinued operations and extraordinary item increased to $5,112,000 in fiscal 2000 from a loss of $415,000 in fiscal 1999. After the effect in fiscal 2000 of an extraordinary expense of $1,290,000 related to the early extinguishment of debt in connection with a major refinancing by Overhill and a gain of $351,000 related to the reacquisition of preferred stock, and in fiscal 1999 a loss from discontinued operations of $1,183,000, net income attributable to common stockholders amounted to $4,173,000 ($.23 per share) in the current year compared to a loss of $1,689,000 ($.10 per share) in fiscal 1999.

The Food Group revenues through Overhill increased $32,545,000 (28.9%) to $145,041,000 for the year ended September 30, 2000 as compared to $112,496,000 for the prior year. Compared to the prior fiscal year, Overhill experienced a 69.8% growth rate in airline sales, 33.7% growth in foodservice sales and 19.2% growth in retail sales. Gross margins rose to 19.2% for fiscal 2000 as compared to 18.0% for the preceding fiscal year. Operating income increased 46.4% to $10,813,000 in fiscal 2000 from $7,384,000 in fiscal 1999. Margin improvements and gains in operating income were the result of improved purchasing practices, including the outsourcing of certain production, a more effective pricing and costing strategy together with manufacturing improvements and efficiencies.

For the year ended September 30, 2000, revenues for the Forestry Group through Texas Timberjack and its subsidiaries decreased $1,755,000 (3.8%) to $44,057,000 as compared to $45,812,000 for fiscal 1999. Gross margins decreased from 22.0% in fiscal 1999 to 16.6% in fiscal 2000. Operating income in fiscal 2000 was $221,000 as compared to $1,490,000 in the prior period. Decreases in gross margins and operating income were primarily the result of the performance of TTI's sawmill operations. Management of TTI has made certain operational and personnel changes which it believes will have a favorable impact on future non-equipment operating results.

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

For the year ended September 30, 1999, the Company's revenues from continuing operations increased $16,910,000 (12%) to $158,308,000 as compared to $141,398,000 for the year ended September 30, 1998. The increase was due to revenue gains in the Company's Overhill Farms subsidiary. Gross margins, on a consolidated basis, remained constant at 18% with a decrease in margins at TTI offset by improvements at Overhill Farms. During the period, operating income increased 11% to $8,494,000 for fiscal 1999 from $7,633,000 the preceding year.

Other income and expenses amounted to a net expense of $8,329,000 in 1999 as compared to $7,299,000 in 1998. The prior year amounts were reported net of a one time gain of $988,000 from the sale of the Company's office building in December 1997.

The net loss for fiscal 1999 of $1,598,000, increased by $1,269,000 from a loss of $329,000 reported in the prior year. The net loss for the year included charges for $300,000 related to a tax assessment against TTI, $225,000 for income allocable to subsidiary warrant holder and $1,183,000 related to the discontinued operations of PIC. The 1998 amount was reported net of an extraordinary charge of $616,000, related to the early extinguishment of Overhill debt.

The Food Group's revenues increased $19,147,000 (21%) to $112,496,000 for the period ending September 30, 1999 as compared to $93,349,000 the same period in the prior year. Revenue gains were made in three of the four market segments the Company serves with the largest gains coming from the foodservice segment. Increases in this area were driven by the acquisition of two new national accounts (Panda Express and Denny's) as well as increases from existing accounts. Gross margins for fiscal 1999 for the Food Group rose to 18% as compared to 15.8% for the previous year. Operating income for fiscal 1999 increased by $2,408,000 (48%) to $7,384,000 as compared to $4,976,000 for fiscal
1998. Improvements in gross margins and operating income are attributed to a cost reduction program initiated in 1999 involving outsourcing some of the Company's production, improved purchasing practices and the addition of new profitable accounts. Income before income taxes for the Food Group increased to $1,647,000 for fiscal 1999 as compared to a loss before income taxes of $180,000 in the prior fiscal year.

For the year ended September 30, 1999, revenues for the Forestry Group decreased $2,237,000 (5%) to $45,812,000 as compared to $48,049,000 for the fiscal year ended September 30, 1998. Gross margins decreased from almost 22% in fiscal 1998 to 18% in fiscal 1999. Operating income for the Forestry Group in fiscal 1999 was $1,490,000 as compared to $4,077,000 for the prior year. The decrease in gross margins and operating income for the current period are primarily the result of a change in product mix sold by the group in fiscal 1999. During the period, sales of logging equipment, particularly used equipment, which historically yields relatively higher percentage gross profits, decreased markedly. Total equipment sales were down approximately 24% as compared to fiscal 1998. These decreased sales were partially offset by gains in sales of raw wood and timber products, which brought lower gross margins than historical equipment sales.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased $1,147,000 to $1,522,000 at September 30, 2000, compared to $375,000 at September 30, 1999.

The Company's operating activities in 2000 resulted in cash provided of $3,775,000, as compared to cash provided of $2,552,000 in 1999. The cash generated during the current year is generally related to improved operating profits, along with increases in trade accounts payable at both Overhill and Texas Timberjack, in part due to a new vendor program, offset by increases in accounts receivable and inventories, primarily related to the volume increases at Overhill.

The Company's investing activities for the year ended September 30, 2000 resulted in a use of cash of $5,701,000, as compared to a use of cash of $1,994,000 in 1999. The use of cash resulted primarily from Overhill's acquisition of the Chicago Brothers operations, coupled with capital expenditures primarily related to the growth of Overhill.

The Company's financing activities for the current year resulted in cash provided of $3,073,000, as compared to a use of cash of $584,000 in 1999. This year's results were impacted primarily by the refinancing, on a long term basis, of Overhill's indebtedness, as discussed below, together with debt incurred in connection with the Chicago Brothers purchase by Overhill.

In November 1999, Overhill refinanced substantially all of its existing debt. The total facility amounted to $44 million, consisting of a $16 million line of credit provided by Union Bank of California, N.A. ("Union Bank") together with $28 million in the form of a five-year term loan provided by Levine Leichtman Capital Partners II, L.P. ("LLCP").

The line of credit with Union Bank expires in November 2002 and provides for borrowings limited to the lesser of $16 million or an amount determined by a defined borrowing base consisting of eligible Overhill receivables and inventories. Borrowings under the line of credit bear interest at a rate, as selected by Overhill at the time of borrowing, of prime plus .25% or LIBOR plus 2.75%. The Union Bank agreement provides, among other things, that Overhill will be subject to an unused line of credit fee of .25% per annum. The agreement contains various covenants including restrictions on capital expenditures, and specified net worth levels and debt service ratios. In addition, the terms of the agreement generally prohibit loans, dividends or advances from Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels. The line of credit is guaranteed by the Company and collateralized by certain assets of Overhill and all of the Overhill common stock owned by the Company.

The term loan with LLCP is a secured senior subordinated note bearing interest at 12% per annum, with interest payable monthly until maturity in October 2004. Principal payments in an amount equal to 50% of the excess cash flow, as defined, for Overhill's previous fiscal year are also payable annually commencing in January 2001. The amount of such principal payment for the year ended September 30, 2000 is approximately $2.0 million. Voluntary principal payments are permitted after October 31, 2001, subject to certain prepayment penalties. The agreement contains various covenants including restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the agreement restrict changes in control, generally prohibit loans, dividends, or advances by Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels. The term loan with LLCP is guaranteed by the Company and collateralized by certain assets of Overhill. The agreement also requires Overhill to pay to LLCP, during each January, annual consulting fees of $180,000.

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

As a result of these transactions, Overhill repaid in full the $22.7 million senior subordinated notes payable and the $9.6 million revolving line of credit. Additionally, Overhill repurchased for $3.7 million the warrants held by the previous subordinated lender to purchase 30% of Overhill's common stock. Also in connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to Polyphase for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which was paid to the lenders. The early extinguishment of the previous indebtedness resulted in an extraordinary loss of approximately $1.3 million (net of a $500,000 refund for early payment of the senior subordinated notes), which was recognized during the year ended September 30, 2000.

In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of various maturity dates thereafter, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2000, the note had a total unpaid balance of $19,390,120 (principal of $16,347,191 and accrued interest of $3,042,900), bearing interest at 9% per annum with a maturity date of October 10, 2002, and allowing for principal and interest payments to be made with amounts upstreamed to Polyphase by Timberjack for the payment of taxes (subject to the approval of Timberjack's Board of Directors and its lenders). In connection with a previous modification in 1998, the Company agreed to assign Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, and previously held by Mr. Estes as secondary collateral. These shares, which were recovered in 1999 on behalf of Mr. Estes, had a value of $875,000, which was charged to interest expense in 1999.

TTI has an $8.0 million revolving line of credit with Bank of America, N.A. (formerly NationsBank of Texas, N.A.). Amounts advanced under the line of credit bear interest at prime less .25% (approximately 9.25% at September 30, 2000), and are collateralized by substantially all of TTI's assets. The line of credit agreement contains various covenants related to receivables, capital expenditures, inventories, debt ratios, contingent liabilities and payment of dividends. Furthermore, the terms of the revolving line of credit generally prohibit dividends, loans or advances from TTI to the Company, but permit the payment of taxes. The Company has guaranteed all obligations under the TTI revolving line of credit. Availability under the line as of September 30, 2000 amounted to approximately $5.5 million. TTI intends to renew the revolving credit facility upon maturity in March 2001.

TTI's majority-owned subsidiary, Southern Forest Products, LLC ("SFP"), has a $589,000 revolving line of credit with Bank of America, N.A. The line of credit expires in March 2001, and amounts advanced under the line bear interest at prime plus .5% (approximately 10% at September 30, 2000), are collateralized by substantially all of the assets of SFP and are guaranteed by a related party. Availability under the line as of September 30, 2000 amounted to approximately $89,000.

TTI and SFP, jointly and severally, also have a $3.5 million loan with Bank of America, N.A. The term note requires interest payments monthly at prime plus
 .5%, is collateralized by substantially all the assets of SFP and is guaranteed by a related party. The note matures March 2001, at which time TTI intends to renew the facility on a favorable amortization basis.

The Company believes that the funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months.

Year 2000

The Company has experienced no significant disruptions related to the Year 2000 Issue subsequent to January 1, 2000. Costs incurred to replace and/or modify software and hardware related to the Year 2000 issue were immaterial and charged to expense as incurred.


ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

The Company's interest expense is affected by changes in prime and LIBOR rates as a result of its various line of credit arrangements (see Item 7). If these market rates increase by an average of 1% in fiscal 2001, the Company's interest expense would increase by approximately $250,000 based on the outstanding line of credit balances at September 30, 2000.

The Company does not own, nor does it have an interest in any other market risk sensitive instruments. See Item 1 "Description of Business."


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


ITEM 11. Executive Compensation.
         -----------------------

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

                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
         ---------------------------------------------------------------

(a)  1. and 2. Financial Statements and Financial Statement Schedule.

  1. The following consolidated financial statements of Polyphase Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended September 30, 2000, are included in Item 8:

     Report of Independent Auditors                                                       F-2

     Consolidated Balance Sheets--September 30, 2000 and 1999                             F-3

     Consolidated Statements of Operations--Years ended September 30, 2000, 1999
     and 1998                                                                             F-5

     Consolidated Statements of Stockholders' Equity--Years ended September 30, 2000,
     1999 and 1998                                                                        F-7

     Consolidated Statements of Cash Flows--Years ended September 30, 2000, 1999
     and 1998                                                                             F-8

     Notes to Consolidated Financial Statements                                           F-11

  2. The following consolidated financial statement schedule of Polyphase Corporation and subsidiaries is included in item 14(a):

     Schedule I -- Condensed Financial Information of Registrant  F-41

  All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. Exhibits

  3.1 Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company's registration statement on Form S-8 [No. 33-82008], filed with the Commission on July 27, 1994 [the "1994 Form S-8"])

  3.2 Bylaws of Polyphase Corporation, as amended April 26, 1999 (incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 [the "1999 Form 10-K"])

  4.1   Certificate of Designation relating to the Series A-3 Preferred
        Stock (incorporated by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 [the "1995 Form 10-K"])

  +10.1 Stock Option Agreement for James Rudis (incorporated by reference from Exhibit 10.5 to the Company's Form 8-B, filed with the Commission on August 27, 1994 [the "Form 8-B"])

  +10.2 Stock Option Agreement for William E. Shatley (incorporated by reference from Exhibit 10.6 to the Form 8-B)

  +10.3  Employment Agreement, dated as of November 1, 1993, between
         Harold Estes and Texas Timberjack, Inc. (incorporated by reference from
         Exhibit 2 to the Company's Form 8-K dated June 24, 1994 [the "1994 Form 8-K"])

  10.4 Pledge Agreement, dated as of June 24, 1994, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit
         10.10 to the Form 8-B)

  10.5 Security Agreement, dated as of June 24, 1994, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from
         Exhibit 10.11 to the Form 8-B)

  10.6   Stock Option Agreement, dated as of October 21, 1992, between
         Polyphase Corporation and the Pyrenees Group (incorporated by reference from Exhibit 10.12 to the Form 8-B)

  10.7 Promissory Note in the amount of $2,000,000, from Pyrenees Group, as maker, to Polyphase Corporation, dated November 1, 1995, related to the exercise of options on Series D Preferred Stock (incorporated by reference from Exhibit 10.29 to the 1995 Form 10-K)

  10.8   Security Agreement, dated as of November 1, 1995, between
         Pyrenees Group and Polyphase Corporation (incorporated by reference from Exhibit 10.30 to the 1995 Form 10-K)

  10.9   Convertible Preferred Stock Purchase Agreement, dated as of
         November 10, 1995, by and between Polyphase Corporation and Infinity Investors, Limited (incorporated by reference from Exhibit 10.32 to the 1995 Form 10-K)

  +10.10 Stock Option Agreement for James Rudis dated July 23, 1996
         (incorporated by reference from Exhibit 10.51 to the Company's Annual Report on form 10-K for the year ended September 30, 1996 [the "1996 Form 10-K"])

  +10.11 Stock Option Agreement for William E. Shatley dated July 23, 1996
         (incorporated by reference from Exhibit 10.52 to the 1996 Form 10-K)

  +10.12 Stock Option Agreement for Michael F. Buck dated July 23, 1996
         (incorporated by reference from Exhibit 10.53 to the 1996 Form 10-K)

  +10.13 Stock Option Agreement for George R. Schrader dated July 23, 1996
         (incorporated by reference from Exhibit 10.54 to the 1996 Form 10-K)

  10.14  Term Loan Agreement in the amount of $22,500,000, dated
         December 4, 1997, among Overhill Farms, Inc. as borrower, Polyphase Corporation as guarantor and The Long Horizons, Fund, L.P. as lender (incorporated by reference from Exhibit 10.64 to the Company's Annual Report on form 10-K for the year ended September 30, 1997 [the "1997 Form 10-K"])

  10.15 Common Stock Purchase Warrant, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P. (incorporated by reference from Exhibit 10.69 to the 1997 Form 10-K)

  10.16 Voting Rights Agreement, dated December 4, 1997, among Polyphase Corporation, The Long Horizons Fund, L.P. and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.70 to the 1997 Form 10-K)

  10.17 Warrant to Purchase 500,000 Shares of Common Shares of Polyphase Corporation by Black Sea Investments, Ltd., dated August 29, 1997 (incorporated by reference from Exhibit 10.76 to the 1997 Form 10-K)

  10.18  Offshore Securities Subscription Agreement to purchase 7,500
         Shares of Series F 6% Convertible Preferred between Polyphase Corporation and Black Sea Investments, Ltd., dated August 29,1997 (incorporated by reference from Exhibit 10.77 to the 1997 Form 10-K)

  10.19  Common Stock Purchase Warrant, dated April 24, 1998, covering
         105,000 shares issued to Merrill Lynch World Income Fund, Inc.(incorporated by reference from Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 [the "1998 Form 10-K])

  10.20 Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch Convertible Fund, Inc. (incorporated by reference from Exhibit 10.82 to the 1998 Form 10-K)

  10.21  Common Stock Purchase Warrant, dated April 24, 1998, covering
         52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1) (incorporated by reference from Exhibit 10.83 to the 1998 Form 10-K)

  10.22  Common Stock Purchase Warrant, dated April 24, 1998, covering
         52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1a) (incorporated by reference from Exhibit 10.84 to the 1998 Form 10-K)

  10.23  Common Stock Purchase Warrant, dated April 24, 1998, covering
         52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2) (incorporated by reference from Exhibit 10.85 to the 1998 Form 10-K)

  10.24  Common Stock Purchase Warrant, dated April 24, 1998, covering
         52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2a) (incorporated by reference from Exhibit 10.86 to the 1998 Form 10-K)

  10.25 Registration Rights Agreement, dated as of April 24, 1998, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Merrill Lynch Convertible Fund, Inc. (incorporated by reference from
         Exhibit 10.87 to the 1998 Form 10-K)

  10.26 Guaranty, dated August 7, 1998 by Polyphase Corporation to NationsBank (incorporated by reference from Exhibit 10.88 to the 1998 Form 10-K)

  10.27 Loan Agreement in the amount of $12,000,000 dated August 7, 1998 between NationsBank, as lender and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.89 to the 1998 Form 10-K)

  10.28 Promissory Note in the amount of $4,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.90 to the 1998 Form 10-K)

  10.29 Promissory Note in the amount of $8,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.91 to the 1998 Form 10-K)

  10.30 Security Agreement dated August 7, 1998 by Texas Timberjack to NationsBank (incorporated by reference from Exhibit 10.92 to the 1998 Form 10-K)

  +10.31 Stock Option Agreement for Michael F. Buck, dated March 17, 1998
         (incorporated by reference from Exhibit 10.93 to the 1998 Form 10-K)

  +10.32 Stock Option Agreement for George R. Schrader, dated March 17, 1998
         (incorporated by reference from Exhibit 10.94 to the 1998 Form 10-K)

  10.33 Stock Purchase Agreement, effective of September 30, 1999, by and among Polyphase Corporation, Polyphase Instrument Acquisition Corporation and Polyphase Instrument Co. (incorporated by reference from Exhibit 10.76 to the 1999 Form 10-K)

  10.34 Promissory Note, dated September 30, 1999 in the principal amount of $1,000,000, payable to the order of Polyphase Corporation, as payee by Polyphase Instrument Acquisition Corporation, as maker (incorporated by reference from Exhibit 10.77 to the 1999 Form 10-K)

  10.35 Pledge Agreement, entered into on September 30, 1999, by and between Polyphase Instrument Acquisition Corporation, as pledgor, and Polyphase Corporation, as secured party (incorporated by reference from Exhibit
         10.78 to the 1999 Form 10-K)

  10.36  Guaranty, executed as of September 30, 1999, by Polyphase
         Instrument Co., as guarantor, in favor of Polyphase Corporation, as payee, on promissory note executed by Polyphase Instrument Acquisition Corporation, as maker (incorporated by reference from Exhibit 10.79 to the 1999 Form 10-K)

  10.37 Security Agreement entered into effective September 30, 1999, by and between Polyphase Instrument Co., as pledgor, and Polyphase Corporation, as secured party (incorporated by reference from Exhibit
         10.80 to the 1999 Form 10-K)

  +10.38 Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (incorporated by reference from Exhibit
         10.81 to the 1999 Form 10-K)

  +10.39 Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and William E. Shatley (incorporated by reference from Exhibit 10.82 to the 1999 Form 10-K)

  10.40 Settlement Agreement and Mutual Release of Claims, effective November 30, 1999, by and among Infinity Investors Limited, Polyphase Corporation, James Rudis, William E. Shatley, Michael F. Buck, and George R. Schrader (incorporated by reference from Exhibit 10.83 to the 1999 Form 10-K)

  10.41 Loan and Security Agreement, dated November 24, 1999, between Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N.A. (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the period ended December 31, 1999 [the December 1999 Form 10-Q"])

  10.42 Revolving Note, dated November 24, 1999, in the principal amount of $16,000,000, payable to the order of Union Bank of California, N.A., as payee, by Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.2 to the December 1999 Form 10-Q)

  10.43 Continuing Guaranty, dated November 24, 1999, by Overhill L.C. Ventures, Inc. and Polyphase Corporation in favor of Union Bank of California, N.A. (incorporated by reference from Exhibit 10.3 to the December 1999 Form 10-Q)

  10.44 Pledge Agreement, dated November 24, 1999, by Overhill Farms, Inc., Polyphase Corporation and Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (incorporated by reference from
           Exhibit 10.4 to the December 1999 Form 10-Q)

  10.45 Intercreditor and Subordination Agreement, entered into as of November 24, 1999, by and between Levine Leichtman Capital Partners II, L.P., as subordinated lender, and Union Bank of California, N.A., as senior lender (incorporated by reference from Exhibit 10.5 to the December 1999 Form 10-Q)

  10.46 Securities Purchase Agreement, dated as of November 24, 1999, by and among Overhill Farms, Inc., as issuer, Polyphase Corporation and Overhill L.C. Ventures, Inc., as guarantors, and Levine Leichtman Capital Partners II, L.P., as purchaser (incorporated by reference from Exhibit 10.6 to the December 1999 Form 10-Q)

  10.47 Secured Senior Subordinated Note, dated November 24, 1999, in the principal amount of $28,000,000, payable to the order of Levine Leichtman Capital Partners II, L.P., as holder, by Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.7 to the December 1999 Form 10-Q)

  10.48 Warrant to Purchase 166.04 Shares of Common Stock of Overhill Farms, Inc., dated November 24, 1999, by Levine Leichtman Capital Partners II, L.P. (incorporated by reference from Exhibit 10.8 to the December 1999 Form 10-Q)

  10.49 Investor Rights Agreement, entered into as of November 24, 1999, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L. P. (incorporated by reference from
           Exhibit 10.9 to the December 1999 Form 10-Q)

  10.50** Asset Purchase Agreement, entered into as of August 7, 2000, by and between Overhill Farms, Inc. and SSE Manufacturing, Inc.

  10.51** Master Co-Pack Agreement, entered into as of August 7, 2000, by and between Schwan's Sales Enterprises, Inc. and Overhill Farms, Inc.

  10.52** First Amendment to Loan and Security Agreement, entered into as of August 23, 2000, by and between Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N. A.

  10.53** First Amendment to Intercreditor and Subordination Agreement, entered into as of August 23, 2000, by and between Levine Leichtman Capital Partners II, L.P. and Union Bank of California, N.A,

  10.54** Term Note, dated August 23, 2000, in the principal amount of $2,400,000, payable to the order of Union Bank of California, N.A., as payee, and Overhill Farms, Inc., as borrower

  10.55** Consent and First Amendment to Securities Purchase Agreement, entered into as of August 23, 2000, by and among Overhill Farms, Inc., Levine Leichtman Capital Partners II, L.P., Polyphase Corporation and Overhill L.C. Ventures, Inc.

  10.56** Amendment to Investor Rights Agreement, entered into as of August 25, 2000, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L.P.

  21.1**   Subsidiaries of the Registrant.

  23.1**   Consent of Independent Auditors

  27.1**   Financial Data Schedule
__________
  +    Management contract or compensatory plan or arrangement.
  **   Filed herewith.


(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 2000.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYPHASE CORPORATION


By:  /s/ James Rudis                                   December 12, 2000
     ---------------
     James Rudis
     Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /s/ James Rudis                                       December 12, 2000
----------------
James Rudis
Chief Executive Officer,
Chairman of the Board and
President (Principal Executive
Officer)



 /s/ William E. Shatley                                December 12, 2000
-----------------------
William E. Shatley
Senior Vice President,  Secretary,
Treasurer, Chief Financial Officer
and Director (Principal Financial
and Accounting Officer)



 /s/ George R. Schrader                                December 12, 2000
-----------------------
George R. Schrader
Director



 /s/ Michael F. Buck                                   December 12, 2000
--------------------
Michael F. Buck
Director

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors ........................................ F-2


Financial Statements:
--------------------

   Consolidated Balance Sheets......................................... F-3
   Consolidated Statements of Operations............................... F-5
   Consolidated Statements of Stockholders' Equity..................... F-7
   Consolidated Statements of Cash Flows............................... F-8
   Notes to Consolidated Financial Statements.......................... F-11

Financial Statement Schedule:
----------------------------

   Schedule I - Condensed Financial Information of Registrant.......... F-41

                        Report of Independent Auditors


To the Board of Directors and Stockholders of Polyphase Corporation


We have audited the accompanying consolidated balance sheets of Polyphase Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Polyphase Corporation and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                            ERNST & YOUNG LLP


December 11, 2000
Dallas, Texas

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                Assets

                                                                   September 30,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------     -----------
Current assets:
 Cash                                                       $  1,522,347     $   375,408
 Receivables, net of allowance for doubtful accounts of
  $433,359 and $502,667 in 2000 and 1999, respectively:
   Trade accounts                                             20,399,265      17,373,364
   Current portion of sales contracts, net of deferred
    income of $1,498,581 and $2,393,263 in 2000 and 1999,
    respectively                                               4,145,318       4,765,072
   Notes                                                       3,642,112       3,359,777
 Inventories                                                  36,120,187      30,924,744
 Prepaid expenses and other                                    3,062,932       1,663,269
                                                            ------------     -----------
      Total current assets                                    68,892,161      58,461,634
                                                            ------------     -----------

Property and equipment:
 Land                                                            432,000         432,000
 Buildings and improvements                                    3,792,009       3,481,009
 Machinery, equipment and other                               11,986,465       8,929,988
                                                            ------------     -----------
                                                              16,210,474      12,842,997
 Accumulated depreciation                                      8,281,568       7,114,989
                                                            ------------     -----------
                                                               7,928,906       5,728,008
                                                            ------------     -----------
Other assets:
 Noncurrent receivables, net of allowance for
  doubtful accounts of  $1,200,000 and $1,305,220
  in 2000 and 1999, respectively:
    Sales contracts, net of deferred income of $710,297
     and $781,724 in 2000 and 1999, respectively               2,094,718       2,114,591
    Related parties                                            1,202,183       1,523,096
 Excess of cost over fair value of net assets acquired,
  net of accumulated amortization of $4,687,461
  and $3,754,614 in 2000 and 1999, respectively               16,881,886      12,178,209
 Other intangible assets, net                                  1,734,858       1,216,393
 Restricted cash                                                 633,124         625,623
 Assets held for sale                                          1,926,264            -
 Other                                                         3,338,653       1,674,388
                                                            ------------     -----------
                                                              27,811,686      19,332,300
                                                            ------------     -----------
Total Assets                                                $104,632,753     $83,521,942
                                                            ============     ===========

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     Liabilities and Stockholders' Equity


                                                                         September 30,
                                                          -----------------------------------------
                                                                 2000                    1999
                                                          -----------------      ------------------
Current liabilities:
 Notes payable                                                 $  7,674,131            $  4,403,264
 Accounts payable                                                14,903,684               9,937,347
 Accrued expenses and other                                       4,004,971               3,374,493
 Current maturities of long-term debt                             3,891,579               6,798,467
                                                          -----------------      ------------------
      Total current liabilities                                  30,474,365              24,513,571

Long-term debt, less current maturities                          40,859,613              33,592,522
Notes payable and accrued interest to related party              20,746,384              17,914,842
Reserve for credit guarantees                                       633,124                 625,623
                                                          -----------------      ------------------
      Total liabilities                                          92,713,486              76,646,558

Commitments and contingencies

Warrants to purchase common stock of subsidiary                   2,806,175               1,425,378

Stockholders' equity:
 Preferred stock, $.01 par value, authorized 50,000,000
  shares, issued and outstanding, none and 56,440 shares
  in 2000 and 1999, respectively                                       -                        564
 Common stock, $.01 par value, authorized 100,000,000
  shares, issued and outstanding, 17,812,464 shares                 178,125                 178,125
 Paid-in capital                                                 27,650,734              28,159,887
 Accumulated deficit                                            (18,715,767)            (22,888,570)
                                                          -----------------      ------------------
      Total stockholders' equity                                  9,113,092               5,450,006
                                                          -----------------      ------------------

Total Liabilities and Stockholders' Equity                     $104,632,753            $ 83,521,942
                                                          =================      ==================

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Years Ended
                                                                           September 30,
                                                 ---------------------------------------------------------------
                                                         2000                   1999                   1998
                                                 -----------------      -----------------      -----------------
Net revenues                                     $     189,097,939      $     158,308,110      $     141,398,339
Cost of sales                                          153,990,653            129,840,884            116,076,348
                                                 -----------------      -----------------      -----------------
Gross profit                                            35,107,286             28,467,226             25,321,991

Selling, general and administrative expenses            24,555,438             19,973,627             17,688,569
                                                 -----------------      -----------------      -----------------
Operating income                                        10,551,848              8,493,599              7,633,422

Other income (expenses):
 Interest expense                                       (8,072,133)            (9,485,892)            (8,830,391)
 Interest income and other                               1,082,993              1,156,433              1,530,937
                                                 -----------------      -----------------      -----------------
Total other expenses                                    (6,989,140)            (8,329,459)            (7,299,454)
                                                 -----------------      -----------------      -----------------

Income before income taxes, income
 allocable to subsidiary warrant holder,
 discontinued operations and
 extraordinary item                                      3,562,708                164,140                333,968

Income tax (expense) benefit                             1,985,244               (353,881)               (56,575)
                                                 -----------------      -----------------      -----------------
                                                         5,547,952               (189,741)               277,393

Income allocable to subsidiary warrant
 holder                                                    436,175                225,378                   -
                                                 -----------------      -----------------      -----------------
 Net income (loss) before discontinued
  operations and extraordinary item                      5,111,777               (415,119)               277,393

Discontinued operations                                       -                (1,182,508)                 9,955
Extraordinary item--early
 extinguishment of debt                                 (1,290,431)                  -                  (616,239)
                                                 -----------------      -----------------      -----------------
Net income (loss)                                        3,821,346             (1,597,627)              (328,891)

Gain (dividends) on  reacquired
 preferred stock                                           351,457                (91,199)              (154,250)
                                                 -----------------      -----------------      -----------------

Net income (loss) attributable to
 common stockholders                             $       4,172,803      $      (1,688,826)     $        (483,141)
                                                 =================      =================      =================


                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                                                                         For the Years Ended
                                                                            September 30,
                                                ------------------------------------------------------------------
                                                       2000                    1999                    1998
                                                ------------------      ------------------      ------------------
Per share data - basic and diluted:

Net income (loss) per common share:

Net income (loss) before discontinued
  operations and extraordinary item                    $       .30             $      (.03)            $       .01

Discontinued operations                                        -                      (.07)                    -

Extraordinary item                                            (.07)                    -                      (.04)
                                                ------------------      ------------------      ------------------
Net income (loss) per common share                     $       .23             $      (.10)            $      (.03)
                                                ==================      ==================      ==================
Weighted average shares outstanding - basic             17,812,464              16,947,195              14,552,462
                                                ==================      ==================      ==================
Weighted average shares outstanding - diluted           18,110,421              16,947,195              16,452,433
                                                ==================      ==================      ==================

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 2000

                                                          Preferred Stock                  Common Stock
                                                     Shares           Amount          Shares        Amount
                                               ----------------------------------------------------------------
Balance, September 30, 1997                         132,500            $1,325         13,664,109      $136,641

Conversion of preferred shares and
 accrued dividends to common stock                  (17,500)             (175)         1,205,941        12,059
Issuance of warrants
Exercise of stock purchase warrants                                                      210,000         2,100
Stock issuance costs
Settlement of stock option cancellation
Dividends on preferred stock
Net loss (comprehensive loss)
                                                  ----------       ----------        ----------     ----------
Balance, September 30, 1998                          115,000            1,150        15,080,050        150,800
                                                  ----------       ----------        ----------     ----------
Conversion of preferred shares and
 accrued dividends to common stock                   (58,560)            (586)        2,302,414         23,025
Exercise of stock options                                                               430,000          4,300
Reduction of Pyrenees note upon
 recovery of common stock
Dividends on preferred stock
Net loss (comprehensive loss)
                                                  ----------       ----------        ----------     ----------
Balance, September 30, 1999                           56,440              564        17,812,464        178,125
                                                  ----------       ----------        ----------     ----------
Reacquision of preferred stock                       (56,440)            (564)
Stock option granted for services
Net income (comprehensive income)
                                                  ----------       ----------     ----------     ----------
Balance, September 30, 2000                              --        $      --      17,812,464     $  178,125
                                                  ==========       ==========     ==========     ==========

                                                   Paid-in         Accumulated        Notes
                                                   Capital           Deficit        Receivable      Total
                                               --------------------------------------------------------------
Balance, September 30, 1997                      $28,955,695      $(20,716,603)     $(975,319)     $7,401,739

Conversion of preferred shares and
 accrued dividends to common stock                    10,616                                           22,500
Issuance of warrants                                 175,000                                          175,000
Exercise of stock purchase warrants                                                                     2,100
Stock issuance costs                                 (17,500)                                         (17,500)
Settlement of stock option cancellation             (500,000)                                        (500,000)
Dividends on preferred stock                                          (154,250)                      (154,250)
Net loss (comprehensive loss)                                         (328,891)                      (328,891)
                                                 -----------      ------------      ---------      ----------
Balance, September 30, 1998                       28,623,811       (21,199,744)      (975,319)      6,600,698
                                                 -----------      ------------      ---------      ----------
Conversion of preferred shares and
 accrued dividends to common stock                   183,208                                          205,647
Exercise of stock options                            109,437                                          113,737
Reduction of Pyrenees note upon
 recovery of common stock                           (756,569)                         975,319         218,750
Dividends on preferred stock                                           (91,199)                       (91,199)
Net loss (comprehensive loss)                                       (1,597,627)                    (1,597,627)
                                                 -----------      ------------      ---------      ----------
Balance, September 30, 1999                       28,159,887       (22,888,570)           --        5,450,006
                                                 -----------      ------------      ---------      ----------
Reacquision of preferred stock                      (563,842)          351,457                       (212,949)
Stock option granted for services                     54,689                                           54,689
Net income (comprehensive income)                                    3,821,346                      3,821,346
                                                 -----------      ------------      ---------      ----------
Balance, September 30, 2000                      $27,650,734      $(18,715,767)     $     --       $9,113,092
                                                 ===========      ============      =========      ==========

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended
                                                                     September 30,
                                          -----------------------------------------------------------------
                                                2000                   1999                     1998
                                          -----------------     ------------------      -------------------
Cash flows provided by (used in) operating
 activities:
Net income (loss)                               $ 3,821,346            $(1,597,627)            $   (328,891)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
   Depreciation and amortization                  3,275,817              4,559,507                4,192,271
   Provision for doubtful accounts                  302,719                176,793                  535,489
   Gain on sale of assets                                 -                      -                 (987,857)
   Recoveries on related party
    receivable                                                            (656,250)                       -
   Stock options granted for services                54,689                      -                        -
   Deferred income taxes                         (2,074,000)                     -                        -
   Income allocable to subsidiary warrant
    holder                                          436,175                225,378                        -

   Loss (income) from discontinued
    operations                                            -              1,182,508                   (9,955)

   Extraordinary item                             1,290,431                      -                  616,239
Changes in:
   Accounts and sales contracts receivable       (2,488,993)            (5,901,611)                (143,202)
   Inventories                                   (5,595,443)             1,433,645              (11,737,432)
   Prepaid expenses and other                      (989,928)            (1,197,500)                 223,504
   Accounts payable                               4,966,337              3,998,249               (1,388,710)
   Accrued expenses and other                       775,481                329,190                  593,440
                                          -----------------     ------------------      -------------------
     Net cash provided by (used in)
       operating activities                       3,774,631              2,552,282               (8,435,104)
                                          -----------------     ------------------      -------------------

Cash flows provided by (used in) investing
 activities:
   Capital expenditures, net                     (1,317,882)            (1,299,306)              (1,315,403)
   Acquisition of Chicago Brothers               (4,221,551)                     -                        -
   Notes and other receivables                     (282,335)            (1,622,461)              (1,131,537)
   Receivables from related parties                 120,913               (852,441)                  13,654
   Cash from sale of subsidiary                           -              1,780,000                        -
                                          -----------------     ------------------      -------------------
     Net cash used in investing
        activities                              $(5,700,855)           $(1,994,208)            $ (2,433,286)
                                          -----------------     ------------------      -------------------

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                                                                  For the Years Ended
                                                                     September 30,
                                          -----------------------------------------------------------------
                                                 2000                   1999                    1998
                                          ------------------      -----------------      ------------------
Cash flows provided by (used in) financing
 activities:
 Net borrowings (principal payments) on
  line of credit arrangements                   $  2,659,331            $ 1,404,600            $  3,041,139
 Borrowings on other notes payable
  and long-term debt                              30,682,504              1,607,437              31,293,906
 Principal payments on long term debt             (1,510,765)            (3,533,333)             (6,282,280)
 Repayment of subordinated debt                  (22,675,000)                     -             (13,000,000)
 Redemption of Overhill warrants                  (3,700,000)                     -              (2,000,000)
 Deferred financing costs                         (1,932,907)                     -              (2,718,015)
 Repurchase of preferred stock                      (450,000)                     -                       -
 Exercise of common stock options
  and warrants                                             -                 28,436                   2,100
 Dividends on preferred stock                              -                (91,199)               (154,250)
 Common stock issuance costs                               -                      -                 (17,500)
                                          ------------------      -----------------      ------------------
   Net cash provided by (used in)
    financing activities                           3,073,163               (584,059)             10,165,100
                                          ------------------      -----------------      ------------------

Net increase (decrease) in cash                    1,146,939                (25,985)               (703,290)
Cash at beginning of year                            375,408                401,393               1,104,683
                                          ------------------      -----------------      ------------------
Cash at end of year                             $  1,522,347            $   375,408            $    401,393
                                          ==================      =================      ==================

Supplemental schedule of cash flow
 information:
 Cash paid during the year for:
  Interest                                      $  5,762,406            $ 4,895,427            $  5,391,913
                                          ==================      =================      ==================
  Income taxes                                  $     19,858            $         -            $          -
                                          ==================      =================      ==================

                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

In connection with the Overhill Farms refinancing in November 1999, warrants to purchase 17.5% of the common stock of Overhill at a nominal exercise price were issued having an estimated fair market value of $2,370,000 (see Notes 8 and 10).

In connection with the Overhill Farms refinancing in November 1999, the Company accrued a $500,000 liability related to a cash payment obligation of the Company in the event Overhill does not repurchase the warrants to purchase 17.5% of Overhill's common stock, which were issued in connection with the refinancing (see Notes 8 and 10).

In connection with Overhill Farms' acquisition of Chicago Brothers during fiscal 2000, $900,000 of the purchase price was represented by a note to the seller (see Note 8).

During the current fiscal year, the Company exchanged timber inventory valued at $400,000 for stock of a company which was previously owned by a related party (see Note 13).

During 1999, the Company recovered 2,000,000 shares of its common stock from a former related party, of which 500,000 shares were used to satisfy a note receivable and 1,500,000 shares were recorded as other income. As the Company had previously assigned all of its rights to the 2,000,000 shares to another related party in connection with a previous debt extension, interest expense of $875,000 was recorded in connection with the recovery (see Notes 9, 10 and 13).

In December 1998, the Company settled certain obligations by granting options on 145,000 shares of common stock, exercisable 130,000 shares at $.01 per share and 15,000 shares at $.50 per share. The options were valued at $28,000 and charged to expense in fiscal 1999.

The Company issued common shares valued at $205,647 in 1999 and $22,500 in 1998 in payment of accrued dividends on preferred stock.

In September 1998, the Company recorded a liability, together with a corresponding charge to paid in capital, for $500,000 in connection with the settlement of a lawsuit. In December 1998 and January 1999, the Company made partial payments on the obligation, together with certain associated expenses, by granting options on 300,000 shares of common stock, exercisable at $.01 per share. The options were valued at of $85,000 and charged to expense in fiscal 1998.

In connection with the refinancing of certain indebtedness with Merrill Lynch in December 1997, the Company issued warrants to purchase 210,000 shares of the Company's common stock exercisable at $.01 per share and 210,000 shares exercisable at $1.125 per share. Such warrants were valued at $175,000 and charged to expense ratably over the remaining term of the associated loan.

In connection with the Overhill Farms refinancing in December 1997, warrants to purchase 30% of the common stock of Overhill at a nominal exercise price were issued having an estimated fair market value of $1,200,000 (see Notes 8 and 10).


                  The accompanying notes are an integral part of these consolidated financial statements

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


1.  COMPANY AND ORGANIZATIONAL MATTERS

    Nature of Business

    Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, currently operates in two industry segments: the food segment and the forestry segment. The food segment (the "Food Group"), which consists of the Company's Overhill Farms, Inc. ("Overhill") subsidiary, produces high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties. Overhill is a wholly-owned subsidiary of the Company, subject to warrants outstanding to purchase Overhill's common stock (see Note 10). The forestry segment (the "Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and TTI's majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and sawmill operations. The Company's transformer segment (the "Transformer Group") was discontinued in fiscal 1999, as a result of the sale by the Company of its wholly-owned subsidiary, Polyphase Instrument Co. ("PIC"), which manufactures and markets electronic transformers, inductors and filters.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

    Fiscal Year

    The Company and its subsidiaries' fiscal year, except for the Food Group, ends on September 30. The Food Group utilizes a 52 - 53 week accounting period which ends on the Sunday closest to September 30. In fiscal 2000, the Food Group has a 53 week accounting period.

    Concentrations of Credit Risk

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers except as discussed below.

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

    For the years ended September 30, 2000, 1999 and 1998, the Company had write-offs, net of recoveries, to the allowance for doubtful accounts of $377,247, $188,269 and $556,881, respectively.

    Financial Instruments

    The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

    Inventories

    Inventories of raw materials and finished goods for the food processing operations are stated at the lower of cost or market as determined by the first-in, first-out (FIFO) method and using the average cost method for raw timber and finished wood products. Inventories of timber equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method.

    Concentration of Sources of Labor

    The Food Group's total hourly and salaried work force consists of approximately 1050 employees. Approximately 67% of the Food Group's work force is covered by collective bargaining agreements expiring in fiscal years 2001 and 2002. The Company is in negotiations with representatives of employees under collective bargaining agreements. These agreements expired on November 30, 2000, and have been extended by mutual agreement as negotiations continue.

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

    Stock Options

    The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," which provides for either recognition or disclosure of a hypothetical charge for the fair value of stock options granted. The Company has provided the required SFAS 123 disclosures in Note 10.

    Revenue Recognition

    The Company generally recognizes revenue when products are shipped or services are performed and provides for estimated returns and allowances at the time of sale. However, a portion of the business in the Company's Forestry Group relates to the sale of equipment through sales/finance contracts. Revenue is recognized on these accounts using the installment method (see Note 3). Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received. These deferred profits are recorded as sales revenue as funds are received, based on the relative percentage of transaction profit to the sales price. Interest on the contract is recognized on a cash basis due to frequent late payments and periodic repossessions.

    Key sales and income information for the Forestry Group for fiscal 2000, 1999 and 1998 are:

                                                           2000               1999               1998
                                                    ---------------    ---------------    ---------------

    Equipment sales total                               $25,758,730        $28,455,430        $35,459,912
    Equipment sales financed                              1,423,069          3,155,817          3,255,692
    Income earned on installment basis                      823,438            776,789          2,343,423
    Interest income earned on installment notes             863,757            883,542          1,317,215

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    Income Taxes

    Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Income (Loss) Per Share

    In fiscal 2000, 298,000 common stock equivalents included in the calculation of diluted earnings per share were comprised of 29,000 equivalent shares related to options to purchase common stock and 269,000 equivalent shares related to preferred stock convertible into shares of common stock. Options to purchase approximately 290,000 shares of common stock at a weighted average exercise price of $2.00 per share and warrants to purchase 710,000 shares of common stock at a weighted average exercise price of $1.39 per share were outstanding during the year ended September 30, 2000, and excluded from the calculation of diluted earnings per share as the effect would be antidilutive. Options to purchase approximately 1.2 million shares of common stock at a weighted average exercise price of $0.99 per share, warrants to purchase 710,000 shares of common stock at a weighted average exercise price of $1.39 per share and 115,000 shares of preferred stock convertible into shares of common stock at market prices were outstanding during the year ended September 30,1999, and excluded from the calculation of diluted earnings per share as the effect would be antidilutive. In 1998, 1,899,000 common stock equivalents included in the calculation of diluted earnings per share were comprised of 32,000 related to options to purchase shares of common stock, 90,000 related to warrants to purchase shares of common stock and 1,777,000 related to preferred stock convertible into shares of common stock.

    New Accounting Pronouncement

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
    133), as amended, which is required to be adopted by the Company on October 1, 2000. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on October 1, 2000 did not have any impact on the Company's financial condition, results of operations or cash flows.

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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


3.  SALES CONTRACTS RECEIVABLE

    The Company's Forestry Group provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company's net investment in these contracts as of September 30, 2000 and 1999 and the related deferred income based on the installment method of income recognition.

                                                       2000            1999
                                                    -----------   -------------

           Contracts outstanding                    $ 8,514,389     $10,194,090
           Less deferred income                      (2,208,878)     (3,174,987)
                                                    -----------   -------------
                                                      6,305,511       7,019,103
           Less allowance for doubtful accounts         (65,475)       (139,440)
                                                    -----------   -------------
           Net investment in sales contracts
             receivable                             $ 6,240,036     $ 6,879,663
                                                    ===========   =============

    The following is a summary of the maturities of the sales contracts receivable and related deferred income:

                                            Contracts          Deferred
          Due September 30,                Outstanding          Income                Net
          ----------------                -------------       -----------        -------------
              2001                         $5,678,074         $1,498,581           $4,179,493
              2002                          2,349,028            588,266            1,760,762
              2003                            410,633            102,835              307,798
              2004                             76,654             19,196               57,458
                                          -------------       -----------        -------------
                                           $8,514,389         $2,208,878           $6,305,511
                                          =============       ===========        =============


4.  NOTES RECEIVABLE

    The Forestry Group periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes have interest rates that range from 10% to 18%, are generally due within one year and a majority are secured by a variety of marketable collateral. Interest is accrued on notes receivable as long as the Company believes such amounts are collectible. The accrued interest is added to the note and is shown as part of that balance in the accompanying statements. Allowances are established periodically if, at the date of valuation, management feels it is probable that a loss exists on a note. The allowance is established based upon payment history, evaluation of the portfolio and the related expected credit risk.

    The Company had $3,642,112 and $3,359,777 of short-term notes receivable as of September 30, 2000 and 1999, respectively, from unrelated corporations and individuals, net of allowances of $243,184 and $173,184, respectively. The loans are secured primarily by land, timber and equipment. At September 30, 2000, approximately $655,000 of such notes receivable were no longer accruing interest. All notes receivable are due in less than one year.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


5.  INVENTORIES

    Inventories are summarized as follows:

                                    September 30,
                             ---------------------------
                                 2000            1999
                             -----------     -----------
    Finished goods           $26,179,043     $22,409,448
    Raw materials             10,091,144       8,565,296
    Inventory reserve           (150,000)        (50,000)
                             -----------     -----------
    Total                    $36,120,187     $30,924,744
                             ===========     ===========

    As of September 30, 2000 and 1999, finished goods inventories are comprised of approximately $9,655,000 and $7,804,000 in inventories at the Food Group, $15,690,000 and $13,603,000 in timber and logging related equipment, and $834,000 and $1,003,000 in finished wood products, respectively. As of September 30, 2000 and 1999, raw materials inventories are comprised of approximately $9,289,000 and $5,872,000 in inventories at the Food Group, and $802,000 and $2,693,000 in both unharvested and harvested but unprocessed timber, respectively.


6.  OTHER INTANGIBLE ASSETS

    Other intangible assets are summarized as follows:

                                               September 30,
                                       ---------------------------
                                          2000            1999
                                       -----------     -----------
    Non-compete agreements (a)         $   700,000     $   700,000
    Deferred financing costs (b)         1,932,907       2,608,733
    Consulting contract (c)                200,000         200,000
    Other                                        -          22,800
                                       -----------     -----------
                                         2,832,907       3,531,533
    Less accumulated amortization       (1,098,049)     (2,315,140)
                                       -----------     -----------
                                       $ 1,734,858     $ 1,216,393
                                       ===========     ===========

    (a) The Company has noncompete agreements with two officers of Texas Timberjack, Inc. Such amounts are being amortized over the seven-year life of each agreement.

    (b) The Company incurred certain legal, brokerage and other costs associated with the financing of the initial acquisition of Overhill Farms and the subsequent refinancings of debt in December 1997 and November 1999. These costs are being amortized over periods of three to five years. (see Note 8 regarding the write-off of certain costs associated with the initial acquisition financing and the December 1997 and November 1999 refinancings).

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


7.  NOTES PAYABLE

    Notes payable consist of the following:

                                                                           September 30,
                                                               ------------------------------------
                                                                      2000                1999
                                                               ----------------    ----------------
    Note payable to Bank of America (a)                              $2,508,556          $3,900,000
    Note payable to Bank of America (b)                               3,500,000                   -
    Note payable to Bank of America (c)                                 500,000                   -
    Note payable to Associates First Capital Corporation (d)            991,204                   -
    Note payable to Ford Motor Credit Corporation (e)                   174,371             228,616
    Other notes payable                                                       -             274,648
                                                               ----------------    ----------------
                                                                     $7,674,131          $4,403,264
                                                               ================    ================

    (a) TTI has an $8.0 million revolving line of credit with Bank of America, N.A. (formerly NationsBank of Texas, N.A.). Amounts advanced under the line of credit bear interest at prime less .25% (approximately 9.25% at September 30, 2000), and are collateralized by substantially all of TTI's assets. The line of credit agreement contains various covenants related to receivables, capital expenditures, inventories, debt ratios, contingent liabilities and payment of dividends. Furthermore, the terms of the revolving line of credit generally prohibit dividends, loans or advances from TTI to the Company, but permit the payment of taxes. The Company has guaranteed all obligations under the TTI revolving line of credit. Availability under the line as of September 30, 2000 amounted to approximately $5.5 million. TTI intends to renew the revolving credit facility upon maturity in March 2001.

    (b) TTI and SFP, jointly and severally, have a note payable to Bank of America, which is guaranteed by a related party. The note requires monthly interest payments at prime plus .5% (approximately 10% at September 30, 2000), is collateralized by substantially all the assets of SFP and matures in March 2001 (see Note 13).

    (c) SFP has a note payable to Bank of America, pursuant to a $589,000 line of credit facility that expires in March 2001. Amounts advanced under the line bear interest at prime plus .5% (approximately 10% at September 30, 2000) payable monthly, are collateralized by the assets of SFP and are guaranteed by TTI and a related party (see Note 13).

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    (d) TTI has a floor plan agreement with Associates First Capital Corporation to finance equipment. The agreement provides that interest accrues on an individual unit basis with an average interest rate of prime (approximately 9.5% at September 30, 2000), and the equipment may be financed for up to one year.

    (e) TTI has a floor plan note with Ford Motor Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment.

    The weighted average interest rate on short-term borrowings for the year ended September 30, 2000 was 8.78%.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


8.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                            September 30,
                                                              ---------------------------------------
                                                                     2000                 1999
                                                              ------------------     ----------------
   Revolving credit agreement of Overhill with Union Bank of
   California, N.A. ("Union Bank"), bearing interest at prime plus .25% or LIBOR plus 2.75% (approximately 9.5% at
   September 30, 2000), guaranteed by the Company and
   collateralized by certain assets of Overhill and the
   Overhill common stock owned by the Company.                       $14,493,967       $    --

   Secured senior subordinated note of Overhill payable to
   Levine Leichtman Capital Partners II, L.P. ("LLCP"), net
   of discount of $2,391,667,  bearing interest payable
   monthly at 12% until maturity in October 2004, guaranteed
   by the Company and collateralized by certain assets of
   Overhill.                                                          25,608,333            --

   Term loan payable to Union Bank, bearing interest at prime plus 1% (approximately 10.5% at September 30, 2000),
   payable in monthly installments of $50,000 plus interest
   until November 24, 2002, at which time the remaining
   principal balance of $1,050,000 plus interest is due and
   payable, guaranteed by the Company and collateralized by
   certain assets of Overhill.                                         2,350,000            --

   Unsecured promissory note of Overhill, bearing interest at
   9% payable quarterly through June 2001 and thereafter in
   quarterly installments of $150,000 plus interest through
   maturity in December 2002. This note was issued in
   connection with the Chicago Brothers purchase and is
   subordinated to all indebtedness to Union Bank  and to
   LLCP described above.                                                 900,000            --

   Senior subordinated notes payable of Overhill due to a
   financial institution, net of discount of  $466,667,
   bearing interest at prime plus 4.0%, (12.25% at September
   30, 1999) or 12.5%, whichever is greater. The note was
   repaid in November 1999.                                                  --           22,708,333

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


   Revolving credit agreement of Overhill with a financial
   institution, bearing interest at the Citibank base rate
   plus 1.5%  and collateralized by accounts receivable and
   inventories. The agreement terminated upon repayment in
   November 1999.                                                            --            9,647,005

   Revolving credit agreements of TTI subsidiaries with a
   financial institution, bearing interest at prime (8.25% at
   September 30, 1999) and collateralized by accounts
   receivable, inventory and fixed assets of subsidiaries.
   This facility expired in April 2000 and was replaced by                   --            5,458,498
   Notes Payable as described in Note 7.

   Term loan of TTI in the amount of $4,000,000 payable to a
   financial institution, bearing interest at 8.3%, due in
   monthly installments of $111,111 plus accrued interest,
   with maturity in August 2001.                                       1,111,111            2,555,556

   Other                                                                 287,781               21,597
                                                              ------------------     ----------------
                                                                      44,751,192           40,390,989

   Less current maturities                                            (3,891,579)          (6,798,467)
                                                              ------------------     ----------------
    Total long-term debt                                             $40,859,613          $33,592,522
                                                              ==================     ================

    Scheduled maturities of long-term debt are summarized as follows:

       2001                                $ 3,891,579
       2002                                  1,247,101
       2003                                 15,841,068
       2004                                     47,101
       2005                                 26,116,010
                                           -----------
       Total                                47,142,859
       Less: unamortized debt discount      (2,391,667)
                                           -----------
                                           $44,751,192
                                           ===========

    In November 1999, Overhill refinanced substantially all of its existing debt. The total facility amounted to $44 million, consisting of a $16 million line of credit provided by Union Bank together with $28 million in the form of a five-year term loan provided by LLCP.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    The line of credit with Union Bank expires in November 2002 and provides for borrowings limited to the lesser of $16.0 million or an amount determined by a defined borrowing base consisting of eligible Overhill receivables and inventories ($22.3 million at September 30, 2000). Borrowings under the line of credit bear interest at a rate, as selected by Overhill at the time of borrowing, of prime plus .25% or LIBOR plus 2.75%. The Union Bank agreement provides, among other things, that Overhill will be subject to an unused line of credit fee of .25% per annum. The agreement contains various covenants including restrictions on capital expenditures, specified net worth levels and debt service ratios. In addition, the terms of the agreement generally prohibit loans, dividends or advances from Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels.

    The term loan with LLCP provides for principal payments in an amount equal to 50% of the excess cash flow, as defined, for Overhill's previous fiscal year, payable annually commencing in January 2001. The amount of such principal payment, based on excess cash flows, as defined, for the year ended September 30, 2000 is approximately $2.0 million. Such amount has been included in current maturities on the September 30, 2000 balance sheet. Voluntary principal payments are also permitted after October 31, 2001, subject to certain prepayment penalties. Any unpaid balance will be payable at maturity in October 2004. The agreement contains various covenants including restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the agreement restrict changes in control, generally prohibit loans, dividends, or advances by Overhill to the Company and limit payments of taxes and other expenses to Polyphase to specified levels. The agreement also requires Overhill to pay to LLCP, during each January, annual consulting fees of $180,000.

    In connection with the agreement, LLCP was granted stock warrants to purchase 17.5% of the common stock of Overhill, exercisable immediately at a nominal exercise price. During the first two years following the date of the agreement, Overhill has the right to repurchase 5% of Overhill's shares from LLCP for $3 million and/or to repurchase all 17.5% of the Overhill shares subject to the LLCP warrant within five days of the term loan being repaid at their then determined fair market value. If such shares are not repurchased, LLCP will be entitled under the agreement to receive a cash payment of $500,000 from Overhill. This amount is being charged to expense over the term of the facility. At the date of issuance, the warrants granted to LLCP were estimated to have a fair value of $2.37 million.

    As a result of these transactions, Overhill repaid in full the $22.7 million senior subordinated notes payable and the $9.6 million revolving line of credit, which were outstanding at September 30, 1999. Additionally, Overhill repurchased for $3.7 million the warrants held by the previous subordinated lender to purchase 30% of Overhill's common stock. Also in connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to Polyphase for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which was paid to the lenders. The early extinguishment of the previous indebtedness resulted in an extraordinary loss of approximately $1.3 million (net of a $500,000

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    refund for early payment of the senior subordinated notes) during the year ended September 30, 2000. A similar extraordinary charge of approximately $600,000 was incurred as a result of a previous refinancing during the year ended September 30, 1998.


9.  NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTY

    In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock and certain assets of TTI. As of various maturity dates thereafter, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2000, the note had a total unpaid balance of $19,390,120 (principal of $16,347,191 and accrued interest of $3,042,900), bearing interest at 9% per annum with a maturity date of October 10, 2002, and allowing for principal and interest payments to be made with amounts upstreamed to Polyphase by Timberjack for the payment of taxes (subject to the approval of Timberjack's Board of Directors and its lenders). In connection with a previous modification in 1998, the Company agreed to assign Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, and previously held by Mr. Estes as secondary collateral. These shares, which were recovered in 1999 on behalf of Mr. Estes, had a value of $875,000, which was charged to interest expense in 1999 (see Notes 10 and 13).

    As discussed in Note 16, Quantum Fuel and Refining, Inc. ("Quantum"), when acquired by SFP, had a note payable to Mr. Estes. As of September 30, 2000, the note had a total unpaid balance of $1,356,264 (principal of $1,000,000 and accrued interest of $356,264), bearing interest at 12% per annum with a maturity date of March 31, 2002, and collateralized by the assets of Quantum.


10. STOCKHOLDERS' EQUITY

    Preferred Stock

    The Company has 50,000,000 authorized shares of $.01 par value preferred stock, with the rights and preferences as designated by the Board of Directors. The Board has designated a total of ten series of preferred stock with various conversion prices, dividend rates and voting rights. All shares of preferred stock generally have a redemption value and liquidation preference of $10 per share and are callable by the Company at 105% of redemption value.

    During prior fiscal years, the holder of a series of preferred stock, Infinity Investors Limited ("Infinity"), converted a total of 68,560 shares of such stock having a redemption value of $685,600, together with accrued dividends of $228,147, into a total of 2,500,000 shares of the

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    Company's common stock. Any additional conversions would have required that the Company file an application with the American Stock Exchange ("AMEX") for the listing of such additional common shares prior to issuance. The AMEX Company Guide requires stockholder approval as a prerequisite to the filing of such additional listing application. At the Company's Annual Meeting held May 27, 1999, a majority of the Company's stockholders voted against a proposal to file an additional listing application with respect to the conversion of additional preferred shares to common shares by Infinity. The Company's inability to honor conversion requests resulted in litigation by Infinity against the Company. During November 1999, the Company and Infinity entered into a settlement agreement wherein, among other things, the Company agreed to repurchase all remaining preferred stock owned by Infinity, including all accrued but unpaid dividends, for $450,000 cash, and Infinity agreed to the dismissal of all litigation against the Company with respect to matters related to the ownership of the preferred stock. As a result of the settlement, the Company realized a gain of approximately $351,000, related to the difference between the carrying value of the preferred shares plus accrued dividends and the settlement amount. Such amount was accounted for by recording a reduction of the Company's accumulated deficit during the year ended September 30, 2000.

    During August 1997, the Company sold 7,500 shares of a newly designated series of preferred stock for $750,000, less expenses. The designations for this series of preferred stock provided for a redemption value of $100 per share, cumulative annual dividends of 6%, payable quarterly, and for a conversion price equal to 75% of the average closing price of the Company's common stock for the five trading days immediately preceding conversion. In connection with this transaction, the Company recorded a non-cash dividend of $250,000, representing the value assigned to the discount feature related to the conversion of the preferred stock. During the year ended September 30, 1998, the holder converted all 7,500 shares of the preferred stock into a total of 1,008,355 shares of the Company's common stock.

    Stock Options

    Under the terms of the 1994 Employee Stock Option Plan (as amended) adopted by the Board of Directors in March 1994, the Company has reserved a total of 1,750,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption. As of September 30, 2000, options for 775,000 shares were available for future grant under the Plan.

    In January 1997, an unrelated third party was granted an option to purchase 200,000 shares of the Company's common stock, exercisable at $.01 per share, in exchange for a two-year consulting agreement. The contract was valued at $973,000 based upon the trading value of the Company's common stock at the date of grant. The option holder ceased performing services for the Company during the year ended September 30, 1997; accordingly, the Company

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    recognized the entire amount associated with the consulting contract as an expense during fiscal 1997. During fiscal 1998, the Company canceled these options and refused to allow the holder to exercise them. This matter became the subject of litigation, which resulted in a judgment of $500,000 against the Company, which was recorded as a liability as of September 30, 1998, with a corresponding charge to paid-in capital. Subsequently, the Company and the unrelated third party entered into a settlement agreement whereby the Company agreed to pay the judgment amount over a period of eighteen months beginning in October 1998, with a balloon payment at the end of that period. As consideration for this forbearance and for partial payment against the judgment, together with certain costs associated therewith, the Company issued the unrelated third party a total of 300,000 shares of its common stock valued at $85,000. All payments due under this agreement were completed during the year ended September 30, 2000.

    A summary of changes in common stock options during the three years ended September 30, 2000, is as follows:

                                             Number of                 Exercise                Weighted Avg.
                                               Shares                   Price                 Exercise Price
                                       -------------------      --------------------     -----------------------
    Outstanding, September 30, 1997              1,023,000             $  .01 - 5.25              $ 1.41

    Granted                                         80,000             $         .75              $  .75
    Canceled                                      (375,000)            $  .01 - 2.00              $  .94
                                       -------------------      --------------------     -----------------------
    Outstanding, September 30, 1998                728,000             $  .75 - 5.25              $ 1.58

    Granted                                        445,000             $  .01 -  .50              $  .03
    Exercised                                     (430,000)            $         .01              $  .01
    Canceled                                       (65,000)            $ 2.00 - 5.25              $ 4.50
                                       -------------------      --------------------     -----------------------
    Outstanding, September 30, 1999                678,000             $  .50 - 2.00              $ 1.28

    Granted                                        125,000             $       .4375              $.4375
                                       -------------------      --------------------     -----------------------
    Outstanding, September 30, 2000                803,000             $.4375 - 2.00              $ 1.15
                                       ===================      ====================     =======================
    Exercisable, September 30, 2000                803,000             $.4375 - 2.00              $ 1.15
    Exercisable, September 30, 1999                678,000             $  .50 - 2.00              $ 1.28
    Exercisable, September 30, 1998                728,000             $  .75 - 5.25              $ 1.58


                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    Summarized information about stock options outstanding at September 30, 2000, all of which are exercisable, is as follows:

                                       Options Outstanding/                Weighted Average
             Exercise                     Exercisable at                      Remaining
               Price                    September 30, 2000                 Contractual Life
      ---------------------         -------------------------         ------------------------
               $.4375                    125,000 Shares                       1.38 Years
               $  .50                    150,000 Shares                       0.08 Years
               $  .75                    373,000 Shares                       3.82 Years
               $ 2.00                    290,000 Shares                       5.75 Years

    Proforma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method specified by SFAS 123. The fair value of options granted during the years ended September 30, 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants for the years ending September 30, 2000, 1999 and 1998, respectively: risk free interest rate of 5.99%, 4.86% and 5.52%; no dividends expected to be declared; volatility factor of 0.82, 0.92, and 1.15; and a weighted average expected life of eighteen months, five years and six months. The effect of applying the fair value method under SFAS 123 to the Company's stock-based awards would result in a net income or loss during the years ended September 30, 2000, 1999 and 1998 that is not materially different from amounts reported and would have no effect on reported per share amounts.


    The Pyrenees Option

    In October 1992, the Company's Board of Directors authorized the issuance of options to purchase five series of convertible preferred stock to the Pyrenees Group, a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, or its assignees.

    In November 1995, Pyrenees exercised certain of these options through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued, which was treated as an in-substance stock option at the date of grant. During fiscal 1996, these shares were converted to 500,000 shares of common stock. After deducting principal payments on the note, the remaining balance of $975,000 became uncollectible, and during fiscal 1999, the 500,000 shares of common stock that secured this note were recovered pursuant to certain litigation against Pyrenees and Mr. Tanner. This recovery was accounted for as an unexercised stock option in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, $756,000, representing the difference between the note

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    balance and the fair market value of the 500,000 shares as of the recovery date was recorded as a reduction in paid-in capital during fiscal 1999.

    Warrants

    Polyphase Warrants
    ------------------

    In connection with the issuance of a series of preferred stock in 1997, the Company issued warrants to purchase 500,000 shares of its common stock at $1.50 per share, exercisable through September 2002. The warrants were valued at $150,000 which was charged to operations in fiscal 1998.

    In connection with the restructuring of certain indebtedness in 1997, the Company issued warrants to purchase 420,000 shares of the Company's common stock. The warrants covered 210,000 shares exercisable at $.01 per share, which were exercised in May 1998, and an additional 210,000 shares exercisable at $1.125 per share, exercisable through April 24, 2003. These warrants were valued at $175,000, which was amortized over the remaining term of the associated loan. Subsequent to September 30, 2000, the Company repurchased the unexercised warrants covering 210,000 shares exercisable at $1.125 per share for total consideration of approximately $46,000.

    Subsidiary Warrants
    -------------------

    In connection with the financing provided by LLCP in November 1999 (see Note
    8), the Company granted stock purchase warrants that entitle LLCP to immediately acquire 17.5% of the common stock of Overhill, at a nominal exercise price. Such warrants were valued at $2.37 million, which has been recorded as a debt discount and is being amortized over the term of the LLCP loan. During the first two years following the date of the agreement, Overhill has the right to repurchase 5% of Overhill's shares from LLCP for $3 million and/or to repurchase all 17.5% of the Overhill shares subject to the LLCP warrant within five days of the loan being repaid at their then determined fair market value. If such shares are not repurchased, LLCP will be entitled under the agreement to receive a cash payment of $500,000 from Overhill. As these warrants to purchase common stock of a subsidiary have a nominal exercise price, the Company is accounting for the warrants as a minority interest. Accordingly, for the fiscal year ended September 30, 2000, the Company recorded income allocable to subsidiary warrant holder of approximately $436,000.

    In connection with Overhill's December 1997 refinancing (see Note 8), the Company granted stock purchase warrants that entitled the holder to immediately acquire at $.01 per share, 30% of the common stock of Overhill. Such warrants were valued at $1,200,000, which was recorded as debt discount and which was being amortized during the period such loan was outstanding. The agreement provided that warrants for the purchase of 25% of Overhill could be repurchased by the Company for $2,000,000 during the two-year period following the date of the agreement. In June 1998, in connection with amending certain covenants and

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    restrictions, the percentage of Overhill that the Company could repurchase for $2,000,000 was reduced to 20% from 25%. As these warrants to purchase common stock of a subsidiary had a nominal exercise price, the Company accounted for the warrants as a minority interest. Accordingly, for the fiscal year ended September 30, 1999, the Company recorded income allocable to subsidiary warrant holder of approximately $225,000. In connection with the November 1999 refinancing discussed above, Overhill repurchased all warrants held by the previous subordinated lender for total consideration of $3.7 million. This transaction was treated as a reacquisition of a minority interest, resulting in approximately $2.2 million of goodwill being recorded in connection with this repurchase transaction.

    Also in connection with the refinancing in December 1997, an unrelated consultant was issued a warrant to purchase 1% of Overhill's common stock at a purchase price of $50,000. The warrant was exercised subsequent to year end.


11. INCOME TAXES

    Income tax expense (benefit) consists of the following:

                                                                 For the Years Ended
                                                                    September 30,
                                             ---------------------------------------------------------
                                                    2000                 1999                1998
                                             ----------------     ----------------    ----------------
    Current:
    Federal                                       $    48,295             $300,000             $   -
    State                                              40,461               53,881              56,575

    Deferred:
    Federal                                        (2,074,000)                 -                   -
    State                                                 -                    -                   -
                                             ----------------     ----------------    ----------------
    Total income taxes                            $(1,985,244)            $353,881             $56,575
                                             ================     ================    ================

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    The effective tax rate on income (loss) before income taxes was different than the federal statutory tax rate. The following summary reconciles the federal statutory tax rate with the actual effective rate:

                                                                    For the Years Ended
                                                                       September 30,
                                                  -----------------------------------------------------
                                                        2000               1999                1998
                                                  --------------     --------------     ---------------
    Effective statutory tax expense rate                    34.0%              34.0%               34.0%
     Increase (decrease) in effective tax rate
     resulting from:
      Federal tax assessment                                   -              182.8                   -
      State taxes, net of federal tax benefit                1.3               32.8                16.9
      Officer life insurance premiums,
        amortization of goodwill, income allocable
        to subsidiary warrant holder                        13.7               (9.1)               81.0
      Change in valuation allowance                       (156.6)             (26.1)              (87.8)
      Sale of subsidiaries                                     -                  -                (9.7)
      Other                                                    -               (4.9)                5.7
      Tax credits                                              -                6.1               (23.2)
                                                  --------------     --------------     ---------------
    Effective tax expense (benefit) rate                  (107.6)%            215.6%               16.9%
                                                  ==============     ==============     ===============

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    The components of deferred tax balances are summarized as follows:

                                                                             September 30,
                                                               ---------------------------------------
                                                                      2000                  1999
                                                               -----------------     -----------------
 Deferred tax assets:
   Allowance for doubtful accounts                                   $   697,399           $   683,249
   Inventory                                                             231,831               158,628
   Accrued expenses                                                      511,156               399,360
   Capital loss carryforwards                                            390,730               394,388
   Net operating loss carryforwards                                    3,150,204             4,434,471
   AMT and other credit carryforwards                                    465,072               416,777
   Investment in partnerships                                            204,766                     -
   Fixed assets                                                          264,220               341,190
                                                               -----------------     -----------------
     Total deferred tax assets                                         5,915,378             6,828,063

     Valuation allowance                                              (2,805,409)           (5,694,986)
                                                               -----------------     -----------------
     Deferred tax assets                                               3,109,969             1,133,077
                                                               -----------------     -----------------

 Deferred tax liabilities:
   Prepaid expenses                                                     (273,490)             (124,528)
   Intangibles                                                          (547,916)             (682,934)
   Investment in partnerships                                                  -               (88,338)
   Other                                                                (214,563)             (237,277)

     Deferred tax liabilities                                         (1,035,969)           (1,133,077)
                                                               -----------------     -----------------
 Net deferred tax assets                                             $ 2,074,000           $      -
                                                               =================     =================

    At September 30, 2000, the Company has federal net operating losses available for carryforward of approximately $8.4 million which will expire in 2020. The Company has recorded a valuation allowance against a portion of its net deferred tax assets as of September 30, 2000 and 1999, due to uncertainty with respect to the future recoverability of all such amounts.

    During 1999, the federal income tax returns of TTI for the year ended March 31, 1994 and for the stub period ended June 24, 1994 were audited by the Internal Revenue Service ("IRS"). Both of these tax periods were prior to the acquisition of TTI by Polyphase. In connection with these audits, the IRS assessed TTI with additional taxes of approximately $752,000 for the year ended March 31, 1994. The Company and TTI appealed the IRS decision, and in anticipation of further contesting the matter in District Court, TTI made a cash payment to the IRS of $1,185,000, representing the above tax assessment plus penalties and interest of $433,000. Such appeal was denied by the IRS, and TTI is currently planning to seek recovery through

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    District Court proceedings. Based upon the amounts expected to be recovered through protective refund claims filed with the IRS for the tax periods ending March 31, 1992 and June 24, 1994, as well as TTI's evaluation (based on the advice of counsel) of its remedies through litigation, TTI expensed $300,000 during the fiscal year ended September 30, 1999, representing amounts considered not recoverable.


12. COMMITMENTS AND CONTINGENCIES

    Commitments

    Future minimum lease payments for all operating leases at September 30, 2000 are as follows:

           2001                $2,206,139
           2002                 1,247,421
           2003                   535,181
           2004                    21,626
           2005                       --
                               ----------
                               $4,010,367
                               ==========

    Certain of the leases provide for renewal options for periods from 2001 to 2005 at substantially the same terms as the current leases.

    Rent expense, including monthly equipment rentals, was approximately $2,384,000, $2,227,000 and $1,946,000 for the years ended September 30,
    2000, 1999 and 1998, respectively.

    TTI relies on three suppliers for the majority of its new units and parts. As of September 30, 2000, TTI had commitments to purchase inventory from these suppliers amounting to approximately $337,000.

    TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 2000, TTI's guarantees totaled approximately $4,406,000 on total customer indebtedness of approximately $19,970,000. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income on the accrual basis and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to $633,124 at September 30, 2000, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company's reserve for credit guarantees.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    TTI has an interest in two unconsolidated partnerships. The total investment in these partnerships at September 30, 2000 of $469,533 is included in other assets. TTI guarantees the debt of these partnerships. The amount guaranteed at September 30, 2000 of $135,843 is collateralized by the accounts receivable, inventory, equipment, buildings and real estate of the partnerships.

    Contingencies

    During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its current and past officers and directors. The complaints each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. Without certifying the cases as class actions, the District Court consolidated the cases into a single action.

    In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to file motions for summary judgment. Motions for summary judgment were thereafter filed, pointing out that there was no evidence to support the plaintiffs' claims. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the District Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. Without presenting any new evidence or any new arguments for the Court to consider, the plaintiffs have sought reargument of the summary judgment motions. The defendants have responded and have requested that the District Court impose sanctions against plaintiffs' counsel pursuant to the applicable securities laws.

    The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business and are subject to potential environmental remediation liabilities in connection with the acquisition of Quantum. However, management believes (based, in part, on advice of legal counsel) that such contingencies will be resolved without material effect on the Company's financial condition, results of operations or cash flows.


13. RELATED PARTY TRANSACTIONS

    On February 23, 1998, Mr. Paul A. Tanner resigned as Chief Executive Officer and Chairman of the Company's Board of Directors. Mr. James Rudis, the Company's President, was elected by the Board to assume the vacated positions. Following the resignation, the Company charged to expense approximately $165,000, representing all outstanding advances due from Mr. Tanner.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    During prior fiscal years, the Company made significant advances to Mr. Tanner, Pyrenees and PLY Stadium Partners, Inc. ("Stadium Partners"), both of which companies were controlled by Mr. Tanner. A significant portion of the advances related to a project by Stadium Partners to develop and build a multi-purpose sports facility in Las Vegas, Nevada. In November 1996, Stadium Partners, through a newly-formed partnership, purchased 62 acres in Las Vegas for the development of the stadium and adjacent convention facility. Financing was provided by Lehman Brothers Holdings, Inc. ("Lehman") through a partnership, Nevada Stadium Partners Limited Partnership ("Nevada Partnership"), with Lehman receiving an equity interest in the project. After making the first required prepayment on the loan, primarily from funds advanced by the Company, Nevada Partnership failed to make the second prepayment when due or by the end of an agreed upon forbearance period. Lehman subsequently instituted foreclosure proceedings, and a foreclosure sale was conducted in July 1998. The Company, recognizing Stadium Partners' inability to meet its obligations, recorded a charge to earnings of $14.8 million during the year ended September 30, 1997.

    During April 1998, the Company filed suit against PLY Stadium Partners, Inc., and against Mr. Tanner and Pyrenees, the guarantors of the debt. In May 1999, the Company was awarded a judgment against such defendants, jointly and severally, in the amount of approximately $19.5 million, plus interest. In connection therewith, the defendants were ordered to turn over all ownership of the stock of Polyphase, as well as the stock and assets of PLY Stadium Partners, Inc. and Pyrenees, which included the rights to 2,000,000 shares of Polyphase common stock owned by Pyrenees and held by Mr. Harold Estes as secondary collateral. In connection with this recovery of the 2,000,000 Polyphase shares, the Company recorded interest expense of $875,000, the fair value assigned to the shares, resulting from its assignment to Mr. Estes. Additionally, the Company recorded income of $656,000 related to the recovery of 1,500,000 shares and accounted for the remaining 500,000 shares as an unexercised stock option in accordance with APB No. 25.

    After evaluating the possibility of any potential post judgment collections and the additional legal expenses to be incurred in pursuing such collections, and further considering the likelihood of one or all of the defendants seeking protection under bankruptcy laws, the Company reached an agreement to settle the judgment. The settlement agreement provided, among other things, for the defendants to execute and deliver assignments of certain assets to the Company and to execute and deliver to the Company two promissory notes totaling $450,000, which are collateralized by first or second liens on real properties controlled by the judgment debtors. While the total dollar value of the settlement amounts to slightly over $1.0 million, the amount which may be ultimately recoverable as a result of this settlement is not presently determinable and will be recorded as income only when collection is assured.

    Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 2000 and 1999, the insurance premium receivable was $600,206 and $592,006, respectively.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    In connection with the purchase of TTI, the Company acquired a note receivable from an officer of TTI. The note which has been renewed and extended each year since issuance is secured by marketable securities, is payable within one year and bears interest at 3.96%. As of September 30, 2000 and 1999, the balance outstanding was $352,580 and $341,305, respectively, and the note has been classified as a non-current related party receivable.

    As discussed in Note 16, in September 2000, SFP acquired all of the outstanding common stock of Quantum from TTI's 25% minority partner in SFP. TTI's 25% minority partner in SFP is a guarantor of TTI and SFP's note payable to and SFP's revolving line of credit facility with, Bank of America, N.A. (See Note 7). The father of TTI's 25% minority partner in SFP is a former officer of SFP. In connection with the acquisition, SFP assumed a $1.0 million note and $356,000 of accrued interest payable to Harold Estes, president and former owner of TTI (See Notes 9 and 16).

    Included in related party receivables at September 30, 2000 is approximately $483,900 of receivables, net of allowance, from the aforementioned former officer of SFP or from companies owned or controlled by such officer, of which approximately $188,000 in receivables are unsecured. Additionally, included in related party receivables at September 30, 2000 are $306,000 in receivables from real estate partnerships in which TTI has minority interests and $59,400 in receivables from a company owned by another related party arising from the sale of timber. As of September 30, 2000, approximately $496,000 of related party receivables are notes which are no longer accruing interest and the Company has provided a $200,000 reserve against all related party receivables as of that date. The Company expects the remaining amounts due under related party receivables to be realized.

    Included in related party receivables at September 30, 1999 are approximately $683,000 in receivables from employees from the Company and its subsidiaries and $499,000 in receivables from partnerships in which TTI has minority interests. As of September 30, 1999, approximately $570,000 of such receivables are notes which are no longer accruing interest. During 1999, the Company established a $100,000 reserve against receivables from employees of the Company.

    See Note 9 for discussion of the notes payable to Mr. Estes.

    See Note 10 for discussion of options granted to the Pyrenees Group, a related party.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


14. EMPLOYEE BENEFIT PLANS

    In 1986, prior to its acquisition by the Company, TTI adopted a profit sharing plan. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the president and controller of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 2000, 1999 and 1998 was $179,000, $329,000 and $353,000, respectively.

    In April 1997, Overhill introduced a retirement savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees meeting minimum service requirements. Under the plan, contributions are voluntarily made by employees. Overhill does not provide for a match to the employees' contributions, and its expenses related to the plan have not been significant.


15. SALE OF SUBSIDIARY

    Effective September 30, 1999, the Company sold its wholly-owned subsidiary, Polyphase Instrument Co. ("PIC"), to an investment group headed by management of that company. The transaction was completed as a sale of 100% of the outstanding capital stock of PIC for total consideration of approximately $2.8 million, consisting of $1.8 million in cash and a subordinated note receivable for $1.0 million. The note, which is subordinated to bank indebtedness of up to $1.375 million, bears interest at 8%, payable interest-only on a quarterly basis through July 2001 and payable thereafter in quarterly amounts of $50,000 principal plus accrued interest through October 2006. The note is collateralized by all of the capital stock and assets of PIC, subject to the subordination referred to above. Because of the highly leveraged nature of the purchaser, the implicit reliance on the future operations of PIC to provide cash flows for debt service and the subordination of the note to other creditors of PIC, the Company fully reserved the subordinated note receivable. As a result of this transaction, the Company reported a loss from discontinued operations of approximately $1.2 million for the year ended September 30, 1999.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    For the years ended September 30, 1999 and 1998, PIC's operations (unaudited) are summarized as follows:

                                                   For the Years Ended
                                                      September 30,
                                     ---------------------------------------------
                                              1999                     1998
                                     --------------------     --------------------
               Net revenues                    $6,373,500               $4,832,600

               Gross profit                       700,400                  530,100

               Operating income (loss)             59,300                   51,100

               Net income (loss) before tax        39,000                   10,000


    In December 1997, the Company sold Dallas Parkway Properties, Incorporated, a subsidiary whose principal asset was the corporate office building, in exchange for nominal consideration plus the assumption of a note payable for $2.8 million. The Company realized a gain of approximately $988,000 on this transaction, which was included in other income for the year ended September 30, 1998.


16. ASSETS ACQUIRED

    In August 2000, Overhill purchased certain assets of the Chicago Brothers food operations from SSE Manufacturing, Inc., a subsidiary of Schwan's Sales Enterprises, Inc.("Schwan's".) Under the terms of the agreement, Overhill acquired the production and food processing equipment together with certain leasehold interests and improvements in two plants and an administrative facility in San Diego, California. In addition, Overhill acquired the rights to certain trademarked brands as well as recipes and other intellectual property. The transaction was accounted for using the purchase method of accounting. The purchase price of the assets amounted to a total of $4.2 million, consisting of cash of $3.3 million, a significant portion of which was provided by a term loan from Union Bank, and a $900,000 note payable to the seller (see Note 8). The Company recorded approximately $3.3 million of goodwill on the transaction, which is being amortized over 20 years. In addition, Overhill also entered into a three-year renewable agreement to provide Schwan's with a specified number of pounds of meals and meal components. Results of the acquired operations have been combined with the Company's results for the period subsequent to the acquisition date.

    In September 2000, in exchange for approximately $400,000 of raw timber inventory and the assumption of certain liabilities, SFP acquired all of the outstanding common stock of Quantum from TTI's 25% minority partner in SFP. Quantum's assets consist primarily of a non-operating crude oil refinery and blending facility, along with certain other site amenities, situated on approximately 120 acres of land in Egan, Louisiana. Liabilities assumed in the

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


    Quantum acquisition include (a) a $1.0 million note and $356,000 of accrued interest payable to Harold Estes. (See Notes 9 and 13), and (b) certain environmental liabilities. As SFP has acquired Quantum for resale, the Company has classified this investment as assets held for sale in the accompanying consolidated balance sheet as of September 30, 2000. See Note 13 for related party transactions related to the acquisition of Quantum.

    During March 1998, TTI obtained a majority ownership interest in Wood Forest Products LLC, which subsequently acquired the rights to harvest timber from a tract of land owned by the U.S. Forestry Service. Concurrently, the Company obtained a majority ownership interest in Southern Forest Products LLC, whose primary purpose is to lease and operate a sawmill in East Texas. For the years ended September 30, 2000, 1999 and 1998, these forestry products businesses contributed revenues of approximately $9.0 million, $7.4 million and $3.0 million, respectively, and a net loss of approximately $1,069,000, $329,000 and $170,000, respectively.


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

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                               September 30, 2000
                                       ---------------------------------------------------------------

                                              Food                Forestry                  Total
                                       -----------------     -----------------      ------------------

Net Sales:
Sales to unaffiliated customers             $145,041,215           $44,056,724            $189,097,939
                                       =================     =================      ==================

Operating income                            $ 10,812,991           $   220,761            $ 11,033,752
                                       =================     =================

General corporate expenses                                                                    (481,904)
Interest expense                                                                            (8,072,133)
Interest income and other                                                                    1,082,993
                                                                                    ------------------
Income before income taxes, income allocable to
 subsidiary warrant holder and extraordinary item                                         $  3,562,708
                                                                                    ==================


Identifiable assets:
Segment assets                              $ 69,272,927           $50,341,136            $119,614,063
                                       =================     =================
Corporate assets                                                                            28,593,242
Eliminations                                                                               (43,574,552)
                                                                                    ------------------

    Total assets                                                                          $104,632,753
                                                                                    ==================

Capital expenditures, net:
Segment                                     $  3,180,814           $   296,715            $  3,477,529
                                       =================     =================
Corporate                                                                                        -
                                                                                    ------------------
    Total capital expenditures, net                                                       $  3,477,529
                                                                                    ==================

Depreciation and amortization:
Segment                                     $  2,364,098           $   903,919            $  3,268,017
                                       =================     =================
Corporate                                                                                        7,800
                                                                                    ------------------
    Total depreciation and amortization                                                   $  3,275,817
                                                                                    ==================

The Company's Food segment had sales to King's Hawaiian in fiscal 2000 which comprised approximately 12% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 2000.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                              September 30, 1999
                                       -------------------------------------------------------------

                                              Food                Forestry                Total
                                       -----------------     -----------------     -----------------

Net Sales:
Sales to unaffiliated customers             $112,495,726           $45,812,384          $158,308,110
                                       =================     =================     =================

Operating income                            $  7,384,385           $ 1,490,012          $  8,874,397
                                       =================     =================

General corporate expenses                                                                  (380,798)
Recovery of related party receivables                                                        656,250
Interest expense                                                                          (9,485,892)
Interest income and other                                                                    500,183
                                                                                   -----------------
Income before income taxes, income allocable to
 subsidiary warrant holder, discontinued
 and extraordiary item                                                                  $    164,140
                                                                                   =================


Identifiable assets:
Segment assets                              $ 50,024,950           $50,181,108          $100,206,058
                                       =================     =================
Corporate assets                                                                          24,851,716
Eliminations                                                                             (41,535,832)
                                                                                   -----------------
    Total assets                                                                        $ 83,521,942
                                                                                   =================

Capital expenditures, net:
Segment                                     $    295,405           $ 1,002,611          $  1,298,016
                                       =================     =================
Corporate                                                                                      1,290
                                                                                   -----------------
    Total capital expenditures, net                                                     $  1,299,306
                                                                                   =================

Depreciation and amortization:
Segment                                     $  2,715,121           $   834,467          $  3,549,588
                                       =================     =================
Corporate                                                                                  1,009,919
                                                                                   -----------------
    Total depreciation and amortization                                                 $  4,559,507
                                                                                   =================

The Company's Food segment had sales to Jenny Craig, American Airlines and King's Hawaiian in fiscal 1999 which comprised approximately 14%, 13% and 12%, respectively, of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1999.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                              September 30, 1998
                                       -------------------------------------------------------------

                                              Food                Forestry                Total
                                       -----------------     -----------------     -----------------

Net Sales:
Sales to unaffiliated customers              $93,348,856           $48,049,483          $141,398,339
                                       =================     =================     =================

Operating income                             $ 4,976,930           $ 4,076,683          $  9,053,613
                                       =================     =================

General corporate expenses                                                                (1,420,191)
Gain on sale of assets                                                                       987,857
Interest expense                                                                          (8,830,391)
Interest income and other                                                                    543,080
                                                                                   -----------------
Income before income taxes, income allocable to
 subsidiary warrant holder, discontinued
 operations and extraordinary item                                                      $    333,968
                                                                                   =================


Identifiable assets:
Segment assets                               $45,221,575           $50,082,526          $ 95,304,101
                                       =================     =================
Corporate assets                                                                          25,376,181
Eliminations                                                                             (39,837,746)
                                                                                   -----------------
    Total assets                                                                        $ 80,842,536
                                                                                   =================

Capital expenditures, net:
Segment                                      $   604,853           $   680,299          $  1,285,152
                                       =================     =================
Corporate                                                                                     30,251
                                                                                   -----------------
    Total capital expenditures, net                                                     $  1,315,403
                                                                                   =================

Depreciation and amortization:
Segment                                      $ 3,041,237           $   749,991          $  3,791,228
                                       =================     =================
Corporate                                                                                    401,043
                                                                                   -----------------
    Total depreciation and amortization                                                 $  4,192,271
                                                                                   =================

The Company's Food segment had sales to Jenny Craig in fiscal 1998 which comprised approximately 22% of consolidated sales. No other customer accounted for more than 10% of the Company's sales in fiscal 1998.

                    POLYPHASE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

18. QUARTERLY FINANCIAL DATA (Unaudited)

                                                For the Year Ended September 30, 2000
                         ---------------------------------------------------------------------------------
                             December 31            March 31              June 30           September 30
                         -----------------    -----------------    -----------------     -----------------

Net revenues                   $44,442,950           $43,487,234          $46,647,829          $54,519,926

Gross profit                     9,442,692             8,796,021            9,137,836            7,730,737

Operating income                 3,126,082             2,819,417            2,747,392            1,858,957

Extraordinary item              (1,290,431)                -                    -                    -

Net income (loss)              $   (11,088)          $   811,235          $ 1,025,373          $ 1,995,826
                         =================     =================    =================    =================

Net income (loss) per
  common share                 $       .02           $       .05          $       .06          $       .11
                         =================     =================    =================    =================

                                                 For the Year Ended September 30, 1999
                         -----------------------------------------------------------------------------------
                            December 31             March 31              June 30            September 30
                         -----------------     -----------------     -----------------    ------------------

Net revenues                   $34,854,998           $39,695,102           $37,702,120          $ 46,055,890

Gross profit                     6,024,188             6,805,493             7,387,110             8,250,435

Operating income                 1,631,301             1,834,349             2,207,632             2,820,311

Discontinued operations              3,326                 7,418                 3,819            (1,197,071)

Net income (loss)              $  (340,385)          $  (193,559)          $   165,495          $ (1,229,178)
                         =================     =================     =================    ==================

Net income (loss) per
  common share                 $      (.02)          $      (.01)          $       .01          $       (.07)
                         =================     =================     =================    ==================

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            Summary Balance Sheets

                                                                                 September 30,
                                                                --------------------------------------------
                                                                          2000                   1999
                                                                ----------------------    ------------------
Cash                                                                 $         353,184          $     51,471
Receivable from sale of subsidiary                                               -                   780,000
Prepaid expenses and other                                                       -                     9,000
                                                                ----------------------    ------------------
  Total current assets                                                         353,184               840,471

Property and equipment                                                          50,191                50,191
  Less-Accumulated depreciation                                                (46,481)              (44,981)
                                                                ----------------------    ------------------

                                                                                 3,710                 5,210
Non current receivables:
  Deferred federal income taxes                                              2,075,334               572,280
  Income tax receivable                                                      6,654,314             5,959,121
Other assets (primarily investments
  in subsidiaries)                                                          19,506,700            17,474,634
                                                                ----------------------    ------------------
      Total assets
                                                                     $      28,593,242          $ 24,851,716
                                                                ======================    ==================

Accounts payable                                                     $          62,780          $    140,359
Accrued expenses                                                                27,250               981,840
Deferred income taxes                                                            -                   364,669
                                                                ----------------------    ------------------
  Total current liabilities                                                     90,030             1,486,868

Note payable and accrued interest,
  related party                                                             19,390,120            17,914,842
                                                                ----------------------    ------------------
      Total liabilities                                                     19,480,150            19,401,710
                                                                ----------------------    ------------------

Stockholders' equity:
  Preferred stock                                                                -                       564
  Common stock                                                                 178,125               178,125
  Paid in capital                                                           27,650,734            28,159,887
  Accumulated deficit                                                      (18,715,767)          (22,888,570)
                                                                ----------------------    ------------------
      Total stockholders' equity                                             9,113,092             5,450,006
                                                                ----------------------    ------------------
                                                                     $      28,593,242          $ 24,851,716
                                                                ======================    ==================

          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                         Summary Statements of Income

                                                                  For the Years Ended
                                                                     September 30,
                                                      ----------------------------------------
                                                            2000                   1999
                                                      -----------------      -----------------

Net revenues                                               $      -                $     -
Cost of sales                                                     -                      -
                                                      -----------------      -----------------
Gross Profit                                                      -                      -

Selling general and administrative expenses                     481,789                380,798
                                                      -----------------      -----------------

Operating income (loss)                                        (481,789)              (380,798)

Other income (expense)
  Recoveries on related party receivable                            -                  656,250
  Interest expense                                           (1,499,662)            (2,776,376)
  Interest income and other                                     118,371                  -
                                                      -----------------      -----------------

Total other expense                                          (1,381,291)            (2,120,126)
                                                      -----------------      -----------------

Loss before income taxes, equity in net income of
  subsidiaries and discontinued operations                   (1,863,080)            (2,500,924)

Income taxes (benefit)                                       (3,523,064)              (941,008)
                                                      -----------------      -----------------

Income (loss) before equity in net income of
 subsidiaries   and  discontinued operations                  1,659,984             (1,559,916)


Equity in net income of subsidiaries                          2,161,362              1,144,797
                                                      -----------------      -----------------

Income (loss) before discontinued operations                  3,821,346               (415,119)

Discontinued operations                                           -                 (1,182,508)
                                                      -----------------      -----------------

Net income (loss)                                             3,821,346             (1,597,627)
Gain (dividends) on reacquired preferred stock                  351,457                (91,199)
                                                      -----------------      -----------------

Net income (loss) attributable to common shareholders      $  4,172,803            $(1,688,826)
                                                      =================      =================


          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       Summary Statements of Cash Flows

                                                                 For the Years Ended
                                                                    September 30,
                                                      ----------------------------------------
                                                              2000                   1999
                                                      -----------------      -----------------
Cash flow provided by (used in) operating activities:
Net income (loss)                                           $ 3,821,346            $(1,597,627)
Adjustments to reconcile net loss
  to net cash used in operating activities:
 Depreciation and amortization                                    1,500              1,009,919
 Equity in income of subsidiaries                            (2,161,372)            (1,144,797)
 Deferred income tax                                         (3,523,064)               225,061
 Stock option granted for services                               54,689                  -
 Recoveries on related party receivable                           -                   (656,250)
 Loss (income) from discontinued operations                       -                  1,182,508
Increase (decrease) in, net of effects of disposition:
 Receivables from sale of subsidiary                            780,000               (780,000)
 Prepaid expenses and other                                       9,000               (735,813)
 Accounts payable and accrued expenses                         (795,117)               457,385
                                                      -----------------      -----------------
    Net cash used in operating activities                    (1,813,018)            (2,039,614)
                                                      -----------------      -----------------

Cash flows provided by (used in) investing activities:
 Receivable from related parties                                  -                      9,000
 Proceeds from sale of subsidiary                                 -                  1,780,000
 Capital expenditures                                             -                     (1,289)
                                                      -----------------      -----------------
    Net cash provided by investing activities                     -                  1,787,711
                                                      -----------------      -----------------

Cash flows provided by (used in) financing activities:
 Net borrowings on notes payable                              1,475,278              1,607,437
 Advances from (payments to) subsidiary                       1,089,453                (47,174)
 Repurchase of preferred stock                                 (450,000)                 -
 Payments on long term borrowings                                 -                 (1,200,000)
 Exercise of common stock options and warrants                    -                     28,436
 Dividends on preferred stock                                     -                    (91,199)
                                                      -----------------      -----------------
    Net cash provided by financing activities               $ 2,114,731            $   297,500
                                                      -----------------      -----------------

          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                       Summary Statements of Cash Flows

Net increase in cash                                           $301,713               $45,597
Cash - beginning of year                                         51,471                 5,874
                                                      -----------------     -----------------

Cash - end of year                                             $353,184               $51,471
                                                      =================     =================


          See note to condensed financial information of registrant.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                                  SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT




Note A - Basis of Presentation

In these parent company only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. These parent company only financial statements should be read in conjunction with the Company's consolidated financial statements and the notes applicable thereto.

Due to subsidiary debt covenant and other restrictions, the Company's ability to obtain funds from its subsidiaries is limited (See Note 8). In addition, as discussed in Notes 8 and 9, the parent company's ownership of Overhill Farms is pledged as collateral on a bank loan and its ownership of Texas Timberjack is pledged as collateral against the note payable to related party. Additionally, the Company has no operating revenues and may be highly dependent on its subsidiaries for its liquidity needs.