Form 10-Q
period 2000-12-31
POLYPHASE CORP
filed 2001-02-13
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


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
Yes    X        No
    -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                            17,827,464
                                             -------------------------------
                                             Outstanding at February 8, 2001

                             POLYPHASE CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 2000

-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                      Page No.
-----------------------------                                      --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
  December 31, 2000 and September 30, 2000                                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  December 31, 2000 and 1999                                              4

Consolidated Condensed Statements of
  Cash Flows for the Three Months Ended
  December 31, 2000 and 1999                                              5

Notes to Consolidated Condensed Financial Statements                      7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          12

Item 3. Quantitative and Qualitative Disclosures about Market Risk       13

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                14

Item 6. Exhibits and Reports on Form 8-K                                 14

Signature Page                                                           15

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    Assets

                                                                       December 31,      September 30,
                                                                       ------------      -------------
                                                                            2000               2000
                                                                       ------------      -------------
                                                                       (Unaudited)
Current assets:
  Cash                                                                 $    808,218      $   1,522,347
  Receivables, net of allowance for doubtful accounts
   of $431,361 and $433,359
     Trade accounts                                                      19,908,198         20,399,265
     Current portion of sales contracts                                   3,772,608          4,145,318
     Notes                                                                4,093,786          3,642,112
  Inventories                                                            38,778,812         36,120,187
  Prepaid expenses and other                                              3,282,267          3,062,932
                                                                       ------------      -------------
          Total current assets                                           70,643,889         68,892,161
                                                                       ------------      -------------
Property and equipment:
  Land                                                                      432,000            432,000
  Buildings and improvements                                              3,805,682          3,792,009
  Machinery, equipment and other                                         12,570,094         11,986,465
                                                                       ------------      -------------
                                                                         16,807,776         16,210,474
  Less-Accumulated depreciation                                          (8,528,346)        (8,281,568)
                                                                       ------------      -------------
                                                                          8,279,430          7,928,906
                                                                       ------------      -------------
Other assets:
  Noncurrent receivables, net of allowance for
   doubtful accounts of $1,200,000
     Sales contracts                                                      1,924,593          2,094,718
     Related parties                                                      1,230,640          1,202,183
  Excess of cost over fair value of net assets of businesses acquired, net of accumulated amortization of $4,965,967
   and $4,687,461                                                        16,635,847         16,881,886
  Other intangible assets                                                 1,590,903          1,734,858
  Restricted cash                                                           621,613            633,124
  Assets held for sale                                                    1,926,264          1,926,264
  Other                                                                   3,446,770          3,338,653
                                                                       ------------      -------------
                                                                         27,376,630         27,811,686
                                                                       ------------      -------------
                                                                       $106,299,949      $ 104,632,753
                                                                       ============      =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)



                     Liabilities and Stockholders' Equity


                                                                       December 31,      September 30,
                                                                       ------------      -------------
                                                                           2000              2000
                                                                       ------------      -------------
                                                                        (Unaudited)
Current liabilities:
  Notes payable                                                        $  8,516,501       $  7,674,131
  Accounts payable                                                       15,629,263         14,903,684
  Accrued expenses and other                                              3,546,164          4,004,971
  Current maturities of long-term debt                                    3,547,429          3,891,579
                                                                       ------------      -------------
          Total current liabilities                                      31,239,357         30,474,365

Long term debt, less current maturities                                  41,190,162         40,859,613
Note payable and accrued interest to related party                       21,147,219         20,746,384
Reserve for credit guarantees                                               621,613            633,124
                                                                       ------------      -------------
          Total liabilities                                              94,198,351         92,713,486
                                                                       ------------      -------------

Warrants to purchase common stock
  in subsidiary                                                           2,862,991          2,806,175

Stockholders' equity:
  Common stock, $.01 par value, authorized
    100,000,000 shares, issued and outstanding
    17,827,464 and 17,812,464 shares                                        178,275            178,125
  Paid-in capital                                                        27,612,146         27,650,734
  Accumulated deficit                                                   (18,551,814)       (18,715,767)
                                                                       ------------      -------------
          Total stockholders' equity                                      9,238,607          9,113,092
                                                                       ------------      -------------

                                                                       $106,299,949      $ 104,632,753
                                                                       ============      =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       -------------      -------------
Net revenues                                                           $  46,728,575      $  44,442,950

Cost of sales                                                             38,128,318         35,000,258
                                                                       -------------      -------------
Gross profit                                                               8,600,257          9,442,692

Selling, general and administrative expenses                               6,572,279          6,316,610
                                                                       -------------      -------------
Operating income                                                           2,027,978          3,126,082
                                                                       -------------      -------------
Other income (expenses):
 Interest expense                                                         (2,173,086)        (1,992,724)
 Interest income and other                                                   365,877            164,726
                                                                       -------------      -------------

          Total other income (expenses)                                   (1,807,209)        (1,827,998)
                                                                       -------------      -------------

Income before income taxes, income allocable to subsidiary
 warrant holder and extraordinary item                                       220,769          1,298,084

Income taxes                                                                    -               (18,741)

Income allocable to subsidiary warrant holder                                (56,816)              -
                                                                       -------------      -------------
Income before extraordinary item                                             163,953          1,279,343

Extraordinary item--early extinguishment of debt                                -            (1,290,431)
                                                                       -------------      -------------
Net income (loss)                                                            163,953            (11,088)

Gain on reacquired preferred stock                                              -               351,457
                                                                       -------------      -------------

Net income attributable to common stockholders                         $     163,953      $     340,369
                                                                       =============      =============
Net income (loss) per share - basic and diluted:
   Before extraordinary item                                           $         .01      $         .09
   Extraordinary item                                                              -               (.07)
                                                                       -------------      -------------

   Net income (loss) per share                                         $         .01      $         .02
                                                                       =============      =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       -------------      -------------
Cash flow provided by (used in) operating activities:
  Net income (loss)                                                    $     163,953      $     (11,088)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                          834,048            855,192
      Provision for doubtful accounts                                         96,976             34,000
      Income allocable to subsidiary warrant holder                           56,816               -
      Extraordinary item                                                        -             1,290,431
  Changes in:
      Accounts and sales contracts receivable                                936,926         (1,578,258)
      Inventories                                                         (2,658,625)        (5,353,120)
      Prepaid expenses and other                                            (327,452)          (235,219)
      Accounts payable                                                       725,579          6,410,674
      Accrued expenses and other                                             (57,972)            95,457
                                                                       -------------      -------------

          Net cash provided by (used in)
            operating activities                                            (229,751)         1,508,069
                                                                       -------------      -------------

Cash flows provided by (used in)
  investing activities:
      Notes and other receivables                                           (451,674)           350,497
      Receivables from related parties                                       (28,457)            27,042
      Capital expenditures, net                                             (651,078)          (223,175)
                                                                       -------------      -------------

          Net cash provided by (used in)
            investing activities                                       $  (1,131,209)     $     154,364
                                                                       -------------      -------------

                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       -------------      -------------
Cash flows provided by (used in) financing activities:
   Net borrowings (principal payments ) on line
     of credit arrangements                                            $   1,002,864      $     855,171
   Borrowings on other notes payable and long-term debt                      185,205         28,000,000
   Principal payments on long-term debt                                     (502,800)          (867,486)
   Repayment of subordinated debt                                               -           (22,675,000)
   Exercise of common stock options                                            7,500               -
   Repurchase of stock purchase warrants                                     (45,938)              -
   Redemption of Overhill warrants                                              -            (3,700,000)
   Deferred financing costs                                                     -            (1,832,907)
   Repurchase of convertible preferred stock                                    -              (450,000)
                                                                       -------------      -------------
        Net cash provided by (used in)
          financing activities                                               646,831           (670,222)
                                                                       -------------      -------------

Net increase (decrease) in cash                                             (714,129)           992,211
Cash - beginning of period                                                 1,522,347            375,408
                                                                       -------------      -------------

Cash - end of period                                                   $     808,218      $   1,367,619
                                                                       =============      =============


Supplemental schedule of cash flow information:
  Cash paid during the period for:
    Interest                                                           $   1,486,676      $   1,667,989
    Income taxes                                                       $      50,000      $       5,000


Supplemental schedule of noncash investing and financing activities:

In November 1999, in connection with the Overhill Farms refinancing, warrants were issued having an estimated fair market value of $2,370,000.



                  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYPHASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                               December 31, 2000



1.  NATURE OF BUSINESS

    Polyphase Corporation (the "Company" or "Polyphase") is a diversified holding company that, through its subsidiaries, operates in two industry segments: the food segment and the forestry segment. The food segment (the "Food Group"), which consists of the Company's wholly-owned subsidiary, Overhill Farms, Inc. ("Overhill"), produces high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialities. The Company's ownership of Overhill is subject to warrants outstanding to purchase a minority position in Overhill. The forestry segment (the "Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and its majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and sawmill operations.


2.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

    The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company's latest financial statements filed as part of Form 10-K for the year ended September 30, 2000.

3.  INVENTORIES

    Inventories are summarized as follows:         December 31,   September 30,
                                                      2000            2000
                                                   ------------   ------------
          Finished goods                           $ 28,944,243   $ 26,179,043
          Raw materials                               9,844,306     10,091,144
          Inventory reserve                              (9,737)      (150,000)
                                                   ------------   ------------
               Total                               $ 38,778,812   $ 36,120,187
                                                   ============   ============

    As of December 31, 2000 and September 30, 2000, finished goods inventories consisted of approximately $10,763,000 and $9,655,000 in inventories at the Food Group, $17,253,000 and $15,690,000 in timber and logging related equipment, and $928,000 and $834,000 in finished wood products, respectively. As of December 31, 2000 and September 30, 2000, raw materials inventories consisted of approximately $9,015,000 and $9,289,000 in inventories at the Food Group and $829,000 and $802,000 in both unharvested and harvested but unprocessed timber, respectively.


4.  TAXES

    For the quarter ended December 31, 2000, the actual income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company's subsidiaries recorded a provision for income taxes of approximately $300,000, based upon their effective tax rates determined as if they were separate taxpayers; the Company then applied a like amount of its existing valuation allowance as a reduction of this amount, resulting in a net income tax provision for the quarter of zero. The Company continues to maintain a valuation allowance against a portion of its net deferred tax assets due to uncertainty with respect to the future recoverability of all such amounts.


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

    In connection with the agreement, LLCP was issued warrants to purchase 17.5% of the common stock of Overhill, exercisable immediately at a nominal exercise price. During the first two years following the date of the agreement, Overhill has the right to repurchase 5% of Overhill's shares from LLCP for $3 million and/or to repurchase all 17.5% of the Overhill shares subject to the LLCP warrant within five days of the term loan being repaid at their then determined fair market value. If such shares are not purchased, LLCP will be entitled under the agreement to receive a cash payment of $500,000 from Overhill; such amount is being charged to expense over the term of the facility. At the date of issuance, the warrants granted to LLCP were estimated to have a fair value of $2.37 million.

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

6.  EARNINGS PER SHARE

    The following table sets forth the computations of basic and diluted earnings per share:


                                                     For the Three Months Ended
                                                             December 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
    Numerator:
     Income before extraordinary item                $   163,953    $ 1,279,343
     Gain on reacquired preferred stock                     -           351,457
                                                     -----------    -----------
                                                         163,953      1,630,800

     Extraordinary item                                     -        (1,290,431)
                                                     -----------    -----------

     Net income attributable to common stockholders  $   163,953    $   340,369
                                                     ===========    ===========

    Denominator:
     Denominator for basic earnings
      per share - weighted average shares             17,823,387     17,812,464
                                                     -----------    -----------
     Effect of dilutive securities:
      Convertible preferred stock                           -         1,075,853
      Stock options                                       50,290           -
      Warrants                                              -              -
                                                     -----------    -----------
         Dilutive potential common shares                 50,290      1,075,853
                                                     -----------    -----------

    Denominator for diluted earnings per share        17,873,677     18,888,317
                                                     ===========    ===========

    Net income per share - basic and diluted:

      Before extraordinary item                      $       .01    $       .09

      Extraordinary item                                      -            (.07)
                                                     -----------    -----------

         Net income per share                        $       .01    $       .02
                                                     ===========    ===========

7.  STOCKHOLDERS' EQUITY

    Stock Options-

    During the three months ended December 31, 2000, options to purchase 15,000 shares at an exercise price of $.50 per share were exercised.


    Warrants-

    During the three months ended December 31, 2000, the Company repurchased warrants covering 210,000 shares exercisable at $1.125 per share for total consideration of approximately $46,000.


    Convertible Preferred Stock-

    During November 1999, the Company and Infinity Investors Limited, the holder of a series of the Company's preferred stock, entered into an agreement whereby, among other things, the Company agreed to repurchase all remaining preferred stock owned by Infinity, including all accrued but unpaid dividends, for $450,000 cash, and Infinity agreed to the dismissal of all litigation against the Company with respect to various matters related to its ownership of the preferred stock. As a result of the settlement, the Company recorded a gain of approximately $351,000, related to the difference in the carrying value of the preferred stock plus the accrued dividends and the settlement amount. Such amount was accounted for by recording a reduction of the Company's accumulated deficit during the quarter ended December 31, 1999.

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

Results of Operations

Revenues for the three months ended December 31, 2000 increased $2,286,000 (5%) to $46,729,000 from $44,443,000 during the three months ended December 31, 1999. The increase in revenues is primarily attributable to continued sales gains by Overhill. Gross profits decreased $843,000 to $8,600,000 in the current year from $9,443,000 in the prior year, due in part to a decrease in gross margins rates to 18.4% in the current quarter as compared to 21.2% in the first quarter of fiscal 2000. During the period, operating income decreased to $2,028,000 in fiscal 2001 from $3,126,000 in fiscal 2000.

Consolidated net income before extraordinary item for the three months ended December 31, 2000 decreased to $164,000 from $1,279,000 during the three months ended December 31, 1999. After the effect in the prior year of an extraordinary expense of $1,290,000 related to the early extinguishment of debt in connection with major refinancing by Overhill, and a gain of $351,000 on the reacquisition of preferred stock, net income attributable to common stockholders decreased to $164,000 ($.01 per share) in fiscal 2001 from $340,000 ($.02 per share) in fiscal 2000.

The Food Group's revenues increased $4,316,000 (13%) to $38,478,000 for the three months ended December 31, 2000, as compared to $34,162,000 for the three months ended December 31, 1999. Gross profits decreased $421,000 (6%) to $6,646,000, compared to $7,067,000 in the prior year, due primarily to startup expenses related to the recently acquired Chicago Brothers operations and increased energy costs in Overhill's California based facilities. Operating income decreased $686,000 to $2,151,000 in the current period, compared to $2,837,000 for the same period in fiscal 2000.

Revenues for the Forestry Group for the three months ended December 31, 2000 decreased $2,031,000 (19.8%) to $8,250,000 from $10,281,000 for the three months ended December 31, 1999. Operating income for the same period decreased $287,000 to $51,000 for the three months ended December 31, 2000 from $338,000 for the three months ended December 31, 1999. These decreases in revenues and operating results are due to a continued softness in the East Texas timber market, affecting the Texas Timberjack core equipment business as well as its sawmill operations, which is expected to continue at least through the next fiscal quarter.

Liquidity and Capital Resources

During the three months ended December 31, 2000, the Company's operating activities resulted in a use of cash of approximately $230,000, compared to cash provided of $1,508,000 during the comparable period in the previous year. The use of cash during the current year is related primarily to increases in inventories by both Overhill and Texas Timberjack.

During the three months ended December 31, 2000, the Company's investing activities resulted in a use of cash of approximately $1,131,000, compared to cash provided of $154,000 during the comparable period in the previous year. The Company's use of cash resulted primarily from increases in notes receivable by Texas Timberjack and from capital expenditures by both operating units.

During the three months ended December 31, 2000, the Company's financing activities resulted in cash provided of approximately $647,000, compared to a use of cash of approximately $670,000 in the comparable period in the previous year. The cash provided resulted primarily from additional borrowings under Timberjack's lines of credit, utilized primarily for increases in its inventories and notes receivable and for reductions in its term loan.

The Company believes that funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is affected by changes in prime and LIBOR-based lending rates as a result of its various line of credit arrangements. If these market rates increase by an average of 1% in fiscal 2001, the Company's interest expense would increase by approximately $250,000 based on the outstanding line of credit balances at December 31, 2000.

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

In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to file motions for summary judgment. Motions for summary judgment were thereafter filed, pointing out that there was no evidence to support the plaintiffs' claims. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the District Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. The decision in these suits, which the Company maintained all along were without merit, remains subject to appeal by the plaintiffs.

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


                                                  POLYPHASE CORPORATION
                                                  (Registrant)


Date: February 12, 2000                           By: /s/ James Rudis
                                                      ----------------------
                                                  James Rudis
                                                  Chairman, President and
                                                  Chief Executive Officer



Date: February 12, 2000                           By: /s/ William E. Shatley
                                                      ----------------------
                                                  William E. Shatley
                                                  Senior Vice President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS



         Exhibit No.                                Exhibit
         -----------                        -----------------------

            27.1                            Financial Data Schedule