Form 10-Q
period 2001-03-31
OVERHILL CORP
filed 2001-05-14
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                        Commission file number: 1-9083

                             OVERHILL CORPORATION
            (Exact name of registrant as specified in its charter)

                      Nevada                           23-2708876
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

Yes       X        No
    -------------     -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                   17,827,464
                                                      --------------------------
                                                      Outstanding at May 4, 2001

                             OVERHILL CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 2001

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                    Page No.
-----------------------------                                    --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
  March 31, 2001 and September 30, 2000                                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  March 31, 2001 and 2000                                              4

Consolidated Condensed Statements of
  Operations for the Six Months Ended
  March 31, 2001 and 2000                                              5

Consolidated Condensed Statements of
  Cash Flows for the Six Months Ended
  March 31, 2001 and 2000                                              7

Notes to Consolidated Condensed Financial Statements                   9

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       15

Item 3. Quantitative and Qualitative Disclosures about Market Risk    16


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                             17

Item 4. Submission of Matters to a Vote of Security Holders           17

Item 6. Exhibits and Reports on Form 8-K                              18

Signature Page                                                        19

                     OVERHILL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     Assets

                                                                March 31,     September 30,
                                                              -------------   -------------
                                                                   2001           2000
                                                              -------------   -------------
                                                                (Unaudited)
Current assets:
 Cash                                                         $  1,331,026    $  1,522,347
 Receivables, net of allowance for doubtful accounts
  of $448,359 and $433,359
   Trade accounts                                               19,841,039      20,399,265
   Current portion of sales contracts                            3,637,387       4,145,318
   Notes                                                         4,452,994       3,642,112
 Inventories                                                    34,714,699      36,120,187
 Prepaid expenses and other                                      3,839,582       3,062,932
                                                              -------------   -------------
    Total current assets                                        67,816,727      68,892,161
                                                              -------------   -------------

Property and equipment:
 Land                                                              432,000         432,000
 Buildings and improvements                                      3,808,658       3,792,009
 Machinery, equipment and other                                 12,851,005      11,986,465
                                                              -------------   -------------
                                                                17,091,663      16,210,474
 Less-Accumulated depreciation                                  (8,796,602)     (8,281,568)
                                                              -------------   -------------
                                                                 8,295,061       7,928,906
                                                              -------------   -------------
Other assets:
 Noncurrent receivables, net of allowance for
   doubtful accounts of $1,200,000
    Sales contracts                                              1,964,294       2,094,718
    Related parties                                              1,344,528       1,202,183
 Excess of cost over fair value of net assets of businesses
   acquired, net of accumulated amortization of $5,244,244
   and $4,687,461                                               16,357,570      16,881,886
 Other intangible assets                                         1,446,948       1,734,858
 Restricted cash                                                   567,730         633,124
 Assets held for sale                                            1,926,264       1,926,264
 Other                                                           3,467,908       3,338,653
                                                              -------------   -------------
                                                                27,075,242      27,811,686
                                                              -------------   -------------
                                                              $103,187,030    $104,632,753
                                                              =============   =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                     Liabilities and Stockholders' Equity

                                                       March 31,      September 30,
                                                      ------------    ------------
                                                          2001            2000
                                                      ------------    ------------
                                                       (Unaudited)
Current liabilities:
 Notes payable                                        $  9,143,674    $  7,674,131
 Accounts payable                                       16,987,896      14,903,684
 Accrued expenses and other                              3,437,392       4,004,971
 Current maturities of long-term debt                    3,325,208       3,891,579
                                                      ------------    ------------
    Total current liabilities                           32,894,170      30,474,365

Long term debt, less current maturities                 35,617,867      40,859,613
Note payable and accrued interest to related party      21,539,992      20,746,384
Reserve for credit guarantees                              567,730         633,124
                                                      ------------    ------------
    Total liabilities                                   90,619,759      92,713,486
                                                      ------------    ------------
Warrants to purchase common stock
 in subsidiary                                           2,976,450       2,806,175

Stockholders' equity:
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   17,827,464 and 17,812,464 shares                        178,275         178,125
 Paid-in capital                                        27,612,146      27,650,734
 Accumulated deficit                                   (18,199,600)    (18,715,767)
                                                      ------------    ------------
    Total stockholders' equity                           9,590,821       9,113,092
                                                      ------------    ------------
                                                      $103,187,030    $104,632,753
                                                      ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001          2000
                                                     -----------    -----------

Net revenues                                         $49,117,414    $43,487,234

Cost of sales                                         39,726,720     34,691,213
                                                     -----------    -----------

Gross profit                                           9,390,694      8,796,021

Selling, general and administrative expenses           6,984,190      5,976,604
                                                     -----------    -----------

Operating income                                       2,406,504      2,819,417
                                                     -----------    -----------

Other income (expenses):
 Interest expense                                     (2,032,586)    (2,081,631)
 Interest income and other                                91,755        167,150
                                                     -----------    -----------

  Total other income (expenses)                       (1,940,831)    (1,914,481)
                                                     -----------    -----------

Income before income taxes and income allocable
 to subsidiary warrant holder                            465,673        904,936

Income taxes                                                   -        (93,701)

Income allocable to subsidiary warrant holder           (113,459)             -
                                                     -----------    -----------

Net income                                           $   352,214    $   811,235
                                                     ===========    ===========
Net income per share - basic and diluted             $       .02    $       .05
                                                     ===========    ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      For the Six Months Ended
                                                             March 31,
                                                     -------------------------
                                                         2001         2000
                                                     -----------   -----------

Net revenues                                         $95,845,989   $87,930,184

Cost of sales                                         77,855,038    69,691,471
                                                     -----------   -----------
Gross profit                                          17,990,951    18,238,713

Selling, general and administrative expenses          13,556,469    12,293,214
                                                     -----------   -----------

Operating income                                       4,434,482     5,945,499
                                                     -----------   -----------

Other income (expenses):
 Interest expense                                     (4,205,672)   (4,074,355)
 Interest income and other                               457,632       331,876
                                                     -----------   -----------

  Total other income (expenses)                       (3,748,040)   (3,742,479)
                                                     -----------   -----------

Income before income taxes, income allocable to
 subsidiary warrant holder and extraordinary item        686,442     2,203,020

Income taxes                                                   -      (112,442)

Income allocable to subsidiary warrant holder           (170,275)            -
                                                     -----------   -----------

Income before extraordinary item                         516,167     2,090,578

Extraordinary item--early extinguishment of debt               -    (1,290,431)
                                                     -----------   -----------

Net income                                               516,167       800,147

Gain on reacquired preferred stock                             -       351,457
                                                     -----------   -----------

Net income attributable to common stockholders       $   516,167   $ 1,151,604
                                                     ===========   ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)



                                                      For the Six Months Ended
                                                             March 31,
                                                     -------------------------
                                                         2001         2000
                                                     -----------   -----------
Net income per share - basic and diluted:
  Before extraordinary item                           $      .03    $      .13
  Extraordinary item                                           -          (.07)
                                                      ----------    ----------
   Net income per share:                              $      .03    $      .06
                                                      ==========    ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       For the Six Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------

Cash flows provided by (used in) operating activities:
 Net income                                            $   516,167  $   800,147
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                         1,668,036    1,691,068
   Provision for doubtful accounts                         162,451       69,820
   Income allocable to subsidiary warrant holder           170,275            -
   Extraordinary item                                            -    1,290,431
 Changes in:
   Accounts and sales contracts receivable               1,034,130      573,606
   Inventories                                           1,405,488   (2,141,880)
   Prepaid expenses and other                             (905,905)    (910,922)
   Accounts payable                                      2,084,212   (1,615,378)
   Accrued expenses and other                              226,029       61,799
                                                       -----------  -----------
     Net cash provided by (used in)
      operating activities                               6,360,883     (181,309)
                                                       -----------  -----------

Cash flows provided by (used in) investing activities:
  Notes and other receivables                             (810,882)     (85,762)
  Receivables from related parties                        (142,345)     293,062
  Capital expenditures, net                               (934,965)    (459,765)
                                                       -----------  -----------
     Net cash provided by (used in)
      investing activities                             $(1,888,192) $  (252,465)
                                                       -----------  -----------



                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)



                                                    For the Six Months Ended
                                                           March 31,
                                                  ---------------------------
                                                       2001          2000
                                                  ------------   ------------

Cash flows provided by (used in) financing
 activities:
  Net borrowings (principal payments) on line
   of credit arrangements                         $ (1,887,983)  $  3,597,273
  Borrowings on other notes payable and
   long-term debt                                      185,205     28,000,000
  Principal payments on long-term debt              (2,922,796)    (1,201,038)
  Repayment of subordinated debt                             -    (22,675,000)
  Exercise of common stock options                       7,500              -
  Repurchase of stock purchase warrants                (45,938)             -
  Redemption of Overhill Farms warrants                      -     (3,700,000)
  Deferred financing costs                                   -     (1,832,907)
  Repurchase of preferred stock                              -       (450,000)
                                                  ------------   ------------
     Net cash provided by (used in)
      financing activities                          (4,664,012)     1,738,328
                                                  ------------   ------------
Net increase (decrease) in cash                       (191,321)     1,304,554
Cash - beginning of period                           1,522,347        375,408
                                                  ------------   ------------
Cash - end of period                              $  1,331,026   $  1,679,962
                                                  ============   ============
Supplemental schedule of cash flow information:

 Cash paid during the period for :
  Interest                                        $  2,921,064   $  3,169,457
  Income taxes                                    $     50,000   $      5,000



Supplemental schedule of noncash investing and financing activities:

In November 1999, in connection with the Overhill Farms refinancing, warrants were issued having an estimated fair market value of $2,370,000.



                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                March 31, 2001



1.   NATURE OF BUSINESS

     Overhill Corporation, formerly Polyphase Corporation, (the "Company") is a diversified holding company that, through its subsidiaries, operates in two industry segments: the food segment and the forestry segment. The food segment (the "Food Group"), which consists of the Company's 99% owned subsidiary, Overhill Farms, Inc. ("Overhill"), produces high quality entrees, plated meals, soups, sauces and poultry, meat and fish specialities The Company's ownership of Overhill is subject to warrants outstanding to purchase a minority position in Overhill. The forestry segment (the "Forestry Group"), which consists of the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and its majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"), distributes, leases and provides financing for industrial and commercial timber equipment and is also engaged in certain related timber and sawmill operations.


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

3.   INVENTORIES

     Inventories are summarized as follows:       March 31,      September 30,
                                                    2001             2000
                                                 -----------     -------------
               Finished goods                    $25,015,259     $  26,179,043
               Raw materials                       9,724,177        10,091,144
               Inventory reserve                     (24,737)         (150,000)
                                                 -----------     -------------
                 Total                           $34,714,699     $  36,120,187
                                                 ===========     =============


     As of March 31, 2001 and September 30, 2000, finished goods inventories consisted of approximately $7,502,000 and $9,655,000 in inventories at the Food Group, $16,519,000 and $15,690,000 in timber and logging related equipment, and $994,000 and $834,000 in finished wood products, respectively. As of March 31, 2001 and September 30, 2000, raw materials inventories consisted of approximately $8,704,000 and $9,289,000 in inventories at the Food Group and $1,020,000 and $802,000 in both unharvested and harvested but unprocessed timber, respectively.


4.   TAXES

     For the six months ended March 31, 2001, the actual income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company's subsidiaries recorded a provision for income taxes of approximately $700,000, based upon their effective tax rates determined as if they were separate taxpayers; the Company then applied a like amount of its existing valuation allowance as a reduction of this amount, resulting in a net income tax provision for the period of zero. The Company continues to maintain a valuation allowance against a portion of its deferred tax assets due to uncertainty with respect to the future recoverability of all such amounts.


5.   LONG-TERM DEBT

     In November 1999, Overhill Farms, Inc. refinanced substantially all its existing debt. The new facility amounted to $44 million, consisting of a $16 million line of credit provided by Union Bank of California, N.A. ("Union Bank"), together with $28 million in the form of a five-year term loan provided by Levine Leichtman Capital Partners II, L.P. ("LLCP").

     The line of credit with Union Bank expires in November 2002 and provides for borrowings limited to the lesser of $16 million or an amount determined by a defined borrowing base consisting of eligible receivables and inventories. Borrowings under the line bear interest at a rate, as selected by Overhill at the time of borrowing, of prime plus .25% or LIBOR plus 2.75%. The agreement contains various covenants including restrictions on capital expenditures, requirements to maintain specified net worth levels and debt service ratios, and generally prohibits loans, advances or dividends from Overhill to the Company and limits payments of taxes and other expenses to the parent company to specified levels. The line of credit is guaranteed by the Company and collateralized by certain assets of Overhill and the Overhill common stock owned by the Company.

     The term loan with LLCP is a secured senior subordinated note bearing interest at 12% per annum, with interest payable monthly until maturity in October 2004. Principal payments in an amount equal to 50% of the excess cash flow, as defined, for Overhill's previous fiscal year are also payable annually; such payment in the amount of $2,020,000 was paid in January 2001. Voluntary principal payments are permitted after October 31, 2001, subject to certain prepayment penalties. The agreement contains various covenants including restrictions on capital expenditures, minimum EBITDA and net worth levels, and specified debt service and debt to equity ratios. In addition, the terms of the agreement restrict changes in control, generally prohibit loans, dividends or advances by Overhill to the Company and limit payments of taxes and other expenses to the parent company to specified levels. The term loan with LLCP is guaranteed by the Company and collateralized by certain assets of Overhill. The agreement also requires Overhill to pay to LLCP, during each January, annual consulting fees of $180,000.

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

     As a result of the transactions, Overhill repaid in full the $22.7 million senior subordinated notes and the $9.7 million balance of its revolving line of credit with previous lenders. Additionally, Overhill repurchased, for $3.7 million, the warrants held by a previous lender to purchase 30% of Overhill's common stock; the excess of such repurchase amount over the carrying value of the warrant amounted to approximately $2.3 million and was recorded as goodwill. In connection with the refinancing, Overhill was permitted to make a one-time advance of $1.25 million to the Company for working capital and other specified purposes. Overhill incurred costs and expenses in connection with the refinancing totaling approximately $1.9 million, substantially all of which has been, or will be, paid to the lenders. The early extinguishment of the previous indebtedness resulted in an extra ordinary loss of approximately $1.3 million (net of a $500,000 refund for early payment of the senior subordinated notes) during the six months ended March 31, 2000.

6.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:


                                                    For the Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                          2001        2000
                                                      ----------- -----------
   Numerator:
       Net income                                     $   352,214 $   811,235
                                                      =========== ===========

   Denominator:
     Denominator for basic earnings per share-
       weighted average shares                         17,827,464  17,812,464
                                                      ----------- -----------

     Effect of dilutive securities:
       Stock options                                      109,120      32,273
       Warrants                                                 -           -
                                                      ----------- -----------

         Dilutive potential common shares                 109,120      32,273
                                                      ----------- -----------

     Denominator for diluted earnings per share        17,936,584  17,844,737
                                                      =========== ===========

         Net income per share - basic and diluted     $       .02 $       .05
                                                      =========== ===========

                                                 For the Six Months Ended
                                                         March 31,
                                                 ------------------------
                                                     2001        2000
                                                 -----------  -----------
Numerator:
 Income before extraordinary item                $   516,167  $ 2,090,578
 Gain on reacquired preferred stock                        -      351,457
                                                 -----------  -----------
                                                     516,167    2,442,035

 Extraordinary item                                        -   (1,290,431)
                                                 -----------  -----------
   Net income attributable to common
    stockholders                                 $   516,167  $ 1,151,604
                                                 ===========  ===========
Denominator:
 Denominator for basic earnings per share-
  weighted average shares                         17,825,404   17,812,464
                                                 -----------  -----------
 Effect of dilutive securities:
  Convertible preferred stock                              -      537,926
  Stock options                                       75,417        3,739
  Warrants                                                 -            -
                                                 -----------  -----------
  Dilutive potential common shares                    75,417      541,665
                                                 -----------  -----------
 Denominator for diluted earnings per share       17,900,821   18,354,129
                                                 ===========  ===========
 Net income per share - basic and diluted:

   Before extraordinary item                     $       .03  $       .13

   Extraordinary item                                      -         (.07)
                                                 -----------  -----------
     Net income per share                        $       .03  $       .06
                                                 ===========  ===========

7.   STOCKHOLDERS' EQUITY

     Stock Options

     During the period ended March 31, 2001, options to purchase 15,000 shares of the Company's common stock, at an exercise of $.50 per share, were exercised.


     Warrants

     During the period ended March 31, 2001, the Company repurchased warrants covering 210,000 shares of its common stock, exercisable at $1.125 per share, for total consideration of approximately $46,000.


     Subsidiary Warrants

     During the period ended March 31, 2001, warrants issued in 1997 to purchase 1% of the common stock of Overhill Farms, Inc., at an exercise price of $50,000, were exercised.


     Convertible Preferred Stock

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


     Results of Operations

     Revenues for the six months ended March 31, 2001 increased $7,916,000 (9%) to $95,846,000 from $87,930,000 during the six months ended March 31, 2000. The increase in revenues is primarily attributable to sales gains by Overhill. Gross profits decreased $248,000 to $17,991,000 in the current year from $18,239,000 in the comparable period in 2000, due to a decrease in gross margin rates to 18.8% in the current year as compared to 20.7% in the comparable period in fiscal 2000. During the current six month period, operating income decreased to $4,434,000 from $5,945,000 in fiscal 2000.

     Consolidated income before extraordinary item for the six months ended March 31, 2001 decreased to $516,000 from $2,090,000 during the six months ended March 31, 2000. After the effect in the prior year of an extraordinary expense of $1,290,000 related to the early extinguishment of debt in connection with major refinancing by Overhill Farms, and a gain of $351,000 on the reacquisition of preferred stock, net income attributable to common stockholders amounted to $516,000 ($.03 per share) in the current year compared to $1,151,000 ($.06 per share) in fiscal 2000.

     The Food Group's revenues increased $12,173,000 (18.2%) to $78,916,000 for the six months ended March 31, 2001 as compared to $66,743,000 for the six months ended March 31, 2000. Gross profits increased $578,000 to $13,886,000, compared to $13,308,000 in the prior year. A decrease in the gross margin rate to 17.6% in 2001 from 19.9% in 2000, as well as an increase in operating expenses, were both attributable to startup expenses related to the Chicago Brothers acquisition and increased energy costs in the California based facilities and resulted in a decrease in operating income to $4,695,000 in 2001 from $5,286,000 in 2000.

     Revenues for the Forestry Group for the six months ended March 31, 2001 decreased $4,257,000 (20.1%) to $16,930,000 from $21,187,000 for the six months ended March 31, 2000. Operating income for the same period decreased $676,000 to $128,000 for the six months ended March 31, 2001 from $804,000 for the six months ended March 31, 2000. These decreases are due to a continued softness in the East Texas timber market, affecting both the Texas Timberjack core equipment business as well as its sawmill operations.

     Liquidity and Capital Resources

     During the six months ended March 31, 2001, the Company's operating activities resulted in cash provided of approximately $6,361,000, compared to a use of cash of $181,000 during the comparable period in fiscal 2000. The cash provided in the current year is primarily due to the operations of Overhill Farms, with decreases in receivables and inventories and increases in trade accounts payable.

     During the six months ended March 31, 2001, the Company's investing activities resulted in a use of cash of approximately $1,888,000, compared to a use of cash of $252,000 during the comparable period in fiscal 2000. The Company's use of cash in the current year resulted primarily from increases in notes receivable by Texas Timberjack and from capital expenditures by both operating units.

     During the six months ended March 31, 2001, the Company's financing activities resulted in a use of cash of approximately $4,664,000 as compared to cash provided of $1,738,000 during the comparable period in fiscal 2000. The use of cash in the current year resulted consisted primarily of principal payments on indebtedness by Overhill Farms.

     The Company believes that funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months.



     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's interest expense is affected by changes in prime and LIBOR rates as a result of its various line of credit arrangements. If these market rates increase by an average of 1%, the Company's interest expense for the next twelve months would increase by approximately $225,000, based on the outstanding line of credit balances at March 31, 2001.

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

     In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to file motions for summary judgment. Motions for summary judgment were thereafter filed, pointing out that the evidence did not support the plaintiffs' claims. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. The plaintiffs then filed a motion for rehearing which the Court denied in March 2001. The decision in these suits, which the Company maintained all along were without merit, has now been appealed by the plaintiffs to the United States Court of Appeals for the Ninth Circuit.

     The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, management believes (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.


     Item 4.  Submission of Matters to a Vote of Security Holders

     On March 1, 2001, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following matters were considered and voted upon:

          (a) the election of four (4) directors of the Company; and

          (b) the amendment of the Company's Articles of Incorporation to change the Company's name to Overhill Corporation.

     Elected as directors at the meeting were James Rudis, William E. Shatley, Michael F. Buck and George R. Schrader.

     The following table sets forth certain information relating to the voting by stockholders on the matter referred to in (b) above

               Votes Cast           Votes Cast
                   For               Against            Withheld
               ----------           ----------          --------

               13,540,254              113,628            11,700

     Reference is made to the Company's definitive proxy statement, mailed on January 31, 2001, to stockholders of record on January 9, 2001, for more complete information relating to the matters discussed above.


     Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               3.1 Certiifcate of Amendment of Articles of Incorporation, as adopted by stockholders on March 1, 2001.

          (b) Reports on Form 8-K - No reports on form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   OVERHILL CORPORATION
                                                   (Registrant)


Date:  May 7, 2001                                 By: /s/ James Rudis
                                                       ------------------------
                                                       James Rudis
                                                       Chairman, President and
                                                       Chief Executive Officer



Date:  May 7, 2001                                 By: /s/ William E. Shatley
                                                       ------------------------
                                                       William E. Shatley
                                                       Senior Vice President and
                                                       Chief Financial Officer