Form 10-Q
period 2001-06-30
OVERHILL CORP
filed 2001-08-10
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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
Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                 17,827,464
                                                   -----------------------------
                                                   Outstanding at August 6, 2001

                             OVERHILL CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

PART I. FINANCIAL INFORMATION                                    Page No.
-----------------------------                                    --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   June 30, 2001 and September 30, 2000                                2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  June 30, 2001 and 2000                                               4

Consolidated Condensed Statements of
  Operations for the Nine Months Ended
  June 30, 2001 and 2000                                               5

Consolidated Condensed Statements of
  Cash Flows for the Nine Months Ended
  June 30, 2001 and 2000                                               7

Notes to Consolidated Condensed Financial Statements                   9

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       15

Item 3. Quantitative and Qualitative Disclosures about Market Risk    16

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                            17

Item 6.  Exhibits and Reports on Form 8-K                             17

Signature Page                                                        18

                     OVERHILL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    Assets

                                                                June 30,      September 30,
                                                              ------------    ------------
                                                                  2001            2000
                                                              ------------    ------------
                                                               (Unaudited)
Current assets:
 Cash                                                         $  1,145,049    $  1,522,347
 Receivables, net of allowance for doubtful
  accounts of $403,358 and $433,359
   Trade accounts                                               18,990,666      20,399,265
   Current portion of sales contracts                            3,855,959       4,145,318
   Notes                                                         4,041,037       3,642,112
 Inventories                                                    36,159,511      36,120,187
 Prepaid expenses and other                                      3,480,200       3,062,932
                                                              ------------    ------------
    Total current assets                                        67,672,422      68,892,161
                                                              ------------    ------------
Property and equipment:
 Land                                                              432,000         432,000
 Buildings and improvements                                      3,840,128       3,792,009
 Machinery, equipment and other                                 13,090,640      11,986,465
                                                              ------------    ------------
                                                                17,362,768      16,210,474
 Less-Accumulated depreciation                                  (8,985,957)     (8,281,568)
                                                              ------------    ------------
                                                                 8,376,811       7,928,906
                                                              ------------    ------------
Other assets:
 Noncurrent receivables, net of allowance for
   doubtful accounts of $1,200,000
    Sales contracts                                              2,318,745       2,094,718
    Related parties                                              2,039,374       1,202,183
 Excess of cost over fair value of net assets
   of businesses acquired, net of accumulated
   amortization of $5,522,522 and $4,687,461                    16,079,292      16,881,886
 Other intangible assets                                         1,302,993       1,734,858
 Restricted cash                                                   518,688         633,124
 Assets held for sale                                            1,926,264       1,926,264
 Other                                                           3,377,676       3,338,653
                                                              ------------    ------------
                                                                27,563,032      27,811,686
                                                              ------------    ------------
                                                              $103,612,265    $104,632,753
                                                              ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                     Liabilities and Stockholders' Equity

                                                        June 30,     September 30,
                                                      ------------   -------------
                                                          2001           2000
                                                      ------------   -------------
                                                       (Unaudited)
Current liabilities:
 Notes payable                                        $  8,611,179   $   7,674,131
 Accounts payable                                       17,988,892      14,903,684
 Accrued expenses and other                              3,184,337       4,004,971
 Current maturities of long-term debt                    2,880,763       3,891,579
                                                      ------------   -------------
    Total current liabilities                           32,665,171      30,474,365

Long term debt, less current maturities                 35,156,299      40,859,613
Note payable and accrued interest to related party      21,936,796      20,746,384
Reserve for credit guarantees                              518,688         633,124
                                                      ------------   -------------
    Total liabilities                                   90,276,954      92,713,486
                                                      ------------   -------------

Warrants to purchase common stock
 in subsidiary                                           3,104,972       2,806,175

Stockholders' equity:
 Common stock, $.01 par value, authorized
   100,000,000 shares, issued and outstanding
   17,827,464 and 17,812,464 shares                        178,275         178,125
 Paid-in capital                                        27,612,146      27,650,734
 Accumulated deficit                                   (17,560,082)    (18,715,767)
                                                      ------------   -------------
    Total stockholders' equity                          10,230,339       9,113,092
                                                      ------------   -------------
                                                      $103,612,265   $ 104,632,753
                                                      ============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              For the Three Months
                                                                 Ended June 30,
                                                            ------------------------
                                                                2001         2000
                                                            -----------  -----------
Net revenues                                                $53,500,367  $46,647,829

Cost of sales                                                43,695,938   37,509,993
                                                            -----------  -----------

Gross profit                                                  9,804,429    9,137,836

Selling, general and administrative expenses                  7,102,874    6,390,444
                                                            -----------  -----------

Operating income                                              2,701,555    2,747,392
                                                            -----------  -----------

Other income (expenses):
 Interest expense                                            (1,980,034)  (2,040,163)
 Interest income and other                                       46,519      318,144
                                                            -----------  -----------

  Total other income (expenses)                              (1,933,515)  (1,722,019)
                                                            -----------  -----------

Income before income taxes and income allocable
 to subsidiary warrant holder                                   768,040    1,025,373

Income taxes                                                          -            -

Income allocable to subsidiary warrant holder                  (128,522)           -
                                                            -----------  -----------

Net income                                                  $   639,518  $ 1,025,373
                                                            ===========  ===========

Net income per share - basic and diluted                    $       .04  $       .06
                                                            ===========  ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                         For the Nine Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            2001            2000
                                                        ------------    ------------
Net revenues                                            $149,346,356    $134,578,013

Cost of sales                                            121,550,976     107,201,464
                                                        ------------    ------------

Gross profit                                              27,795,380      27,376,549

Selling, general and administrative expenses              20,659,343      18,683,658
                                                        ------------    ------------

Operating income                                           7,136,037       8,692,891
                                                        ------------    ------------
Other income (expenses):
 Interest expense                                         (6,185,706)     (6,114,518)
 Interest income and other                                   504,151         650,020
                                                        ------------    ------------

  Total other income (expenses)                           (5,681,555)     (5,464,498)
                                                        ------------    ------------

Income before income taxes, income allocable to
 subsidiary warrant holder and extraordinary item          1,454,482       3,228,393

Income taxes                                                       -        (112,442)

Income allocable to subsidiary warrant holder               (298,797)              -
                                                        ------------    ------------

Income before extraordinary item                           1,155,685       3,115,951

Extraordinary item--early extinguishment of debt                   -      (1,290,431)
                                                        ------------    ------------

Net income                                                 1,155,685       1,825,520

Gain on reacquired preferred stock                                 -         351,457
                                                        ------------    ------------

Net income attributable to common stockholders          $  1,155,685    $  2,176,977
                                                        ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (continued)
                                  (Unaudited)


                                                         For the Nine Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            2001            2000
                                                        ------------    ------------
Net income per share - basic and diluted:
  Before extraordinary item                             $        .06    $        .19
  Extraordinary item                                               -            (.07)
                                                        ------------    ------------
   Net income per share:                                $        .06    $        .12
                                                        ============    ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 For the Nine Months Ended
                                                                         June 30,
                                                                 -------------------------
                                                                     2001         2000
                                                                 -----------   -----------
Cash flows provided by (used in) operating activities:
 Net income                                                      $ 1,155,685   $ 1,825,520
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                                   2,524,965     2,485,264
   Provision for doubtful accounts                                   224,421        74,820
   Income allocable to subsidiary warrant holder                     298,797             -
   Extraordinary item                                                      -     1,290,431
 Changes in:
   Accounts and sales contracts receivable                         1,249,510    (2,531,951)
   Inventories                                                       (39,324)   (2,675,084)
   Prepaid expenses and other                                       (456,291)   (1,036,006)
   Accounts payable                                                3,085,208     1,080,390
   Accrued expenses and other                                        369,778       611,597
                                                                 -----------   -----------
     Net cash provided by (used in)
      operating activities                                         8,412,749     1,124,981
                                                                 -----------   -----------
Cash flows provided by (used in) investing activities:
  Notes and other receivables                                       (398,925)     (522,146)
  Receivables from related parties                                  (837,191)     (218,072)
  Capital expenditures, net                                       (1,307,911)     (769,029)
                                                                 -----------   -----------
     Net cash provided by (used in)
      investing activities                                       $(2,544,027)  $(1,509,247)
                                                                 -----------   -----------

                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                          For the Nine Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              2001          2000
                                                          -----------   ------------
Cash flows provided by (used in) financing activities:

  Net borrowings (principal  payments) on line
   of credit arrangements                                 $(2,850,462)  $  2,586,035
  Borrowings on other notes payable and long-term debt        185,205     28,282,602
  Principal payments on long-term debt                     (3,542,325)    (1,534,372)
  Repayment of subordinated debt                                    -    (22,675,000)
  Exercise of common stock options                              7,500              -
  Repurchase of stock purchase warrants                       (45,938)             -
  Redemption of Overhill Farms warrants                             -     (3,700,000)
  Deferred financing costs                                          -     (1,832,907)
  Repurchase of preferred stock                                     -       (450,000)
                                                          -----------   ------------
     Net cash provided by (used in)
      financing activities                                 (6,246,020)       676,358
                                                          -----------   ------------

Net increase (decrease) in cash                              (377,298)       292,092
Cash - beginning of period                                  1,522,347        375,408
                                                          -----------   ------------

Cash - end of period                                      $ 1,145,049   $    667,500
                                                          ===========   ============

Supplemental schedule of cash flow information:

 Cash paid during the period for :
  Interest                                                $ 4,499,417   $  4,465,218
  Income taxes                                            $    78,764   $     19,858


Supplemental schedule of noncash investing and financing activities:

In November 1999, in connection with the Overhill Farms refinancing, warrants were issued having an estimated fair market value of $2,370,000.



                  The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                                 June 30, 2001



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

3.  INVENTORIES

 Inventories are summarized as follows:     June 30,      September 30,
                                              2001            2000
                                           -----------    ------------
  Finished goods                           $25,919,170    $ 26,179,043
  Raw materials                             10,310,077      10,091,144
  Inventory reserve                            (69,736)       (150,000)
                                           -----------    ------------
   Total                                   $36,159,511    $ 36,120,187
                                           ===========    ============

  As of June 30, 2001 and September 30, 2000, finished goods inventories consisted of approximately $9,356,000 and $9,655,000 in inventories at the Food Group, $15,800,000 and $15,690,000 in timber and logging related equipment, and $763,000 and $834,000 in finished wood products, respectively. As of June 30, 2001 and September 30, 2000, raw materials inventories consisted of approximately $9,090,000 and $9,289,000 in inventories at the Food Group and $1,220,000 and $802,000 in both unharvested and harvested but unprocessed timber, respectively.


4.  TAXES

  For the nine months ended June 30, 2001, the actual income tax expense attributable to income from continuing operations differed from the net amounts recorded by the Company. The Company's subsidiaries recorded a provision for income taxes of approximately $1,200,000, based upon their effective tax rates determined as if they were separate taxpayers; the Company then applied a like amount of its existing valuation allowance as a reduction of this amount, resulting in a net income tax provision for the period of zero. The Company continues to maintain a valuation allowance against a portion of its deferred tax assets due to uncertainty with respect to the future recoverability of all such amounts.


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

6.  EARNINGS PER SHARE

  The following tables set forth the computations of basic and diluted earnings per share:

                                                     For the Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2001           2000
                                                    -----------     -----------
  Numerator:
     Net income                                     $   639,518     $ 1,025,373
                                                    ===========     ===========
  Denominator:
   Denominator for basic earnings per share-
     weighted average shares                         17,827,464      17,812,464
                                                    -----------     -----------
   Effect of dilutive securities:
     Stock options                                       44,576          75,329
     Warrants                                                 -               -
                                                    -----------     -----------
       Dilutive potential common shares                  44,576          75,329
                                                    -----------     -----------

   Denominator for diluted earnings per share        17,872,040      17,887,793
                                                    ===========     ===========

       Net income per share - basic and diluted     $       .04     $       .06
                                                    ===========     ===========

                                                        For the Nine Months Ended
                                                                June 30,
                                                       ----------------------------
                                                           2001            2000
                                                       -----------      -----------
Numerator:
 Income before extraordinary item                      $ 1,155,685      $ 3,115,951
 Gain on reacquired preferred stock                              -          351,457
                                                       -----------      -----------
                                                         1,155,685        3,467,408

 Extraordinary item                                              -       (1,290,431)
                                                       -----------      -----------

   Net income attributable to common stockholders      $ 1,155,685      $ 2,176,977
                                                       ===========      ===========
Denominator:
 Denominator for basic earnings per share-
  weighted average shares                               17,826,090       17,812,464
                                                       -----------      -----------
 Effect of dilutive securities:
  Convertible preferred stock                                    -          358,618
  Stock options                                             52,541            6,019
  Warrants                                                       -                -
                                                       -----------      -----------
   Dilutive potential common shares                         52,541          364,637
                                                       -----------      -----------
   Denominator for diluted earnings per share           17,878,631       18,177,101
                                                       ===========      ===========
  Net income per share - basic and diluted:

     Before extraordinary item                         $       .06      $       .19

     Extraordinary item                                          -             (.07)
                                                       -----------      -----------
      Net income per share                             $       .06      $       .12
                                                       ===========      ===========

7.  STOCKHOLDERS' EQUITY

    Stock Options

    During the period ended June 30, 2001, options to purchase 15,000 shares of the Company's common stock, at an exercise price of $.50 per share, were exercised.

    Warrants

    During the period ended June 30, 2001, the Company repurchased warrants covering 210,000 shares of its common stock, exercisable at $1.125 per share, for total consideration of approximately $46,000.


    Subsidiary Warrants

    During the period ended June 30, 2001, warrants issued in 1997 to purchase 1% of the common stock of Overhill Farms, Inc., at an exercise price of $50,000, were exercised.


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


8.  RECENT ACCOUNTING PRONOUNCEMENT

    In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill will no longer be amortized but instead will be tested at least annually for impairment by reporting unit. The Company is required to adopt SFAS 142 effective as of October 1, 2002, though early adoption as of October 1, 2001 is permitted. The Company is currently in the process of evaluating the relevant provisions of SFAS 142 and has not yet determined when SFAS 142 will be adopted or whether the adoption of SFAS 142 will have an immediate effect on the financial statements. However, amortization of goodwill, which amounted to approximately $835,000 and $683,000 for the nine month periods ended June 30, 2001 and 2000, respectively, before any related tax effects, will be eliminated upon the adoption of SFAS 142.

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


Results of Operations

Revenues for the nine months ended June 30, 2001 increased $14,768,000 (11%) to $149,346,000 from $134,578,000 during the nine months ended June 30, 2000. The increase in revenues is primarily attributable to sales gains by Overhill. Gross profits increased only $418,000 to $27,795,000 in the current year from $27,377,000 in the comparable period in 2000, due to a decrease in gross margin rates to 18.6% in the current year as compared to 20.3% in the comparable period in fiscal 2000. During the current nine month period, operating income decreased to $7,136,000 from $8,693,000 in fiscal 2000.

Consolidated income before extraordinary item for the nine months ended June 30, 2001 decreased to $1,156,000 from $3,116,000 during the nine months ended June 30, 2000. After the effect in the prior year of an extraordinary expense of $1,290,000 related to the early extinguishment of debt in connection with major refinancing by Overhill Farms, and a gain of $351,000 on the reacquisition of preferred stock, net income attributable to common stockholders amounted to $1,156,000 ($.06 per share) in the current year compared to $2,177,000 ($.12 per share) in fiscal 2000.

The Food Group's revenues increased $15,640,000 (15%) to $119,586,000 for the nine months ended June 30, 2001 as compared to $103,946,000 for the nine months ended June 30, 2000. Gross profits increased $1,040,000 to $21,575,000, compared to $20,535,000 in the prior year. A decrease in the gross margin rate to 18.0% in 2001 from 19.8% in 2000, as well as an increase in operating expenses, were both attributable, in part, to startup expenses related to the Chicago Brothers acquisition and increased energy costs in the California based facilities and resulted in a decrease in operating income to $7,339,000 in 2001 from $8,204,000 in 2000.

Revenues for the Forestry Group for the nine months ended June 30, 2001 decreased $872,000 (2.8%) to $29,760,000 from $30,632,000 for the nine months ended June 30, 2000. Operating income for the same period decreased $403,000 to $370,000 for the nine months ended June 30, 2001 from $773,000 for the nine months ended June 30, 2000. These decreases are due to a continued softness in the East Texas timber market, affecting both the Texas Timberjack core equipment business as well as its sawmill operations.

Liquidity and Capital Resources

During the nine months ended June 30, 2001, the Company's operating activities resulted in cash provided of approximately $8,413,000, as compared to cash provided of $1,125,000 during the comparable period in fiscal 2000. The cash provided in the current year is primarily due to the operations of Overhill Farms, with decreases in receivables and increases in trade accounts payable.

During the nine months ended June 30, 2001, the Company's investing activities resulted in a use of cash of approximately $2,544,000, as compared to a use of cash of $1,509,000 during the comparable period in fiscal 2000. The Company's use of cash in the current year resulted from increases in notes and related party receivables by Texas Timberjack and from capital expenditures by both operating units.

During the nine months ended June 30, 2001, the Company's financing activities resulted in a use of cash of approximately $6,246,000, as compared to cash provided of $676,000 during the comparable period in fiscal 2000. The use of cash in the current year resulted consisted primarily of principal payments on indebtedness by Overhill Farms.

The Company believes that funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's interest expense is affected by changes in prime and LIBOR rates as a result of its various line of credit arrangements. If these market rates increase by an average of 1%, the Company's interest expense for the next twelve months would increase by approximately $215,000, based on the outstanding line of credit balances at June 30, 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OVERHILL CORPORATION
                                         (Registrant)


Date:  August 8, 2001                    By: /s/ James Rudis
                                             --------------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer


Date:  August 8, 2001                    By: /s/ William E. Shatley
                                             --------------------------------
                                             William E. Shatley
                                             Senior Vice President and
                                             Chief Financial Officer