Form 10-K
period 2001-09-30
OVERHILL CORP
filed 2002-01-14
CIK 748212

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 2001

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                         which registered
         -------------------                   -------------------------
Common Stock, $.01 par value per share          American Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on December 7, 2001, was approximately $11.6 million. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of December 7, 2001, the registrant had issued and outstanding 18,615,464 shares of common stock, $.01 par value.

                              OVERHILL CORPORATION

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                            Page
Part I

         Item 1     Business                                                                                 1
         Item 2     Properties                                                                               7
         Item 3     Legal Proceedings                                                                        7
         Item 4     Submission of Matters to a Vote of Security Holders                                      8

Part II

         Item 5     Market for Registrant's Common Equity and Related Stockholder Matters                    9
         Item 6     Selected Financial Data                                                                 11
         Item 7     Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                   12
         Item 7A    Quantitative and Qualitative Disclosures about Market Risk                              15
         Item 8     Financial Statements                                                                    16
         Item 9     Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure                                                  16

Part III

         Item 10    Directors and Executive Officers of the Registrant                                      17
         Item 11    Executive Compensation                                                                  19
         Item 12    Security Ownership of Certain Beneficial Owners and Management                          25
         Item 13    Certain Relationships and Related Transactions                                          25

Part IV

         Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                         29

                                     PART I

ITEM 1. Business.

General

Overhill Corporation, formerly Polyphase Corporation (the "Company"), incorporated in 1963 and now a Nevada corporation, is a holding company that, through its subsidiaries, currently operates in two industry segments: the equipment, parts and service segment, which distributes, leases and provides financing for industrial farming and logging equipment and the timber and wood products segment, which includes sawmill operations and the treatment and sale of lumber products. The Company's food segment, which previously had been included as a separate segment is classified as a discontinued operation based upon management's plan to spin-off its Overhill Farms, Inc. subsidiary to shareholders.

In June 1994, the Company acquired all of the outstanding capital stock of Texas Timberjack, Inc. ("Timberjack" or "TTI") from Harold Estes, current President of TTI. Timberjack, with locations in Lufkin, Houston, Jasper, Cleveland and Atlanta, Texas, is a distributor of industrial construction, farming and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4.0 million in cash, a $10.0 million promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company's Series A Preferred Stock, which were subsequently converted into 2.0 million shares of common stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable to Mr. Estes. As of September 30, 2001, the promissory note had a balance of approximately $20.8 million (including accrued and unpaid interest) and is due October 10, 2002. In fiscal 1998, TTI acquired an interest in timber and sawmill operations. In fiscal 2000, TTI acquired a non-operating refinery and assumed a note payable to Mr. Estes, which currently has an unpaid balance of approximately $1.5 million (including accrued and unpaid interest).

Dispositions

Overhill Farms, Inc. ("Overhill Farms"). In August 2001, the Company's Board of Directors approved a plan to spin-off all of its shares of Overhill Farms to the holders of the Company's common stock. Overhill Farms, which produces high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, previously comprised the Company's Food Group. The transaction to effect the spin-off is expected to be tax-free and will result in the issuance to the Company's stockholders, of one share of Overhill Farms common stock for every two shares of the Company's common stock owned on the record date of the transaction as established by the Board. The assets, liabilities and operations of Overhill Farms have been reported as discontinued in the Company's consolidated financial statements.

Polyphase Instrument Co. ("PIC"). Effective September 30, 1999, the Company sold its wholly owned subsidiary, PIC, to an investment group headed by management of that company. PIC, which manufactures and markets electronic transformers, inductors and filters, previously comprised the Company's Transformer Group. The transaction was completed as a sale of 100% of the outstanding capital stock of PIC for total consideration of approximately $2.8 million, consisting of $1.8 million cash and a subordinated note receivable for $1.0 million. The Company recorded a loss from discontinued operations of approximately $1.2 million in 1999 as a result of this transaction.

Business Strategy

The Company, through Timberjack, continues to operate in a difficult market. In an effort to offset decreased sales in its equipment operations, TTI continued its efforts to reduce expenses and to seek synergistic opportunities outside of its traditional customer base and geographic territory. During fiscal 2000 and 2001, TTI placed increased emphasis on its efforts to increase construction equipment sales, primarily through its distribution arrangement for New Holland equipment. The Company will continue to review long-term strategies and alternatives for TTI and its subsidiaries in order to maximize shareholder value.

To achieve future growth within the Company, management has identified the following basic initiatives:

1) Continue to provide high quality products and superior services to its customers.

2) Seek internal growth by adding customers, leveraging its geographic presence and securing distribution rights to additional products.

3) Seek additional growth through strategic acquisitions of complementary businesses with strong management, solid product lines and growth potential.

Operating Segments

The following table sets forth business segment information with respect to the percentage of net sales and operating income contributed by each segment for the years ended September 30, 2001, 2000 and 1999.

                                                              2001              2000             1999
----------------------------------------------------------------------------------------------------------


                Net Sales

         Equipment, Parts and Service                          75%               80%              84%
         Timber and Wood Products                              25                20               16
                                                           ---------          ---------       ----------
                Total                                         100%              100%             100%

                Operating Income

         Equipment, Parts and Service                          31%              425%              82%
         Timber and Wood Products                              69              (325)              18
                                                           ---------       ------------        -----------
                Total                                         100%              100%             100%
----------------------------------------------------------------------------------------------------------

Reference is made to Note 17 to the Company's consolidated financial statements for revenues, operating profits or losses and identifiable assets attributable to each industry segment for each of the last three fiscal years.

Products and Services

The Company, through Timberjack and its majority-owned subsidiaries, is a distributor of construction, industrial and logging equipment with investments in related timber and sawmill operations. TTI has five locations in eastern Texas. TTI's headquarters are located in Lufkin, with smaller satellite showrooms and repair facilities located in Jasper, Cleveland, Atlanta and Houston, Texas. TTI carries the Timberjack (an unrelated manufacturer) and Blount lines of industrial and logging equipment and the New Holland line of farm and construction equipment. TTI is involved in the sale, leasing and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI's operations are primarily concentrated in the forested areas of eastern Texas although its market extends into western Louisiana. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that in eastern Texas it currently holds approximately 65% of the market for shears (machines that cut timber), 50% of the market for skidders (machines that transport logs out of the forest onto a loader) and 70% of the market for loaders (machines that stack trees onto trucks).

Sales and Marketing

Timberjack currently maintains sales and distribution offices in Lufkin, Jasper, Cleveland, Atlanta and Houston, Texas primarily to serve eastern Texas and western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on companies located in the area. A general sales manager and several branch managers supply technical and operational support, while eleven salesmen have direct responsibility for customer relationships. TTI meets customers' orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

Approximately 29% of TTI's revenues during fiscal 2001 are from new equipment sold to companies involved in the forestry and construction industries. Additional equipment-related revenues are derived from sales of used equipment (21%), servicing of equipment (6%), sales of parts (17%) and financing equipment sales (2%). The remaining 25% of TTI's revenues is derived from the sale of finished timber products through its timber and sawmill operations. No single customer accounts for more than 10% of TTI's sales. Equipment sales financed by TTI are typically for periods ranging from 12 to 24 months at interest rates ranging from 9% to 18% per annum.

Backlog

As a dealer, servicer and financier of forestry equipment, TTI does not maintain a backlog of orders. Equipment ordered that is not in inventory takes approximately one to six weeks to be shipped to a customer from the manufacturer or another distributor.

Product Development

TTI does not develop products for sale to the public. TTI relies primarily upon its suppliers (Timberjack, Blount and New Holland) for a majority of its new units and parts.

Competition

Competition in the forestry industry is highly fragmented in the eastern Texas and western Louisiana areas where TTI principally operates. Because of its lengthy historical presence in these regions, TTI believes it has established a strong local identity in its field with a proven record of delivering equipment on a timely basis, providing satisfactory financing and strong customer support and service. TTI is one of only a few distributors of Timberjack and Blount forestry equipment in its operating areas. TTI has the added advantage of being a leading seller and financier of various makes and models of used logging equipment. Principal competitors include local John Deere and Caterpillar distributors.

During fiscal year 2000, Deere and Company (the manufacturer of John Deere equipment) purchased the Timberjack Group from the Metso Corporation of Finland (the manufacturer of Timberjack equipment). While the impact of this purchase is not known, it is not expected to have a significant effect on Timberjack's operations.

Patents, Trademarks and Copyrights

The Company does not have patents or patent applications pending on any of its products, although it may file such patent applications in the future.

Regulation

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

The Company takes all reasonable precautions to ensure that its operations and facilities operate in a safe, sanitary and environmentally sound manner. However, events beyond the control of the Company, such as the adoption by the government of more stringent environmental regulations, could adversely affect its operations. Management believes that the Company is in substantial compliance with all applicable laws and regulations relating to the operations of facilities.

Employees

As of September 30, 2001, the Company had approximately 148 full time employees at Timberjack and 3 full-time employees in the corporate office. TTI presently provides a group health plan for its employees and pays a portion of the costs associated with the plan. TTI also maintains a profit sharing plan for its employees.

Overhill Farms - Discontinued Operation

General - In May 1995, the Company acquired all the operating assets of IBM Foods, Inc. The purchase, which was accomplished through Overhill Farms, a newly formed subsidiary of the Company, provided for a cash payment to the seller of $31.3 million plus the assumption by the Company of certain liabilities of the acquired business. Overhill Farms' corporate headquarters are located in Culver City, California, with manufacturing facilities located throughout Southern California. During August 2000, Overhill Farms purchased the operating assets and trademarks of the Chicago Brothers food operations from a subsidiary of Schwan's Sales Enterprises, Inc. for total consideration of $4.2 million, consisting of cash of $3.3 million and a note payable to the seller for $900,000.

Products and Services - Overhill Farms is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. Overhill Farms is positioned as a provider of custom prepared foods to a number of prominent customers such as Albertson's, Jenny Craig, Carl's Jr., Jack in the Box, Panda Restaurant Group and King's Hawaiian, as well as most domestic airlines, including American, United and Delta. Historically, Overhill Farms has served four industries: airlines, health care, foodservice and retail.

Sales and Marketing - Overhill Farms markets its products through an internal sales force and outside food brokers. Prior to September 11, 2001, Overhill Farms projected that the airline industry, while mature, represented an area for moderate growth potential in the future. Additionally, the company estimated that its health care business, predominantly sales to Jenny Craig, would have little or no growth in the near term. As such, the Company is focusing on the retail, club store and foodservice segments to continue its growth. Management has realigned it sales organization and redirected its marketing efforts to concentrate on these rapidly growing markets. The results of the tragic events of September 11, 2001, have significantly impacted the company's sales to airlines. The effect of these events on the airline industry, airline revenues and on Overhill Farms' business in particular, cannot be accurately determined at this time. The results of the September events have resulted in a decreased demand for air travel and a reduction in the number of meals served as a result of airline cost savings measures. A significant portion of Overhill Farms' business focuses on the airline industry, and these effects, depending upon their scope and duration, which we cannot predict at this time, could negatively impact on the company's financial position, results of operations or cash flows. Overhill Farms continues to work closely with its airline customers to offer lower cost menu alternatives to air carriers and to maintain and strengthen its market position for the return to normal air travel conditions. It is the company's objective to mitigate the effects of decreased airline sales through reductions in operating costs and increased sales in other customer segments.

Approximately 62% of Overhill Farms' sales in fiscal 2001 were derived from five customers, King's Hawaiian (14%), American Airlines (10%), Jenny Craig (12%), Panda Restaurant Group (14%), and Delta Airlines (12%). Although Overhill Farms' relationships with these customers continue to remain strong, there can be no assurance that these relationships will continue. As in the previous year, Overhill Farms has made a concerted effort to sign multi-year supply agreements with its major customers. Major contracts that were signed or extended in fiscal 2001 include Jenny Craig, Panda Restaurant Group, American Airlines and King's Hawaiian. A decline in sales of Overhill Farms' products to these customers or the loss of, or a significant change in the relationship between Overhill Farms and any of these key customers, could have a material adverse effect on Overhill Farms' business and operating results. It is management's objective to continue to reduce the reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

Manufacturing and Sourcing - Overhill Farms' manufacturing operations are located in six separate facilities with three in the Los Angeles area and three in the San Diego area. Most operations are labor intensive, generally requiring semiskilled employees. Also, the Los Angeles manufacturing employees are unionized with contracts covering each of the three plants. Approximately 67% of Overhill Farms' workforce is covered by collective bargaining arrangements expiring in fiscal 2002 and 2003. Management believes relations with the unions are excellent and does not anticipate any problems which would affect future production.

With the addition of the San Diego facilities and the outsourcing of certain products, management estimates that the combined facilities are operating at approximately 70% of capacity based on current product production mix. Overhill Farms' management is in the final phase of reviewing a plan to improve manufacturing efficiencies including the consolidation of facilities and the addition of equipment to improve freezing capabilities and to automate some operations.

The San Diego operations consist of two manufacturing facilities and a warehouse/administration facility. Manufacturing processes in San Diego are more machine intensive, requiring more skilled machine operators, mechanics, and supervision. The workforce in San Diego is not unionized.

Overhill Farms' ability to economically produce large quantities of its products, while at the same time maintaining a high degree of quality, depends in large part on its ability to procure raw materials on a reasonable basis. Overhill Farms relies on a few large suppliers for its poultry products, with the remaining raw materials purchased from suppliers in the open market. Management does not anticipate any difficulty in acquiring these materials in the future. Raw materials, packaging for production and finished goods are stored on site or in a public frozen food storage facility until shipment is required.

Backlog - Overhill Farms typically delivers products directly from finished goods inventory, and as such does not maintain a large backlog of unfilled purchase orders. While at any given time there may be a small backlog of orders, such backlog is not material in relation to total sales, nor is it necessarily indicative of trends in its business. Orders are subject to changes in quantities or to cancellation with thirty days' notice without penalties to customers.

Product Development - Overhill Farms maintains a comprehensive, fully staffed test kitchen which formulates recipes and upgrades specific products for current customers and establishes production and quality standards. Products are developed based either upon customers' specifications, conventional recipes or new product developments. Overhill Farms is continuously developing recipes as customers' tastes and client requirements change. Overhill Farms also maintains a quality control department for testing and quality control. Overhill Farms manufactures products in the retail and foodservice areas with branded and private label entrees.

Competition - Overhill Farms' food products, consisting primarily of poultry, pasta, beef and assorted related products, compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies, such as Tyson Foods and ConAgra, which have greater financial, technical, human and marketing resources than Overhill Farms. Competition is intense with most firms producing similar products for the foodservice and retail industries. Competitive factors include price, product quality, product development, customer service and, on a retail basis, name recognition. There can be no assurance that Overhill Farms will compete successfully against existing companies or new entrants to the marketplace. Overhill Farms competes in this market by its ability to produce small/custom product runs, within a short time frame and on a cost-effective basis.

Regulation - Overhill Farms is subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture ("USDA"), the Food and Drug Administration ("FDA"), Occupational Safety and Health Organization and the Environmental Protection Agency. Overhill Farms anticipates increased regulation by the USDA and FDA concerning food processing and storage. Overhill Farms' food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and Overhill Farms does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position. During 1997, Overhill Farms implemented a Hazard Analysis Critical Point Plan to ensure proper handling of all food items.

Employees - As of September 30, 2001, Overhill Farms had approximately 1,050 full-time employees.

Safe Harbor Statement

The nature of the Company's operations, and the environment in which it operates, subjects the Company to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors, which among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward-looking statements contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings under the Company's currently effective credit facilities. Factors which could cause results to differ include, but are not limited to, changes in the Company's business environment, including actions of competitors and changes in customer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and equipment manufacturers' and timber pricing.

ITEM 2. Properties.

Corporate Headquarters

The Company leases an approximately 4,000 square foot facility located at 4800 Broadway, Suite A, Addison, Texas 75001, which serves as the corporate headquarters. The lease, which began in February 1998, has a five-year term and a provision for a tenant cancellation option during the last two years for a nominal amount.

Timberjack

TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas and a building in Cleveland, Texas and leases buildings in Atlanta and Houston, Texas. The largest building in Lufkin has 38,500 square feet, which is used for administrative offices, showroom, parts sales and service areas. The remaining buildings have 3,600 and 4,200 square feet, respectively. The Jasper, Cleveland, Atlanta and Houston buildings have approximately 10,000, 900, 6,700, 7,500 and 10,000 square feet, respectively, which are used for sales offices, parts sales and shop areas. TTI also leases six buildings on 68 acres in Bon Wier, Texas for a sawmill operation. The sawmill is leased at a basic rent of $19,000 per month, which includes certain equipment, with an option to purchase the land, buildings and equipment for $1,250,000 in April 2003. In addition, TTI owns a non-operating crude oil refining and blending facility, together with related buildings and administrative office space, situated on approximately 120 acres of land in Egan, Louisiana, which currently is held for sale.

Overhill Farms - Discontinued Operation

Overhill Farms leases three manufacturing facilities in the Los Angeles, California area. Plant No. 1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill Farms also leases two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and a 7,900 square foot office in Culver City, California. Overhill Farms' recently acquired Chicago Brothers operations are conducted in leased facilities in San Diego, California consisting of manufacturing facilities of 33,300 and 30,000 square feet and a 9,400 square foot warehouse/administration facility. While Overhill Farms believes that the existing facilities are adequate to meet its requirements in the foreseeable future, management is continuing to review the cost-effectiveness of combining certain manufacturing and administrative functions into one consolidated facility in order to more efficiently and effectively meet current and future customer requirements.

ITEM 3. Legal Proceedings.

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The lawsuits each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action.

In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to file motions for summary judgment. Motions for summary judgment were thereafter filed. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the District Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. The plaintiffs then filed a motion for rehearing, which the Court denied in March 2001.

The plaintiffs have appealed these decisions to the United States Court of Appeals for the Ninth Circuit. Appellate briefs have been filed by both sides, but oral argument in the Court of Appeals has not yet occurred.

Recently, the plaintiffs requested the Ninth Circuit to enjoin the Company's proposed spin-off of Overhill Farms. The Court of Appeals denied the plaintiffs' request and directed them to address their request to the District Court. The plaintiffs thereafter filed an application with the District Court, which restrained the spin-off for a few days until a hearing could be conducted with respect to the proposed spin-off. Following a hearing at which counsel for all parties appeared, the District Court dissolved its temporary restraining order, thereby allowing the Company to proceed with the proposed spin-off. The plaintiffs have not appealed the most recent decision by the District Court.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

On September 25, 2001, the Company held a Special Meeting of Stockholders. The only matter considered and voted upon at this meeting was an amendment to the Company's Articles of Incorporation to change the Company's name, in connection with the spin-off of Overhill Farms, to "TreeCon Resources, Inc." The following table sets forth certain information relating to the voting by stockholders on this matter:

                                         For           Against        Withheld
                                       ---------       -------        --------
 Proposal to amend the Company's
   Articles of Incorporation           9,893,071        7,574         12,800

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock is listed on the American Stock Exchange under the symbol "OVH." Following the proposed spin-off of Overhill Farms, the Company intends to change its name to "TreeCon Resources, Inc." and continue to trade its common stock on the American Stock Exchange under the new ticker symbol "LOG." The following table sets forth the range of high and low sales prices for the common stock on the American Stock Exchange for the periods indicated:

              Fiscal 2001                         High             Low
              -----------                    -------------   -------------
         Quarter from October 1, 2000
              to December 31, 2000           $     1.0000    $     0.5000

         Quarter from January 1, 2001
              to March 31, 2001              $     1.1875    $     0.6000

         Quarter from April 1, 2001
              to June 30, 2001               $     0.7700    $     0.5000

         Quarter from July 1, 2001
              to September 30, 2001          $     1.0900    $     0.5000


              Fiscal 2000                         High             Low
              -----------                    -------------   -------------
         Quarter from October 1, 1999
              to December 31, 1999           $     0.7500    $     0.3750

         Quarter from January 1, 2000
              to March 31, 2000              $     1.5000    $     0.4375

         Quarter from April 1, 2000
              to June 30, 2000               $     1.2500    $     0.6875

         Quarter from July 1, 2000
              to September 30, 2000          $     1.0625    $     0.7500


              Fiscal 1999                         High             Low
              -----------                    -------------   -------------
         Quarter from October 1, 1998
              to December 31, 1998           $     0.5625    $     0.2500

         Quarter from January 1, 1999
              to March 31, 1999              $     0.5625    $     0.3125

         Quarter from April 1, 1999
              to June 30, 1999               $     0.5625    $     0.3125

         Quarter from July 1, 1999
              to September 30, 1999          $     0.8750    $     0.3125

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

As of December 7, 2000, the Company estimates that there were approximately 3,000 beneficial owners of the Company's common stock, represented by 217 holders of record.

Recent Sales of Unregistered Equity Securities

In November 1995, the Company sold, in a private transaction with Infinity Investors, Ltd. ("Infinity") for $2,500,000 cash, 250,000 shares of Series A-3 Preferred Stock having an aggregate redemption value of $2,500,000 and convertible into common stock as provided in the Certificate of Designations for the Series A-3 Preferred Stock. During the years ended September 30, 1998 and 1999, the Company issued 197,586 and 2,302,414 shares of common stock, respectively, in partial satisfaction of Infinity's conversion rights. Effective November 30, 1999, the Company reacquired Infinity's remaining unconverted Series A-3 Preferred Stock.

The shares of Preferred Stock described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued by the Company in reliance on the exemption provided by Section 4(2) of the Securities Act. Of the shares of Series A-3 Preferred Stock that were issued, no such shares were issued to any party other than Infinity.

In December 1997, in connection with the refinancing of certain indebtedness to Merrill Lynch World Income Fund, Inc. and Convertible Holdings, Inc. (collectively "Merrill Lynch"), the Company issued warrants covering a total of 420,000 shares of the Company's Common Stock. The warrants issued to Merrill Lynch covered 210,000 shares exercisable at $.01 per share (the "Penny Warrants") and an additional 210,000 shares exercisable at $1.125 per share (the "Market Warrants.") The Penny Warrants were exercised and 210,000 shares of Common Stock were issued in May 1998, and the Market Warrants were repurchased by the Company in December 2000 for approximately $46,000. The shares of Common Stock issued to Merrill Lynch were not registered under the Securities Act, and were issued pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the Company for each of the last five fiscal years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes included elsewhere herein.

                                ------------------------------------------------------------------------------------------
                                                              Fiscal Year Ended September 30
                                ------------------------------------------------------------------------------------------
                                                       (Thousands of Dollars Except Per Share Data)
Income Statement Data:                  2001               2000              1999             1998              1997
                                ------------------------------------------------------------------------------------------

Revenues                                $ 43,295           $44,057          $45,812          $48,049          $ 52,202
Operating Income (Loss)                    (119)              (261)           1,109            2,656             1,698
Net Income (Loss) Before
  Discontinued Operations                (2,621)             1,765           (1,192)             167           (18,213)
Net Income (Loss)                       $(1,082)           $ 3,821          $(1,598)         $  (329)         $(18,825)

Per Share Data - Basic and Diluted:
Net Income (Loss) Before
  Discontinued Operations               $  (.15)           $   .12          $  (.08)         $     -          $  (1.37)
Discontinued Operations                     .09                .11             (.02)            (.03)             (.04)
Net Income (Loss)                       $  (.06)           $   .23          $  (.10)         $  (.03)         $  (1.41)

Weighted Average Shares
  Outstanding - Basic                 17,845,793        17,812,464        16,947,195       14,552,462        13,632,357
Weighed Average Shares
  Outstanding - Diluted               17,845,793        18,110,532        16,947,195       16,452,433        13,632,357


                                                                    As of September 30
                                                                  (Thousands of Dollars)

Balance Sheet Data:                     2001               2000              1999             1998              1997
                                  -----------------------------------------------------------------------------------------

Total Assets                            $ 65,043         $ 69,523          $ 68,108         $ 56,162           $ 51,257
Long Term Debt                                 -                -             1,238            5,913              8,290
Total Liabilities                         56,995           60,410            62,658           49,561             43,855
Accumulated Deficit                      (19,797)         (18,716)          (22,889)         (21,200)           (20,717)
Stockholders' Equity                       8,048            9,113             5,450            6,601              7,402

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Form 10-K that are not historical facts, including, but not limited to, any projections contained herein, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-K could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are adverse economic conditions, industry competition and other competitive factors, government regulation and possible future litigation.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Net Revenues - For the year ended September 30, 2001, the Company's revenues decreased $761,000 (1.7%) to $43,296,000 as compared to $44,057,000 for the fiscal year ended September 30, 2000. During 2001, net revenues from the equipment segment were $2.5 million lower than in 2000 due primarily to continued softness in the East Texas timber market, while net revenues from the timber segment increased $1.7 million in 2001 due primarily to increases in demand for the Company's treated timber products and higher overall timber shipments as compared to fiscal 2000. The Company continued to diversify its equipment products during 2001 and opened a sales location in Houston, Texas during the fourth quarter in order to expand its marketing and distribution of New Holland construction equipment.

Gross Profit - For the year ended September 30, 2001, the Company's gross profit increased $578,000 to $7,900,000 as compared to $7,322,000 for the fiscal year ended September 30, 2000. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2001 was 18.2% compared to 16.6% in the comparable prior year period. The 2001 increase is primarily attributable to efficiency and productivity increases in the Company's sawmill operations within the timber segment. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2001 for the equipment segment did not significantly change from 2000 levels.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the fiscal year ended September 30, 2001 increased $434,000 (5.7%) to $8,018,000 as compared to $7,584,000 for the fiscal year ended September 30, 2000. This increase is primarily attributable to increased operating expenses related to the opening of the new construction equipment sales facility, higher bad debt and warranty related expenses and higher legal expenses offset by a decrease in selling, general and administrative expenses at the Company's sawmill operations.

Other Expenses - For the fiscal year ended September 30, 2001, net other expenses increased $337,000 from the comparable 2000 period due primarily to a decrease in interest income and other due to lower interest income on notes receivable and the 2000 balance including a $240,000 gain on the sale of land, offset by a decrease in interest expense due primarily to lower interest rates in 2001.

Income Taxes - For the fiscal year ended September 30, 2001, the Company recorded a net income tax provision of $860,000 compared to a net income tax benefit of $3,330,000 recorded for the fiscal year ended September 30, 2000. During the fourth quarter of 2001, in connection with the planned spin-off of its Overhill Farms, Inc. subsidiary, the Company recorded an additional $2.1 million valuation allowance against its net deferred tax assets. This 2001 provision was offset by a $1.3 million tax benefit taken as a result of the use of its net operating loss carryforward to reduce taxable income generated by Overhill Farms, Inc. For the fiscal year ended September 30, 2000, the $3.3 million income tax benefit was primarily attributable to a $2.1 million decrease in the valuation allowance against the Company's net deferred tax assets and a $1.2 million income tax benefit taken as a result of the use of its net operating loss carryforward to reduce taxable income generated by Overhill Farms. The results of operations for the Company's Overhill Farms, Inc. subsidiary are presented within the consolidated financial statements as discontinued operations. For the fiscal year ended September 30, 2001 and 2000, the net results of Overhill Farms' operations are presented in the consolidated statements of operations net of $1.3 million and $1.2 million in income tax expense, respectively.

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

Net Revenues - For the year ended September 30, 2000, the Company's revenues decreased $1,755,000 (3.8%) to $44,057,000 as compared to $45,812,000 for the fiscal year ended September 30, 1999. During 2000, increases in net revenues from the Company's sawmill operations were offset by decreases in net revenues from the equipment segment due to a continued softening of the east Texas timber market.

Gross Profit - For the year ended September 30, 2000, the Company's gross profit decreased $946,000 to $7,322,000 as compared to $8,268,000 for the fiscal year ended September 30, 1999. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2000 was 16.6% compared to 18.0% in the comparable prior year period. The 2000 decrease is primarily attributable to production inefficiencies within the timber segment, specifically the Company's sawmill operations. TTI has made certain operational and personnel changes which it believes will have a favorable impact on future timber segment operating results.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the fiscal year ended September 30, 2000 increased $425,000 (5.9%) to $7,584,000 as compared to $7,159,000 for the fiscal year ended September 30, 1999. This increase is primarily attributable to higher operating expenses related to the Company's sawmill operations.

Other Expenses - For the fiscal year ended September 30, 2000, net other expenses decreased $1,288,000 from the comparable 1999 period due primarily to a decrease in interest expense as a result of lower borrowing levels and falling variable interest rates, as well as a $240,000 gain on the sale of land in 2000.

Income Taxes - For the fiscal year ended September 30, 2000, the Company recorded a net income tax benefit of $3,330,000 compared to a net income tax benefit of $291,000 recorded for the fiscal year ended September 30, 1999. During the fourth quarter of 2000, the Company recorded a reduction in its valuation allowance against net deferred tax assets, as it believes such assets are more likely than not to be recovered. Additionally, the 2000 income tax benefit includes a $1.2 million benefit taken as a result of the use of the Company's net operating loss carryforward to reduce taxable income generated by Overhill Farms. For the fiscal year ended September 30, 1999, the $291,000 income tax benefit was primarily attributable to the benefit taken as a result of the use of the Company's net operating loss carryforward to reduce taxable income generated by Overhill Farms. The results of operations for the Company's Overhill Farms subsidiary are presented within the consolidated financial statements as discontinued operations. For the fiscal year ended September 30, 2000 and 1999, the net results of Overhill Farms' operations are presented in the consolidated statements of operations net of $1.2 million and $935,000 in income tax expense, respectively.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents decreased $277,000 to $686,000 at September 30, 2001, compared to $963,000 at September 30, 2000.

The Company's operating activities in 2001 resulted in cash provided of $282,000, as compared to cash provided of $5,200,000 in 2000. The decrease in cash provided during the current year is generally due to increases in accounts receivable at Timberjack along with smaller increases in trade accounts payable as compared to the prior fiscal year which were offset somewhat by decreases in inventories in the Timberjack operations. Additionally, the Company's valuation reserve on deferred tax assets was decreased in the prior fiscal year, and the reserve was re-established in the 2001 fiscal period due to the expected spin-off of Overhill Farms.

The Company's investing activities for the year ended September 30, 2001 resulted in a use of cash of $2,241,000, as compared to a use of cash of $491,000 in 2000. The use of cash in 2001 resulted primarily from capital expenditures by Timberjack, together with increases in its notes and related party receivables.

The Company's financing activities for the current year resulted in cash provided of $1,681,000, as compared to a use of cash of $4,093,000 in 2000. The current year results were due primarily to an increase in borrowings under Timberjack's credit facilities.

In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of various maturity dates thereafter, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2001, the note had a total unpaid balance of $20,861,000 (principal of $16,347,000 and accrued interest of $4,514,000), bearing interest at 9% per annum with a maturity date of October 10, 2002. The arrangement allows for principal and interest payments to be made with amounts upstreamed to the Company by Timberjack for the payment of taxes (subject to the approval of Timberjack's Board of Directors and its lenders). In connection with a previous modification in 1998, the Company agreed to assign Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, and previously held by Mr. Estes as secondary collateral. These shares, which were recovered in 1999 on behalf of Mr. Estes, had a value of $875,000, which was charged to interest expense in 1999.

Quantum Fuel and Refining, Inc. ("Quantum"), when acquired by SFP, had a note payable to Mr. Estes. As of September 30, 2001, the note had a total unpaid balance of $1,476,264 (principal of $1,000,000 and accrued interest of $476,264), bearing interest at 12% per annum with a maturity date of March 31, 2002, and collateralized by the assets of Quantum. In January 2002, Mr. Estes extended the maturity date to October 31, 2002.

TTI has an $8.0 million revolving line of credit with Bank of America, N.A. Amounts advanced under the line of credit bear interest at prime plus .5% (approximately 6.5% at September 30, 2001), and are collateralized by certain assets of TTI. The Company has guaranteed all obligations under the TTI revolving line of credit. Availability under the line as of September 30, 2001 amounted to approximately $4.1 million. TTI intends to renew the revolving credit facility upon maturity in March 2002.

TTI's majority-owned subsidiary, Southern Forest Products, LLC ("SFP"), has a $500,000 revolving line of credit with Bank of America, N.A. The line of credit expires in March 2002, and amounts advanced under the line bear interest at prime plus .5% (approximately 6.5% at September 30, 2001), are collateralized by substantially all of the assets of SFP and are guaranteed by a related party. See Item 13. "Certain Relationships and Related Transactions."

TTI and SFP, jointly and severally, also have a $3.4 million loan with Bank of America, N.A. The note requires monthly payments consisting of principal of $111,111 plus interest at prime plus .5% (approximately 6.5% at September 30, 2001), is collateralized by substantially all the assets of SFP, is guaranteed by a related party and matures in March 2002. Management of TTI expects this note to be renewed upon maturity. See Item 13. "Certain Relationships and Related Transactions."

TTI has two floor plan agreements to finance equipment. These floor plan agreements have interest rates that range from no interest to prime minus 0.25% (approximately 5.75% at September 30, 2001) for a period of up to one year with a combined balance of $5.5 million at September 30, 2001.

The Company believes that the funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months. The Company intends to renew the current lines of credit upon maturity, however, there can be no assurance that the credit facilities can be renewed on favorable terms to TTI, or at all.

Recent Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). These rules supercede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supercedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required by APB 30). The Statement is effective for year-ends beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company does not expect the adoption of SFAS 144 to have a significant impact on the Company's future results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill will no longer be amortized, but instead will be tested at least annually for impairment by reporting unit. The Company is required to adopt SFAS 142 effective as of October 1, 2002, though early adoption as of October 1, 2001 is permitted. The Company intends to early adopt SFAS 142 as of October 1, 2001. The Company is currently in the process of evaluating the relevant provisions of SFAS 142 and has not determined whether the adoption of SFAS 142 will have an immediate effect on the financial statements. However, amortization of goodwill, which amounted to approximately $283,000 in each of the three fiscal years ended September 30, 2001, before any related tax effects, will be eliminated prospectively upon the adoption of SFAS 142.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which was required to be adopted by the Company on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet SFAS 133's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on October 1, 2000 did not have any impact on the Company's financial condition, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company's interest expense is affected by changes in prime rates as a result of its various line of credit arrangements (see Item 7). If these market rates increase by an average of 1% in fiscal 2002, the Company's interest expense would increase by approximately $85,000 based on the outstanding line of credit balances at September 30, 2001.

The Company's Texas Timberjack subsidiary periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes generally have fixed interest rates ranging from 10% to 18%, are generally due within one year and a majority are secured by a variety of marketable collateral, primarily timber and land. The value of these notes is subject to market risk due to changing interest rates and the condition of related collateral.

The Company does not own, nor does it have an interest in any other market risk sensitive instruments. See Item 1 "Description of Business."

ITEM 8. Financial Statements.

See Index to Consolidated Financial Statements included in Item 14.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the directors and executive officers of the Company.

             Name        Age                          Position

James Rudis              52         Chairman of the Board,
                                    Chief Executive Officer and President

William E. Shatley       55         Senior Vice President, Chief Financial
                                    Officer,  Secretary, Treasurer and
                                    Director

Michael F. Buck          64         Director

Donald J. Ervin          58         Director

George R. Schrader       69         Director


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

William E. Shatley was named as Senior Vice President of the Company in March 1994 and was elected to the Board in February 1998. He joined the Company in an executive capacity in October 1993, having previously served the Company on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a Certified Public Accountant since 1970, previously conducted his own consulting and accounting practice from 1982 to 1993, after having served as Vice President and Chief Financial Officer of Datotek, Inc. from 1977 to 1982 and in an executive capacity with Arthur Andersen from 1968 to 1977.

Michael F. Buck, for the last five years, has been President of Mimatian
Co., an operations and materials consulting firm. From August 1990 to August 1994, Mr. Buck served as Vice President of Bath Iron Works, Inc., a company engaged in building Aegis Class cruisers and destroyers for the United States Navy. From August 1989 to August 1990, Mr. Buck was a Vice President of Sabreliner Corporation, a company engaged in building, maintaining and overhauling executive jet aircraft. From March 1986 to August 1989, Mr. Buck was Vice President and Director of Procurement for International Telephone and Telegraph. He became a director of the Company in December 1989.

Donald J. Ervin was named to the Board in June 2001. He is currently employed with Ervin Consulting, a firm whose areas of focus encompass the entire food manufacturing supply chain, including production, planning, logistics, materials management, engineering and facilities planning. Mr. Ervin has 34 years experience in food operations with General Foods and ConAgra, most recently as Vice President of Operations for ConAgra Frozen Foods.

George R. Schrader was appointed as a director in March 1994. For the last five years, he has been a named member of Schrader & Cline, LLC, a financial and governmental management consulting firm. From 1983 to 1993, he was a principal of Schrader Investment Company, whose activities paralleled those of Schrader & Cline, LLC. Mr. Schrader's additional experience includes ten years as City Manager for the city of Dallas, Texas and a total of nine years experience as City Manager for the Texas cities of Mesquite and Ennis.

Significant Employee

Mr. Harold Estes, although not an executive officer, is considered to be a key employee of the Company. Mr. Estes, age 60, is the President of Texas Timberjack, Inc., a wholly owned subsidiary of the Company. He was elected as a director in February 1996 and resigned from the Board in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Estes has been President of TTI since 1984, when he acquired that company from Eaton Corporation.

Meetings of the Board of Directors and its Committees

The Board has standing Compensation and Audit Committees. The Compensation Committee is comprised of Messrs. Buck and Schrader. The Compensation Committee met one time (in conjunction with a meeting of the Board) during fiscal 2001 and met one time during fiscal 2000. The Compensation Committee (i) administers the Company's employee stock option plans and approves the granting of stock options and (ii) approves compensation for officers.

The Audit Committee is comprised of Messrs. Buck, Ervin and Schrader. The Audit Committee met one time during fiscal 2001 and one time during fiscal 2000. The Audit Committee operates pursuant to a Charter approved by the Company's Board of Directors. Its functions are to (i) monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; and (iii) provide an avenue of communication among the Company's independent accountants, financial and senior management and the Board of Directors.

The full Board of Directors met four times during fiscal 2001 and one time during fiscal 2000. Each director attended all meetings of the Board of Directors and each Committee on which such director served.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based upon (i) a review of the copies of forms furnished to the Company pursuant to the requirements of Section 16(a) and (ii) information received by the Company in connection with various purchases and sales of the Company's equity securities, the Company believes that, during fiscal 2001, all filing requirements applicable to its directors, executive officers and greater than 10 percent beneficial owners were satisfied.

ITEM 11. Executive Compensation.

The following table sets forth for fiscal 2001, 2000 and 1999 compensation awarded or paid to Mr. James Rudis, the Company's Chairman, Chief Executive Officer and President and Mr. William E. Shatley, the Company's Senior Vice President, Secretary, Treasurer and Chief Financial Officer (collectively, the "Named Executive Officers"). Other than as indicated in the table below, no executive officer of the Company received salary plus bonus in excess of $100,000 for the year ended September 30, 2001.

                           Summary Compensation Table

                                                                                             Long-Term
                                                                                            Compensation
                                                       Annual Compensation                     Awards
                                          ------------------------------------------------------------------
     Name and Principal         Fiscal                                 Other Annual                              All/Other
          Position               Year      Salary        Bonus         Compensation         Options/SARs       Compensation
-------------------------------------------------------------------------------------------------------------------------------

  James Rudis                    2001    $230,000      $40,000            $ - (1)           130,000 (2)             $ -
  Chairman, Chief                2000    $225,769      $25,000            $ - (1)                -                  $ -
  Executive Officer,             1999    $180,000      $     0            $ - (1)                -                  $ -
  President and
  Director

  William E. Shatley             2001    $168,000      $15,000            $ - (1)           100,000 (3)             $ -
  Senior Vice President          2000    $165,000      $15,000            $ - (1)                -                  $ -
  Secretary, Treasurer,          1999    $132,000      $     0            $ - (1)                -                  $ -
  Chief Financial  Officer
  and Director

                                 ---------------

(1) The Named Executive Officers each received certain perquisites and other personal benefits from the Company during fiscal 2001, 2000 and 1999. These perquisites and other personal benefits, however, did not equal or exceed 10% of the Named Executive Officers' salary and bonus during fiscal 2001, 2000 or 1999.

(2) Consists of 130,000 shares subject to repricing from $2.00 per share to $0.75 per share. See "Ten-Year Option Repricings." These options were exercised in September 2001.

(3) Consists of 100,000 shares subject to repricing from $2.00 per share to $0.75 per share. See "Ten-Year Option Repricings." These options were exercised in September 2001.

                        Option Grants in Last Fiscal Year

-----------------------------------------------------------------------------------------------------------------------
                                     Number of
                                     Securities            Percentage of Total
                                Underlying Options         Options Granted to
                                    Repriced or            Employees in Fiscal          Exercise          Expiration
          Name                        Amended                      Year                Price ($/Sh)          Date
-----------------------------------------------------------------------------------------------------------------------
  James Rudis                        130,000 (1)                56.5% (3)                $0.75              7/23/06
     Chairman, Chief
     Executive Officer,
     President and
     Director

  William E. Shatley                 100,000 (2)                43.5% (3)                $0.75              7/23/06
     Senior Vice
     President,
     Secretary,
     Treasurer, Chief
     Financial Officer
     and Director

----------------------
(1) Consists of 130,000 shares subject to repricing from $2.00 per share to $0.75 per share. See "Ten-Year Option Repricings." These options were exercised in September 2001.

(2) Consists of 100,000 shares subject to repricing from $2.00 per share to $0.75 per share. See "Ten-Year Option Repricings." These options were exercised in September 2001.

(3) Consists solely of options previously granted subject to repricing. No other options were issued by the Company in the last fiscal year.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

-----------------------------------------------------------------------------------------------------------------------
                                                                                              Number of Securities
                                                                                             Underlying Unexercised
                                     Shares                                                    Options at FY-End
                                   Acquired on         Value           Exercise                    Exercisable
         Name                      Exercise ($)      Realized ($)    Price ($/Sh)                 Unexercisable
-----------------------------------------------------------------------------------------------------------------------

  James Rudis                        276,500            - (1)            $0.75                          -
     Chairman, Chief
     Executive Officer,
     President and
     Director

  William E. Shatley                 246,500            - (1)            $0.75                          -
     Senior Vice
     President,
     Secretary,
     Treasurer, Chief
     Financial Officer
     and Director


--------------------
(1) The fair market value of the securities underlying the options was less than the exercise price of the options at exercise. See "Ten-Year Option Repricings."

                           Ten-Year Option Repricings

                                                            Market                                                Length of
                                                           Price of         Exercise                               Original
                                           Securities      Stock at         Price at                             Option Term
                                           Underlying      Time of          Time of                              Remaining at
                                             Options     Repricing or     Repricing or                             Date of
                                           Repriced or    Amendment        Amendment        New Exercise         Repricing or
        Name                    Date         Amended         ($)              ($)             Price ($)           Amendment
-------------------------------------------------------------------------------------------------------------------------------

  James Rudis                 8/14/01       130,000          $0.74           $2.00             $0.75             4.9 years
     Chairman, Chief
     Executive Officer,
     President and
     Director

  William E. Shatley          8/14/01       100,000          $0.74           $2.00             $0.75             4.9 years
     Senior Vice
     President, Secretary,
     Treasurer,
     Chief Financial
     Officer and Director


Board of Directors Report on Repricing of Options

     In August 2001, the Board of Directors reviewed options granted to certain directors and executive officers of the Company pursuant to the Company's 1994 Employee Stock Option Plan and determined that the exercise price of these options exceeded the fair market value of the Company's Common Stock. The options granted to such executives had an exercise price of $2.00 per share. The Board was concerned that the Company's total compensation package for its directors and executive officers was less attractive than compensation offered by its competitors and other comparable companies because the exercise price of options granted to new executives of such companies would afford greater opportunity for appreciation than the Company's options.

     The Board concluded that (i) the Company's future success is dependent in large part on its ability to retain its directors and executive officers; (ii) competition for such personnel is intense; (iii) the loss of its directors and executive officers would have an adverse impact on the Company's business; and
(iv) it is important and cost-effective to provide equity incentives to directors and executive officers of the Company to improve the Company's performance and the value of the Company for its shareholders. On balance, considering all of these factors, the Board determined it to be in the best interests of the Company and its shareholders to restore the incentive for its directors and executive officers to remain with the Company and to exert their maximum efforts on behalf of the Company by repricing outstanding options with exercise prices reflecting recent trading prices.

     As a consequence, on August 14, 2001 the Board of Directors approved the repricing of the options granted to James Rudis, Michael F. Buck, George R. Schrader and William E. Shatley on July 23, 1996. Donald J. Ervin abstained from the voting for the repricing. All such options granted to Mr. Rudis, Mr. Buck, Mr. Schrader and Mr. Shatley under the 1994 Employee Stock Option Plan having an exercise price of $2.00 were repriced to an exercise price of $0.75 per share. The closing price of the Company's shares on the American Stock Exchange on August 13, 2001 was $0.74 per share.

The foregoing report has been furnished by the Board of Directors of the Company consisting of Messrs. James Rudis, William E. Shatley, Michael F. Buck, Donald J. Ervin and George R. Schrader.


Compensation Committee Report on Executive Compensation

The Board of Directors has established a Compensation Committee to review and approve the compensation levels of executive officers of the Company, evaluate the performance of the executive officers and consider senior management succession issues and any related matters for the Company. The Compensation Committee is charged with reviewing with the Board of Directors in detail all aspects of cash compensation for the executive officers of the Company. Stock option compensation for the executive officers is also considered by the Compensation Committee.

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

Based on comparative industry data, and after due consideration to the factors mentioned above, the Compensation Committee set Mr. Rudis' salary at $230,000, and his cash bonus at $40,000, for fiscal 2001. The Compensation Committee believes that the compensation of the Company's other executive officer was reasonably related to the performance of the Company and of that individual during fiscal 2001.

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

During March 1998, Mr. Michael F. Buck and Mr. George R. Schrader were granted options to purchase 30,000 and 50,000 shares, respectively, of Common Stock, exercisable at $0.75 per share (the fair market value at the date of grant) in whole or in part, expiring in March 2008. During the year ended September 30, 2001, the exercise price of options covering 60,000 shares (30,000 shares for Mr. Buck and 30,000 shares for Mr. Schrader) which had been granted in 1996, was reduced to $.75 per share from $2.00 per share.

Common Stock Performance Table

The following performance table compares the five-year cumulative return of the Common Stock with that of a Broad Market Index (American Stock Exchange) and a Published Industry Index (MG Industry Group 342 - Food and Beverage - Processed and Packaged Goods). Each index assumes $100 invested at September 30, 1996, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization. Following the proposed spin-off of Overhill Farms, the Company will utilize a new Published Industry Index (MG Industry Group 752 - Industrial Equipment Wholesale) to reflect the Timberjack business.

                       Comparative Five-Year Total Returns
                Overhill Corporation, Broad Market and Peer Group
                      (Performance Results Through 9/30/01)

           Company           1996         1997        1998         1999        2000       2001
-------------------------------------------------------------------------------------------------

Overhill Corporation        100.00        25.36        6.36       10.00       12.73      10.18
Industry Index              100.00       137.59      130.52       128.01      153.36    179.36
AMEX Market Index           100.00       121.60      106.22       123.70      147.94    110.93

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of Common Stock as of the Record Date by each person or group who owned, to the Company's knowledge, more than five percent of the Common Stock, each of the Company's directors, the Company's Chief Executive Officer, and all of the Company's directors and executive officers as a group.

                                   Amount and Nature of
                 Name            Beneficial Ownership (1)  Percent of Class (1)
-------------------------------------------------------------------------------
James Rudis                               557,900                   3.0%
William E. Shatley                        404,700 (2)               2.2
Michael F. Buck                            60,100                     *
Donald J. Ervin                            10,000                     *
George R. Schrader                         80,000                     *
Harold Estes                            4,015,500 (3)              21.6
John E. McConnaughy, Jr.                1,220,600 (4)               6.6
All directors and executive
officers as a group (5 persons)         1,112,700                   6.0

----------------
*  Less than 1%.


(1) Except as noted, to the knowledge of the Company, the listed persons and entities have sole investment power and sole voting power as to all shares of Common Stock for which they are identified as being the beneficial owners. Information as to beneficial ownership has been furnished to the Company by such persons. Such presentation is based on 18,615,464 shares of Common Stock outstanding as of September 30, 2001.

(2) Includes 158,200 shares that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.

(3) Mr. Estes' address is Highway 59 South, Route 15, Box 9475, Lufkin, Texas 75901.

(4) Mr. McConnaughy's address is 1011 High Ridge Road, Stamford, Connecticut 06905.


ITEM 13. Certain Relationships and Related Transactions.

The Pyrenees Option

In October 1992, the Company's Board of Directors authorized the issuance of options to purchase five series of convertible preferred stock to the Pyrenees Group, a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, or its assignees.

In November 1995, Pyrenees exercised certain of these options through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued, which was treated as an in-substance stock option at the date of grant. During fiscal 1996, these shares were converted to 500,000 shares of common stock. After deducting principal payments on the note, the remaining balance of

$975,000 became uncollectible, and during fiscal 1999, the 500,000 shares of common stock that secured this note were recovered pursuant to certain litigation against Pyrenees and Mr. Tanner. This recovery was accounted for as an unexercised stock option in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, $756,000, representing the difference between the note balance and the fair market value of the 500,000 shares as of the recovery date, was recorded as a reduction in paid-in capital during fiscal 1999.

Notes Payable and Accrued Interest to Related Party

In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock and certain assets of TTI. As of various maturity dates thereafter, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2001, the note had a total unpaid balance of $20,861,367 (principal of $16,347,191 and accrued interest of $4,514,176), bearing interest at 9% per annum with a maturity date of October 10, 2002. In connection with a previous modification in 1998, the Company agreed to assign Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, and previously held by Mr. Estes as secondary collateral. These shares, which were recovered in 1999 on behalf of Mr. Estes, had a value of $875,000, which was charged to interest expense in 1999.

Quantum Fuel and Refining, Inc. ("Quantum"), when acquired by SFP, had a note payable to Mr. Estes. As of September 30, 2001, the note had a total unpaid balance of $1,476,264 (principal of $1,000,000 and accrued interest of $476,264), bearing interest at 12% per annum with a maturity date of March 31, 2002, and collateralized by the assets of Quantum. SFP intends to renew the note at maturity.

Advances to Related Parties

During April 1998, the Company filed suit against Mr. Paul Tanner, PLY Stadium Partners, Inc. ("Stadium Partners"), and Pyrenees, related to the nonpayment of indebtedness for significant advances made by the Company to or on behalf of such parties in previous years. In May 1999, the Company was awarded a judgment against such defendants, jointly and severally, in the amount of approximately $19.5 million, plus interest. In connection therewith, the defendants were ordered to turn over all ownership of the stock of the Company, as well as the stock and assets of Stadium Partners and Pyrenees. This included the rights to 2,000,000 shares of the Company's common stock owned by Pyrenees and held by Mr. Harold Estes as secondary collateral. In connection with the recovery of the 2,000,000 shares, the Company recorded interest expense of $875,000, the fair value assigned to the shares, resulting from its assignment to Mr. Estes. Additionally, the Company recorded income of $656,000 related to the recovery of 1,500,000 shares and accounted for the remaining 500,000 shares as an unexercised stock option in accordance with APB No. 25.

After evaluating the possibility of any potential post-judgment collections and the additional legal expenses to be incurred in pursuing such collections, and further considering the likelihood of one or all of the defendants seeking protection under bankruptcy laws, the Company reached an agreement to settle the judgment. The settlement agreement provided, among other things, for the defendants to execute and deliver assignments of certain assets to the Company and to execute and deliver to the Company two promissory notes totaling $450,000, which are collateralized by first or second liens on real properties controlled by the judgment debtors. While the total dollar value of the settlement amounts to slightly over $1.0 million, the amount that may be ultimately recoverable as a result of this settlement is not presently determinable and will be recorded as income only when collection is assured.

In September 2000, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc.

from a related party. In connection with the acquisition, SFP assumed a $1.0 million note and $356,000 of accrued interest payable to Harold Estes, president and former owner of TTI. As of September 30, 2001 and 2000, amounts outstanding under the note including accrued but unpaid interest thereon were approximately $1.5 million and $1.4 million, respectively. The principal balance of the note, plus any accrued but unpaid interest thereon, matures on March 31, 2002.

The former owner of Quantum is TTI's 25% minority partner in SFP. TTI's 25% minority partner in SFP is a guarantor of TTI's and SFP's note payable to, and SFP's revolving line of credit facility with, Bank of America, N.A. (see Note
6). The father of TTI's 25% minority partner in SFP is a former officer of SFP. As of September 30, 2001 and 2000, the Company has total receivables of $685,000 and $684,000, respectively, from this former officer of SFP or from companies owned or controlled by such officer, of which approximately $188,000 and $188,000, respectively, are unsecured.

During 1999, TTI obtained a 49.99% limited partnership interest in a construction related company, which is accounted for under the equity method and is included in other assets. TTI does not participate in the management of this partnership nor does it exercise control over the partnership activities. As of September 30, 2001 and 2000, the Company had sales contracts receivable of approximately $1.4 million and $306,000, respectively, and accounts receivable of approximately $34,000 and $0, respectively, due from the partnership and secured by equipment. These receivable balances are included in related party receivables on the accompanying consolidated balance sheets. During the fiscal years ended September 30, 2001, 2000 and 1999, TTI recorded sales of approximately $517,000, $722,000 and $622,000 million to the partnership, respectively. Additionally, during the fiscal years ended September 30, 2001, 2000 and 1999, TTI recorded income from the sale of equipment to and interest income on receivables from the partnership of $94,000, $150,000 and $41,000, respectively.

In connection with the purchase of TTI, among the assets that the Company acquired was a note receivable from an officer of TTI. The note has been renewed and extended each year since issuance and is collateralized by marketable securities. As of September 30, 2001 and 2000, the balance outstanding was $363,234 and $352,580, respectively, and the note has been classified as a noncurrent related party receivable.

As of September 30, 2001 and 2000, approximately $497,000 and $496,000, respectively, of related party receivables are represented by notes, which are no longer accruing interest. As of September 30, 2001 and 2000, the Company has provided allowances for doubtful accounts of $345,000 and $200,000, respectively, against all related party receivables as of those dates. The Company expects the remaining amounts due under related party receivables to be realized either through collection or receipt of related collateral.

During the year ended September 30, 2001, the exercise price of options granted in 1996 under the Company's 1994 Employee Stock Option Plan (the "Plan") to purchase an aggregate 290,000 shares of the Company's common stock was reduced to $0.75 per share from $2.00 per share. Of these options,

  . options to purchase 130,000 shares were held by James Rudis, . options to purchase 30,000 shares were held by Michael F. Buck, . options to purchase 30,000 shares were held by George R. Schrader, and . options to purchase 100,000 shares were held by William E. Shatley, all of whom are directors of the Company. No compensation expense was recorded in connection with these repricings, as the options were repriced above fair market value. All of these repriced options were exercised in September 2001.

In addition to the repriced options, Mr. Buck and Mr. Schrader also exercised options to purchase 30,000 and 50,000 shares of the Company's common stock, respectively, granted under the Plan in 1998; and

Mr. Rudis and Mr. Shatley each also exercised options to purchase 146,500 shares which were granted under individual option agreements in 1993. These option exercises by each of Mr. Rudis, Mr. Buck, Mr. Schrader and Mr. Shatley in September 2001 were exercised with the issuances of 2-year promissory notes to the Company in an aggregate amount of $497,250, bearing interest at 3.82% and collateralized by the shares issued. The outstanding principal amounts of the notes are:

  .  $207,375 for Mr. Rudis,
  .  $45,000 for Mr. Buck,
  .  $60,000 for Mr. Schrader, and
  .  $184,875 for Mr. Shatley.

Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 2001 and 2000, the insurance premium receivable was approximately $600,000.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1. and 2. Financial Statements and Financial Statement Schedules.

     1. The following consolidated financial statements of Overhill Corporation and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended September 30, 2001, are included in
         Item 8:

         Report of Independent Auditors                                                                         F-2

         Consolidated Balance Sheets--September 30, 2001 and 2000                                               F-3

         Consolidated Statements of Operations--Years ended September 30, 2001, 2000
         and 1999                                                                                               F-5

         Consolidated Statements of Stockholders' Equity--Years ended September 30, 2001,
         2000 and 1999                                                                                          F-7

         Consolidated Statements of Cash Flows--Years ended September 30, 2001, 2000
         and 1999                                                                                               F-8

         Notes to Consolidated Financial Statements                                                            F-11


     2.  The following consolidated financial statement schedules of Overhill
         Corporation and subsidiaries are included in item 14(a):

         Schedule I -- Condensed Financial Information of Registrant                                           F-39

         Schedule II -- Valuation and Qualifying Accounts                                                      F-43

     All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.  Exhibits

     3.1 Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company's registration statement on Form S-8 [No. 33-82008], filed with the Commission on July 27, 1994 [the "1994 Form S-8"])

     3.2 Bylaws of Polyphase Corporation, as amended April 26, 1999 (incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 [the "1999 Form 10-K"])

     3.3 Certificate of Amendment of Articles of Incorporation of Polyphase Corporation, as adopted by stockholders on March 1, 2001 (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001)

     4.1 Certificate of Designation relating to the Series A-3 Preferred Stock (incorporated by reference from Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 [the "1995 Form 10-K"])

     +10.1 Stock Option Agreement for James Rudis (incorporated by reference from Exhibit 10.5 to the Company's Form 8-B, filed with the Commission on August 27, 1994 [the "Form 8-B"])

     +10.2 Stock Option Agreement for William E. Shatley (incorporated by reference from Exhibit 10.6 to the Form 8-B)

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

     +10.12 Stock Option Agreement for Michael F. Buck dated July 23, 1996 (incorporated by reference from Exhibit 10.53 to the 1996
             Form 10-K)

     +10.13 Stock Option Agreement for George R. Schrader dated July 23, 1996 (incorporated by reference from Exhibit 10.54 to the 1996
             Form 10-K)

     10.14   Term Loan Agreement in the amount of $22,500,000, dated
             December 4, 1997, among Overhill Farms, Inc. as borrower, Polyphase Corporation as guarantor and The Long Horizon Fund, L.P. as lender (incorporated by reference from Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 [the "1997 Form 10-K"])

     10.15 Common Stock Purchase Warrant, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P. (incorporated by reference from Exhibit 10.69 to the 1997 Form 10-K)

     10.16 Voting Rights Agreement, dated December 4, 1997, among Polyphase Corporation, The Long Horizons Fund, L.P. and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.70 to the 1997
             Form 10-K)

     10.17 Warrant to Purchase 500,000 Shares of Common Shares of Polyphase Corporation by Black Sea Investments, Ltd., dated August 29, 1997 (incorporated by reference from Exhibit 10.76 to the 1997
             Form 10-K)

     10.18 Offshore Securities Subscription Agreement to purchase 7,500 Shares of Series F 6% Convertible Preferred between Polyphase Corporation and Black Sea Investments, Ltd., dated August 29,1997 (incorporated by reference from Exhibit 10.77 to the 1997 Form 10-K)

     10.19 Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch World Income Fund, Inc. (incorporated by reference from Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 [the "1998 Form 10-K])

     10.20 Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch Convertible Fund, Inc. (incorporated by reference from Exhibit 10.82 to the 1998 Form 10-K)

     10.21 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1) (incorporated by reference from Exhibit 10.83 to the 1998 Form 10-K)

     10.22 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1a) (incorporated by reference from Exhibit 10.84 to the 1998
             Form 10-K)

     10.23 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2) (incorporated by reference from Exhibit 10.85 to the 1998 Form 10-K)

     10.24 Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2a) (incorporated by reference from Exhibit 10.86 to the 1998 Form 10-K)

     10.25 Registration Rights Agreement, dated as of April 24, 1998, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Merrill Lynch Convertible Fund, Inc. (incorporated by reference from Exhibit 10.87 to the 1998 Form 10-K)

     10.26 Loan Agreement in the amount of $12,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.89 to the 1998
             Form 10-K)

     10.27 Security Agreement dated August 7, 1998 by Texas Timberjack to NationsBank (incorporated by reference from Exhibit 10.92 to the 1998 Form 10-K)

     10.28 Guaranty, dated August 7, 1998, by Polyphase Corporation to NationsBank (incorporated by reference from Exhibit 10.88 to the 1998 Form 10-K)

     +10.29 Stock Option Agreement for Michael F. Buck, dated March 17, 1998 (incorporated by reference from Exhibit 10.93 to the 1998 Form 10-K)

     +10.30 Stock Option Agreement for George R. Schrader, dated March 17, 1998 (incorporated by reference from Exhibit 10.94 to the 1998 Form 10-K)

     10.31 Stock Purchase Agreement, effective as of September 30, 1999, by and among Polyphase Corporation, Polyphase Instrument Acquisition Corporation and Polyphase Instrument Co. (incorporated by reference from Exhibit 10.76 to the 1999 Form 10-K)

     10.32 Promissory Note, dated September 30, 1999 in the principal amount of $1,000,000, payable to the order of Polyphase Corporation, as payee, by Polyphase Instrument Acquisition Corporation, as maker (incorporated by reference from Exhibit 10.77 to the 1999 Form 10-K)

     10.33 Pledge Agreement, entered into on September 30, 1999, by and between Polyphase Instrument Acquisition Corporation, as pledgor, and Polyphase Corporation, as secured party (incorporated by reference from Exhibit 10.78 to the 1999 Form 10-K)

     10.34 Guaranty, executed as of September 30, 1999, by Polyphase Instrument Co., as guarantor, in favor of Polyphase Corporation, as payee, on promissory note executed by Polyphase Instrument Acquisition Corporation, as maker (incorporated by reference from Exhibit 10.79 to the 1999 Form 10-K)

     10.35 Security Agreement entered into effective September 30, 1999, by and between Polyphase Instrument Co., as pledgor, and Polyphase Corporation, as secured party (incorporated by reference from Exhibit 10.80 to the 1999 Form 10-K)

     +10.36 Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (incorporated by reference from Exhibit
             10.81 to the 1999 Form 10-K)

     +10.37 Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and William E. Shatley (incorporated by reference from Exhibit 10.82 to the 1999 Form 10-K)

     10.38 Settlement Agreement and Mutual Release of Claims, effective November 30, 1999, by and among Infinity Investors Limited, Polyphase Corporation, James Rudis, William E. Shatley,
             Michael F. Buck, and George R. Schrader (incorporated by reference from Exhibit 10.83 to the 1999 Form 10-K)

     10.39 Loan and Security Agreement, dated November 24, 1999, between Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N.A. (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1999 [the "December 1999 Form 10-Q"])

     10.40 Revolving Note, dated November 24, 1999, in the principal amount of $16,000,000, payable to the order of Union Bank of California, N.A., as payee, by Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.2 to the December 1999 Form 10-Q)

     10.41 Continuing Guaranty, dated November 24, 1999, by Overhill L.C. Ventures, Inc. and Polyphase Corporation in favor of Union Bank of California, N.A. (incorporated by reference from Exhibit 10.3 to the December 1999 Form 10-Q)

     10.42 Pledge Agreement, dated November 24, 1999, by Overhill Farms, Inc., Polyphase Corporation and Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (incorporated by reference from
             Exhibit 10.4 to the December 1999 Form 10-Q)

     10.43 Intercreditor and Subordination Agreement, entered into as of November 24, 1999, by and between Levine Leichtman Capital Partners II, L.P., as subordinated lender, and Union Bank of California, N.A., as senior lender (incorporated by reference from Exhibit
             10.5 to the December 1999 Form 10-Q)

     10.44 Securities Purchase Agreement, dated as of November 24, 1999, by and among Overhill Farms, Inc., as issuer, Polyphase Corporation and Overhill L.C. Ventures, Inc., as guarantors, and Levine Leichtman Capital Partners II, L.P., as purchaser (incorporated by reference from Exhibit 10.6 to the December 1999 Form 10-Q)

     10.45 Secured Senior Subordinated Note, dated November 24, 1999, in the principal amount of $28,000,000, payable to the order of Levine Leichtman Capital Partners II, L.P., as holder, by Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.7 to the December 1999 Form 10-Q)

     10.46 Warrant to Purchase 166.04 Shares of Common Stock of Overhill Farms, Inc., dated November 24, 1999, by Levine Leichtman Capital Partners II, L.P. (incorporated by reference from Exhibit 10.8 to the December 1999 Form 10-Q)

     10.47 Investor Rights Agreement, entered into as of November 24, 1999, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L.P. (incorporated by reference from Exhibit 10.9 to the December 1999 Form 10-Q)

     10.48 Asset Purchase Agreement, entered into as of August 7, 2000, by and between Overhill Farms, Inc. and SSE Manufacturing, Inc. (incorporated by reference from Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 [the "2000 Form 10-K"])

     10.49 Master Co-Pack Agreement, entered into as of August 7, 2000, by and between Schwan's Sales Enterprises, Inc. and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.51 to the 2000 Form 10-K)

     10.50 First Amendment to Loan and Security Agreement, entered into as of August 23, 2000, by and between Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N. A. (incorporated by reference from Exhibit 10.52 to the 2000 Form 10-K)

     10.51 First Amendment to Intercreditor and Subordination Agreement, entered into as of August 23, 2000, by and between Levine Leichtman Capital Partners II, L.P. and Union Bank of California, N.A. (incorporated by reference from Exhibit 10.53 to the 2000
             Form 10-K)

     10.52 Term Note, dated August 23, 2000, in the principal amount of $2,400,000, payable to the order of Union Bank of California, N.A., as payee, and Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.54 to the 2000 Form 10-K)

     10.53 Consent and First Amendment to Securities Purchase Agreement, entered into as of August 23, 2000, by and among Overhill Farms, Inc., Levine Leichtman Capital Partners II, L.P., Polyphase Corporation and Overhill L.C. Ventures, Inc. (incorporated by reference from Exhibit 10.55 to the 2000 Form 10-K)

     10.54 Amendment to Investor Rights Agreement, entered into as of August 25, 2000, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L.P. (incorporated by reference from Exhibit 10.56 to the 2000 Form 10-K)

     10.55** Second Amendment to Amended and Restated Loan Agreement, entered into on March 1, 2001, by and between Texas Timberjack, Inc. and Bank of America, N.A.

     10.56** Promissory Note, dated March 30, 2001, in the principal amount of $8,000,000, payable to Bank of America, N.A., as payee, by Texas Timberjack, Inc., as borrower

     10.57** Promissory Note, dated March 30, 2001, in the principal amount of $3,500,000, payable to Bank of America, N.A., as payee, by Texas Timberjack, Inc. and Southern Forest Products, LLC, as borrowers

     10.58** Promissory Note, dated March 30, 2001, in the principal amount of $589,000, payable to Bank of America, N.A., as payee, by Texas Timberjack, Inc. and Southern Forest Products, LLC, as borrowers

     21.1**  Subsidiaries of the Registrant

     23.1**  Consent of Independent Auditors

----------
     +        Management contract or compensatory plan or arrangement.
     **       Filed herewith.


(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 2001.

                      OVERHILL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..........................................  F-2


Financial Statements:
--------------------

   Consolidated Balance Sheets..........................................  F-3
   Consolidated Statements of Operations................................  F-5
   Consolidated Statements of Stockholders' Equity......................  F-7
   Consolidated Statements of Cash Flows................................  F-8
   Notes to Consolidated Financial Statements........................... F-11


Financial Statement Schedules:
-----------------------------

   Schedule I - Condensed Financial Information of Registrant........... F-39
   Schedule II - Valuation and Qualifying Accounts...................... F-43

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Overhill Corporation

We have audited the accompanying consolidated balance sheets of Overhill Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also include the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Overhill Corporation and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                              ERNST & YOUNG LLP



December 7, 2001,
except for the last paragraphs of Notes 6 and 7, as to which the date is January 11, 2002

                     OVERHILL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                         ASSETS

                                                                                            September 30,
                                                                                  -----------------------------------
                                                                                      2001                    2000
                                                                                  -----------             -----------
Current assets:
   Cash                                                                          $    686,382           $     963,387
   Receivables, net of allowance for doubtful accounts of
     $626,200 and $557,305 in 2001 and 2000, respectively:
       Trade accounts                                                               3,399,591               2,353,809
       Current portion of sales contracts, net of deferred income of
         $809,158 and $1,498,581 in 2001 and 2000, respectively                     5,029,362               4,145,318
       Related parties                                                              1,927,768                 963,932
       Notes                                                                        4,191,128               3,642,112
   Inventories                                                                     16,374,797              17,326,351
   Net current assets of discontinued operations                                   17,271,667              21,318,705
   Prepaid expenses and other                                                       2,044,969               2,540,640
                                                                                  -----------             -----------
           Total current assets                                                    50,925,664              53,254,254
                                                                                  -----------             -----------

Property and equipment:
   Land                                                                               432,000                 432,000
   Buildings and improvements                                                       2,722,595               2,643,492
   Machinery, equipment and other                                                   3,053,909               2,548,641
                                                                                  -----------             -----------
                                                                                    6,208,504               5,624,133
   Accumulated depreciation                                                         2,348,410               1,904,701
                                                                                  -----------             -----------
                                                                                    3,860,094               3,719,432
                                                                                  -----------             -----------
Other assets:
   Noncurrent receivables, net of allowance for doubtful accounts of $1,033,671 and $1,021,054 in 2001 and 2000, respectively:
       Sales contracts, net of deferred income of $387,781 and $710,297 in
         2001 and 2000, respectively                                                2,627,468               2,094,718
       Related parties                                                                375,928                 352,580
   Excess of cost over fair value of net assets acquired,
     net of accumulated amortization of $2,054,212
     and $1,770,872 in 2001 and 2000, respectively                                  3,612,580               3,895,920
   Restricted cash                                                                    522,709                 633,124
   Assets held for sale                                                             1,926,264               1,926,264
   Other                                                                            1,192,074               3,646,372
                                                                                  -----------             -----------
                                                                                   10,257,023              12,548,978
                                                                                  -----------             -----------
Total Assets                                                                      $65,042,781             $69,522,664
                                                                                  ===========             ===========

                   The accompanying notes are an integral part of these consolidated financial statements

                     OVERHILL CORPORATION AND SUBSIDIARIES


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            September 30,
                                                                                -----------------------------------
                                                                                    2001                    2000
                                                                                -----------             -----------
Current liabilities:
   Notes payable                                                                $13,313,743             $10,526,893
   Accounts payable                                                               2,085,200               1,555,378
   Accrued expenses and other                                                     1,066,932                 782,657
   Current maturities of long-term debt                                                   -               1,121,927
                                                                                -----------             -----------
           Total current liabilities                                             16,465,875              13,986,855

Notes payable and accrued interest to related party                              22,337,631              20,746,384
Net long-term liabilities related to discontinued operations                     17,668,829              25,043,209
Reserve for credit guarantees                                                       522,709                 633,124
                                                                                -----------             -----------
           Total liabilities                                                     56,995,044              60,409,572
                                                                                -----------             -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, authorized 100,000,000 shares, issued and outstanding, 18,615,464 and 17,812,464 shares in 2001 and 2000,
     respectively                                                                   186,155                 178,125
   Paid-in capital                                                               28,156,204              27,650,734
   Accumulated deficit                                                          (19,797,372)            (18,715,767)
   Notes receivable from officers and directors                                    (497,250)                      -
                                                                                -----------             -----------
           Total stockholders' equity                                             8,047,737               9,113,092
                                                                                -----------             -----------
Total Liabilities and Stockholders' Equity                                      $65,042,781             $69,522,664
                                                                                ===========             ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                     OVERHILL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 For the Years Ended
                                                                                    September 30,
                                                              ------------------------------------------------------------
                                                                  2001                      2000                   1999
                                                              ------------              -----------            -----------
Net revenues                                                  $43,295,544               $44,056,724            $45,812,384
Cost of sales                                                  35,395,985                36,734,278             37,544,362
                                                              -----------               -----------            -----------
Gross profit                                                    7,899,559                 7,322,446              8,268,022

Selling, general and administrative expenses                    8,018,395                 7,583,589              7,158,808
                                                              ------------              -----------            -----------
Operating income (loss)                                          (118,836)                 (261,143)             1,109,214

Other income (expenses):
  Interest expense                                             (2,405,665)               (2,521,019)            (3,740,921)
  Interest income and other                                       764,051                 1,216,804              1,148,934
                                                              ------------              -----------            -----------
Total other expenses                                           (1,641,614)               (1,304,215)            (2,591,987)
                                                              ------------              -----------            -----------
Loss before income taxes and discontinued
  operations                                                   (1,760,450)               (1,565,358)            (1,482,773)

Income tax (expense) benefit                                     (860,286)                3,330,450                290,851
                                                              ------------              -----------            -----------
Net income (loss) before discontinued operations               (2,620,736)                1,765,092             (1,191,922)

Discontinued operations, net of
   income taxes                                                 1,539,131                 2,056,254               (405,705)
                                                              ------------              -----------            -----------
Net income (loss)                                              (1,081,605)                3,821,346             (1,597,627)
Gain (dividends) on reacquired
    preferred stock                                                      -                  351,457                (91,199)
                                                              ------------              -----------            -----------
Net income (loss) attributable to
  common stockholders                                         $(1,081,605)              $ 4,172,803            $(1,688,826)
                                                              ===========               ===========            ===========



                   The accompanying notes are an integral part of these consolidated financial statements

                     OVERHILL CORPORATION AND SUBSIDIARIES


                                                                                   For the Years Ended
                                                                                      September 30,
                                                                -----------------------------------------------------------
                                                                    2001                    2000                    1999
                                                                  -------                 --------                -------
Per share data - basic and diluted:

Net income (loss) per common share:

Net income (loss) before discontinued
  operations                                                         $ (.15)                  $ .12                  $(.08)

Discontinued operations                                                 .09                     .11                   (.02)
                                                                 ----------              ----------             ----------


Net income (loss) per common share                                   $ (.06)                  $ .23                 $ (.10)
                                                                 ==========              ==========             ==========

Weighted average shares outstanding - basic                      17,845,793              17,812,464             16,947,195
                                                                 ==========              ==========             ==========

Weighted average shares outstanding - diluted                    17,845,793              18,110,421             16,947,195
                                                                 ==========              ==========             ==========




                   The accompanying notes are an integral part of these consolidated financial statements

                                                               OVERHILL CORPORATION AND SUBSIDIARIES

                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           FOR THE THREE YEARS ENDED SEPTEMBER 30, 2001



                                         Preferred Stock       Common Stock        Paid-in     Accumulated      Notes
                                        Shares    Amount    Shares     Amount      Capital       Deficit      Receivable    Total
                                       ------     ------    ------     ------      -------       -------     ------------   -----
  Balance, September 30, 1998          115,000  $ 1,150  15,080,050  $ 150,800 $ 28,623,811  $ (21,199,744) $ (975,319) $ 6,600,698

  Conversion of preferred shares and
     accrued dividends to common stock (58,560)    (586)  2,302,414     23,025      183,208                                 205,647
  Exercise of stock options                                 430,000      4,300      109,437                                 113,737
  Reduction of Pyrenees note upon
     recovery of common stock                                                      (756,569)                   975,319      218,750
  Dividends on preferred stock                                                                     (91,199)                 (91,199)
  Net loss (comprehensive loss)                                                                 (1,597,627)              (1,597,627)
                                       ---------------------------------------------------------------------------------------------
  Balance, September 30, 1999           56,440      564  17,812,464   178,125    28,159,887    (22,888,570)          -    5,450,006
                                       ---------------------------------------------------------------------------------------------
  Reacquision of preferred stock       (56,440)    (564)                           (563,842)       351,457                 (212,949)
  Stock option granted for services                                                  54,689                                  54,689
  Net income (comprehensive income)                                                              3,821,346                3,821,346
                                       ---------------------------------------------------------------------------------------------
  Balance, September 30, 2000                -        -  17,812,464   178,125    27,650,734    (18,715,767)          -    9,113,092
                                       ---------------------------------------------------------------------------------------------
  Exercise of stock options                                 803,000     8,030       551,408                   (497,250)      62,188
  Repurchase of warrants                                                            (45,938)                                (45,938)
  Net loss (comprehensive loss)                                                                 (1,081,605)              (1,081,605)
                                       ---------------------------------------------------------------------------------------------
  Balance, September 30, 2001                -  $     -  18,615,464 $ 186,155  $ 28,156,204  $ (19,797,372) $ (497,250) $ 8,047,737
                                       =============================================================================================


                   The accompanying notes are an integral part of these consolidated financial statements

                      OVERHILL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the Years Ended
                                                                                      September 30,
                                                                  -----------------------------------------------------------
                                                                      2001                   2000                    1999
                                                                   ---------               --------                --------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                               $(1,081,605)            $3,821,346            $(1,597,627)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:

     Depreciation                                                     563,732                522,079                459,127
     Amortization                                                     358,340                389,639              1,385,259
     Provision for doubtful accounts                                  541,764                272,719                141,793
     Interest accrual on notes payable to related party             1,591,247              1,475,278              1,607,437
     Recoveries on related party receivable                                 -                      -               (656,250)
     Stock options granted for services                                     -                 54,689                      -
     Deferred income taxes                                          2,106,683             (2,252,664)                     -
     (Income) loss from discontinued operations
                                                                   (1,831,342)            (2,056,254)               405,705

  Changes in:
     Accounts and sales contracts receivable                       (3,004,340)             1,960,932             (2,331,060)
     Inventories                                                      951,554               (427,475)             4,851,442
     Prepaid expenses and other                                      (738,571)            (1,506,631)              (977,016)
     Accounts payable                                                 529,822              2,003,213                396,810
     Accrued expenses and other                                       295,132                942,665               (668,985)
                                                                  -----------              ---------            -----------

         Net cash provided by operating activities                    282,416              5,199,536              3,016,635
                                                                  -----------              ---------            -----------
Cash flows provided by (used in) investing activities:

  Capital expenditures, net                                          (704,394)              (309,780)            (1,003,900)
  Notes and other receivables                                        (549,016)              (282,335)            (1,622,461)
  Receivables from related parties                                   (987,184)               100,913               (852,441)
  Sale of Polyphase Instrument Company                                      -                      -              1,780,000
                                                                  -----------              ---------            -----------
         Net cash used in investing activities                    $(2,240,594)             $(491,202)           $(1,698,802)
                                                                  -----------              ---------            -----------


                   The accompanying notes are an integral part of these consolidated financial statements

                      OVERHILL CORPORATION AND SUBSIDIARIES



                                                                                   For the Years Ended
                                                                                      September 30,
                                                                  ----------------------------------------------------------
                                                                     2001                   2000                    1999
                                                                    ------                 ------                  ------
Cash flows provided by (used in) financing activities:
  Net borrowings (principal payments) on line of credit
     and floor plan arrangements                                  $ 2,786,850           $ (2,176,815)           $  1,317,020
  Principal payments on long-term debt                             (1,121,927)            (1,466,042)             (2,533,333)
  Exercise of stock options                                            62,188                      -                  28,436
  Repurchase of stock purchase warrants                               (45,938)                     -                       -
  Repurchase of preferred stock                                             -               (450,000)                      -
  Dividends on preferred stock                                              -                      -                 (91,199)
                                                                  -----------           ------------            ------------

       Net cash provided by (used in) financing activities          1,681,173             (4,092,857)             (1,279,076)
                                                                  -----------           ------------            ------------

Net increase (decrease) in cash                                      (277,005)               615,477                  38,757
Cash at beginning of year                                             963,387                347,910                 309,153
                                                                  -----------           ------------            ------------

Cash at end of year                                               $   686,382           $    963,387            $    347,910
                                                                  ===========           ============            ============


Supplemental schedule of cash flow information:
  Cash paid during the year for:

     Interest                                                     $   841,381           $    997,890            $  1,133,514
                                                                  ===========           ============            ============
     Income taxes                                                 $    82,344           $     19,858            $          -
                                                                  ===========           ============            ============

                   The accompanying notes are an integral part of these consolidated financial statements

                      OVERHILL CORPORATION AND SUBSIDIARIES

Supplemental schedule of non-cash investing and financing activities:

During the year ended September 30, 2000, the Company exchanged timber inventory valued at $400,000 for stock of a company that was previously owned by a related party (see Note 11).

During 1999, the Company recovered 2,000,000 shares of its common stock from a former related party, of which 500,000 shares were used to satisfy a note receivable and 1,500,000 shares were recorded as other income. As the Company had previously assigned all of its rights to the 2,000,000 shares to another related party in connection with a previous debt extension, interest expense of $875,000 was recorded in connection with the recovery (see Notes 7, 8 and 11).

In December 1998, the Company settled certain obligations by granting options on 145,000 shares of common stock, exercisable 130,000 shares at $.01 per share and 15,000 shares at $.50 per share. The options were valued at $28,000 and charged to expense in fiscal 1999.

The Company issued common shares valued at $205,647 in 1999 in payment of accrued dividends on preferred stock.

In September 1998, the Company recorded a liability, together with a corresponding charge to paid-in capital, for $500,000 in connection with the settlement of a lawsuit. In December 1998 and January 1999, the Company made partial payments on the obligation, together with certain associated expenses, by granting options on 300,000 shares of common stock, exercisable at $.01 per share. The options were valued at $85,000 and charged to expense in fiscal 1998.

Certain officers and directors of the Company exercised options during the 2001 fiscal period in exchange for notes issued to the Company by these officers and directors, collateralized by the stock of the Company.



                   The accompanying notes are an integral part of these consolidated financial statements

                      OVERHILL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. COMPANY AND ORGANIZATIONAL MATTERS

   Nature of Business

   Overhill Corporation, formerly Polyphase Corporation, (the "Company") is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company's wholly owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and TTI's majority-owned subsidiaries Southern Forest Products, LLC ("SFP") and Wood Forest Products LLC ("WFP"). Through these entities, the Company distributes, leases and provides financing for construction and timber equipment and is also engaged in certain timber and sawmill operations.

   The Company's Board of Directors, during August 2001, approved a plan to spin-off all of its shares of Overhill Farms, Inc. ("Overhill Farms") to the holders of the Company's common stock. Overhill Farms, a producer of high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, previously comprised the Company's food segment (the "Food Group"). The Company's transformer segment (the "Transformer Group") was discontinued in fiscal 1999, as a result of the sale by the Company of its wholly owned subsidiary, Polyphase Instrument Co. ("PIC"), which manufactures and markets electronic transformers, inductors and filters. Both Overhill Farms and PIC have been accounted for as discontinued operations in the accompanying financial statements and are discussed further in Notes 13 and 14 to the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the continuing operations and related accounts of the Company, its wholly owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                     OVERHILL CORPORATION AND SUBSIDIARIES

   TTI grants credit to customers, substantially all of whom are located in east Texas or the western portion of Louisiana, which rely on the logging, construction or timber industries for their ability to repay debt to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

   Financial Instruments

   The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

   Inventories

   Inventories of timber and construction equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

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

   Excess of Cost over Fair Value of Net Assets Acquired

   The excess of cost over fair value of net assets acquired (goodwill) at the date of acquisition is amortized on a straight-line basis over 20 years. The Company determines the period to be benefited by using qualitative measuring factors such as competition, demand and obsolescence, as well as legal, regulatory and contractual provisions. In addition, the Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted cash flows of the related business unit.

                     OVERHILL CORPORATION AND SUBSIDIARIES

   Stock Options

   The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which provides for either recognition or disclosure of a hypothetical charge for the fair value of stock options granted. The Company has provided the required SFAS 123 disclosures in Note 8.

   Revenue Recognition

The Company generally recognizes revenue when products are shipped, which is when title and risk of loss pass to the buyer, or services are performed and provides for estimated returns and allowances at the time of sale. However, a portion of the Company's sale of equipment is through sales/finance contracts. Revenue is recognized on these accounts using the installment method (see Note
3). Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received. These deferred profits are recorded as sales revenue as funds are received, based on the relative percentage of transaction profit to the sales price. Interest on the contract is recognized on a cash basis due to frequent late payments and periodic repossessions.

   Key sales and income information for the Forestry Group for fiscal 2001, 2000 and 1999 is:


                                                    2001           2000          1999
                                                   ------         ------        ------

   Equipment sales total                        $23,385,642    $25,758,730   $28,455,430
   Equipment sales financed                       2,600,413      1,423,069     3,155,817
   Income earned on installment basis               514,829        823,438       776,789
   Interest income earned on installment notes      774,203        863,757       883,542


   Income Taxes

   Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     OVERHILL CORPORATION AND SUBSIDIARIES

   Income (Loss) Per Share

   During 2001, warrants to purchase 710,000 shares of common stock, at a weighted average exercise price of $1.39 per share, and options to purchase 803,000 shares, at a weighted average exercise price of $1.15 per share, were outstanding and excluded from the calculation of diluted earnings per share as the effect would be antidilutive. In 2000, 298,000 common stock equivalents included in the calculation of diluted earnings per share were comprised of 29,000 equivalent shares related to options to purchase common stock and 269,000 equivalent shares related to preferred stock convertible into shares of common stock. Options to purchase approximately 290,000 shares of common stock, at a weighted average exercise price of $2.00 per share, and warrants to purchase 710,000 shares of common stock, at a weighted average exercise price of $1.39 per share, were outstanding during the year ended September 30, 2000, and excluded from the calculation of diluted earnings per share as the effect would be antidilutive. Options to purchase approximately
   1.2 million shares of common stock at a weighted average exercise price of $0.99 per share, warrants to purchase 710,000 shares of common stock at a weighted average exercise price of $1.39 per share and 115,000 shares of preferred stock convertible into shares of common stock at market prices were outstanding during the year ended September 30, 1999, and excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

   Recent Accounting Pronouncements

   In November 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Diposal of Long-Lived Assets
   (SFAS 144). These rules supercede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
   Disposed Of, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supercedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required by APB 30). The Statement is effective for year-ends beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company intends to adopt SFAS 144 as of October 1, 2001. The Company is currently in the process of evaluating the impact of SFAS 144 on its financial statements and does not expect the adoption of SFAS 144 to have a material effect on its financial position, results of operations or cash flows.

                     OVERHILL CORPORATION AND SUBSIDIARIES

   In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill will no longer be amortized, but instead will be tested at least annually for impairment by reporting unit. The Company is required to adopt SFAS 142 effective as of October 1, 2002, though early adoption as of October 1, 2001 is permitted. The Company intends to early adopt SFAS 142 as of October 1, 2001. The Company is currently in the process of evaluating the relevant provisions of SFAS 142 and has not determined whether the adoption of SFAS 142 will have an immediate effect on the financial statements. However, amortization of goodwill, which amounted to approximately $283,000 in each of the three fiscal years ended September 30, 2001, before any related tax effects, will be eliminated prospectively upon the adoption of SFAS 142.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which was required to be adopted by the Company on October 1, 2000. SFAS No. 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on October 1, 2000 did not have any impact on the Company's financial position, results of operations or cash flows.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles, generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. SALES CONTRACTS RECEIVABLE

   The Company provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company's net investment in these contracts as of September 30, 2001 and 2000 and the related deferred income based on the installment method of income recognition.


                                                           2001                  2000
                                                          ------                ------
      Contracts outstanding                             $ 10,370,655          $ 8,514,389
      Less deferred income                                (1,196,939)          (2,208,878)
                                                        ------------          -----------
                                                           9,173,716            6,305,511
      Less allowance for doubtful accounts                  (120,255)             (65,475)
                                                        ------------          -----------

      Net investment in sales contracts receivable      $  9,053,461          $ 6,240,036
                                                        ============          ===========

                     OVERHILL CORPORATION AND SUBSIDIARIES

   The following is a summary of the maturities of the sales contracts receivable and related deferred income:


                         Contracts            Deferred
 Due September 30,      Outstanding            Income                 Net
 -----------------      -----------           ---------               ---

       2002              $  7,382,190           $ 809,158          $ 6,573,032
       2003                 2,471,069             314,064            2,157,005
       2004                   499,266              72,986              426,280
       2005                    11,402                 731               10,671
       2006                     6,728                   -                6,728
                         ------------         -----------          -----------
                         $ 10,370,655         $ 1,196,939          $ 9,173,716
                         ============         ===========          ===========

4. NOTES RECEIVABLE

   Texas Timberjack periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes have interest rates that range from 10% to 18%, are generally due within one year and a majority are secured by a variety of marketable collateral, primarily timber and land. Interest is accrued on these notes as long as the Company believes such amounts are collectible. The accrued interest is added to the note and is shown as part of that balance in the accompanying statements. Allowances are established periodically if, at the date of valuation, management feels it is probable that a loss exists on a note. The allowance is established based upon payment history, evaluation of the portfolio and the related expected credit risk.

   The Company had $4,191,128 and $3,642,112 of short-term notes receivable as of September 30, 2001 and 2000, respectively, from unrelated corporations and individuals, net of allowances of $116,934 and $243,184, respectively. At September 30, 2001, approximately $1,462,000 of such notes receivable were no longer accruing interest. All notes receivable are due in less than one year.

5. INVENTORIES

   Inventories are summarized as follows:


                                                          September 30,
                                                  ------------------------------
                                                      2001           2000
                                                     ------         ------
Timber and construction equipment                 $14,469,372    $15,689,760
Finished wood products                              1,050,468        834,808
Unharvested and harvested but unprocessed timber      854,957        801,783
                                                  -----------    -----------
  Total                                           $16,374,797    $17,326,351
                                                  ===========    ===========

                     OVERHILL CORPORATION AND SUBSIDIARIES

6. NOTES PAYABLE

   Notes payable consist of the following:

                                                                    September 30,
                                                            ---------------------------------
                                                                2001                2000
                                                               ------              ------
Note payable to Bank of America (a)                          $ 3,900,000         $ 2,508,556
Note payable to Bank of America (b)                            3,388,889           3,500,000
Note payable to Bank of America (c)                              500,000             500,000
Note payable to Associates First Capital Corporation (d)         522,259             991,204
Note payable to New Holland Credit Corporation (e)             5,002,595           3,027,133
                                                             -----------         -----------
                                                             $13,313,743         $10,526,893
                                                             ===========         ===========


  (a) TTI has an $8.0 million revolving line of credit with Bank of America, N.A. Amounts advanced under the line of credit bear interest at prime plus .5% (approximately 6.5% at September 30, 2001), and are collateralized by certain assets of TTI. The Company has guaranteed all obligations under the TTI revolving line of credit. Availability under the line as of September 30, 2001 amounted to approximately $4.1 million. TTI intends to renew the revolving credit facility upon maturity in March 2002.

  (b) TTI and SFP, jointly and severally, have a note payable to Bank of America, which is guaranteed by a related party. The note requires monthly interest payments at prime plus .5% (approximately 6.5% at September 30, 2001), is collateralized by substantially all the assets of SFP and matures in March 2002 (see Note 11). TTI and SFP intend to renew the note at maturity.

  (c) SFP has a note payable to Bank of America, pursuant to a $500,000 line of credit facility that expires in March 2002. Amounts advanced under the line bear interest at prime plus .5% (approximately 6.5% at September 30, 2001) payable monthly, are collateralized by the assets of SFP and are guaranteed by TTI and a related party (see Note 11). TTI intends to renew the LOC at maturity.

  (d) TTI has a floor plan agreement with Associates First Capital Corporation to finance equipment. The agreement provides that interest accrues on an individual unit basis with an average interest rate of prime minus .25% (approximately 5.75% at September 30, 2001), and the equipment may be financed for up to one year.

  (e) TTI has a floor plan note with New Holland Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment.

                     OVERHILL CORPORATION AND SUBSIDIARIES

   The weighted average interest rate on short-term borrowings for the year ended September 30, 2001 was approximately 4.03%.

   The Company's discontinued operation, Overhill Farms, has debt in place that restricts that Company's capital expenditures and specifies net worth levels, minimum EBITDA and certain debt-to-equity and debt service ratios. In addition, the terms of the agreements generally prohibit loans, dividends or advances from the discontinued operation to the Company and limit payments of taxes and other expenses to the Company from the discontinued operation to specified levels. Additionally, the Company's discontinued operation is required to pay their subordinated lenders annual consulting fees of approximately $180,000. The Company's ownership of Overhill Farms is pledged as collateral on these debt arrangements.

   As of September 30, 2001, the Company's Overhill Farms subsidiary was in violation of one of its financial covenants under two lending arrangements. In January 2002, the Company obtained waivers of this violation from each lender and amended each lending agreement, including the financial covenant previously violated. The Company believes its Overhill Farms subsidiary will be in compliance with all of its financial and other debt covenants during the fiscal year ended September 30, 2002.

7. NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTY

   In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock and certain assets of TTI. As of various maturity dates thereafter, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2001, the note had a total unpaid balance of $20,861,367 (principal of $16,347,191 and accrued interest of $4,514,176), bearing interest at 9% per annum with a maturity date of October 10, 2002. In connection with a previous modification in 1998, the Company agreed to assign Mr. Estes any interest it may have or subsequently obtain with respect to 2,000,000 shares of the Company's common stock owned by the Pyrenees Group ("Pyrenees"), a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, and previously held by Mr. Estes as secondary collateral. These shares, which were recovered in 1999 on behalf of Mr. Estes, had a value of $875,000, which was charged to interest expense in 1999 (see Notes 8 and 11).

   Quantum Fuel and Refining, Inc. ("Quantum"), when acquired by SFP, had a note payable to Mr. Estes. As of September 30, 2001, the note had a total unpaid balance of $1,476,264 (principal of $1,000,000 and accrued interest of $476,264), bearing interest at 12% per annum with a maturity date of March 31, 2002, and collateralized by the assets of Quantum. In January 2002, Mr. Estes extended the maturity date to October 31, 2002.

                     OVERHILL CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY

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

   Stock Options

   Under the terms of the 1994 Employee Stock Option Plan (as amended) adopted by the Board of Directors in March 1994, the Company has reserved a total of 1,750,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption. As of September 30, 2001, options for 775,000 shares were available for future grants under the Plan.

                     OVERHILL CORPORATION AND SUBSIDIARIES

   During the year ended September 30, 2001, the exercise price of options to purchase an aggregate of 290,000 shares of the Company's common stock, which were granted under the Plan during fiscal 1996, was reduced to $0.75 per share from $2.00 per share. These options, held by Messrs. James Rudis, Michael F. Buck, George R. Schrader and William E. Shatley, all of whom are directors of the Company, together with options on an additional 80,000 shares granted to Messrs. Buck and Schrader under the Plan in 1998, and on 293,000 shares granted to Messrs. Rudis and Shatley under individual plans in 1993, were exercised in September 2001. These exercises were accomplished through the issuance of 2-year promissory notes to the Company in an aggregate amount of $497,250, bearing interest at 3.82% and collateralized by the shares issued. No compensation expense has been recorded in connection with these repricings as the options were repriced above fair market value.

   A summary of changes in common stock options during the three years ended September 30, 2001, is as follows:

                                       Number of      Exercise     Weighted Avg.
                                        Shares         Price      Exercise Price
                                    ------------      --------    --------------
Outstanding, September 30, 1998         728,000    $  .75 - 5.25     $     1.58

Granted                                 445,000    $  .01 -  .50     $      .03
Exercised                              (430,000)   $         .01     $      .01
Canceled                                (65,000)   $ 2.00 - 5.25     $     4.50
                                       --------    -------------     ----------
Outstanding, September 30, 1999         678,000    $  .50 - 2.00     $     1.28

Granted                                 125,000    $       .4375     $    .4375
                                       --------    -------------     ----------
Outstanding, September 30, 2000         803,000    $.4375 - 2.00     $     1.15

Exercised                              (803,000)   $ .4375 - .75     $      .70
                                       --------    -------------     ----------
Outstanding, September 30, 2001              -                -              -
                                       ========    =============     ==========

Exercisable, September 30, 2001              -                -              -
Exercisable, September 30, 2000         803,000    $.4375 - 2.00     $     1.15
Exercisable, September 30, 1999         678,000    $  .50 - 2.00     $     1.28

                     OVERHILL CORPORATION AND SUBSIDIARIES

   Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method specified by SFAS 123. The fair value of options granted during the years ended September 30, 2000 and 1999, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for the years ended September 30, 2000 and 1999, respectively: risk-free interest rate of 5.99% and 4.86%; no dividends expected to be declared; volatility factor of 0.82 and 0.92; and a weighted average expected life of five years and six months. The effect of applying the fair value method under SFAS 123 to the Company's stock-based awards would result in a net income or loss during the years ended September 30, 2001, 2000 and 1999 that is not materially different from amounts reported and would have no effect on reported per share amounts.

   The Pyrenees Option

   In October 1992, the Company's Board of Directors authorized the issuance of options to purchase five series of convertible preferred stock to the Pyrenees Group, a private investment firm controlled by Paul A. Tanner, the Company's former Chairman and Chief Executive Officer, or its assignees.

   In November 1995, Pyrenees exercised certain of these options through the issuance of a 7% recourse note in the amount of $2,000,000, collateralized by the shares issued, which was treated as an in-substance stock option at the date of grant. During fiscal 1996, these shares were converted to 500,000 shares of common stock. After deducting principal payments on the note, the remaining balance of $975,000 became uncollectible, and during fiscal 1999, the 500,000 shares of common stock that secured this note were recovered pursuant to certain litigation against Pyrenees and Mr. Tanner. This recovery was accounted for as an unexercised stock option in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As such, $756,000, representing the difference between the note balance and the fair market value of the 500,000 shares as of the recovery date, was recorded as a reduction in paid-in capital during fiscal 1999.

   Warrants

   The Company has warrants outstanding to purchase 500,000 shares of its common stock at $1.50 per share, exercisable through September 2002.

   In connection with the restructuring of certain indebtedness in 1997, the Company issued warrants to purchase 420,000 shares of the Company's common stock. The warrants covered 210,000 shares exercisable at $.01 per share, which were exercised in May 1998, and an additional 210,000 shares exercisable at $1.125 per share, exercisable through April 24, 2003. These warrants were valued at $175,000, which was amortized over the remaining term of the associated loan. During the year ended September 30, 2001, the Company repurchased the unexercised warrants covering 210,000 shares exercisable at $1.125 per share for total consideration of approximately $46,000.

                     OVERHILL CORPORATION AND SUBSIDIARIES

9. INCOME TAXES

   Income tax expense (benefit) consists of the following:


                                                                       For the Years Ended
                                                                          September 30,
                                                        -----------------------------------------------
                                                          2001                 2000           1999
                                                         ------               ------         ------
      Continuing Operations:
        Current:
           Federal                                      $(1,292,889)        $(1,116,648)     $(406,009)
           State                                             46,242              38,861       (175,353)
                                                        -----------         -----------      ---------
                                                         (1,246,647)         (1,077,787)      (581,362)

        Deferred:
           Federal                                        2,106,932          (2,252,663)       246,072
           State                                                  -                   -         44,437
                                                        -----------         -----------      ---------
                                                          2,106,932          (2,252,663)       290,511
                                                        -----------         -----------      ---------
      Total provision for continuing operations             860,285          (3,330,450)      (290,851)
                                                        -----------         -----------      ---------

      Discontinued Operations:
        Current:
           Federal                                        1,344,141           1,164,943        706,009
           State                                              1,600               1,600        229,234
                                                        -----------         -----------      ---------
                                                          1,345,741           1,166,543        935,243

        Deferred:
           Federal                                         (177,932)            178,663       (246,074)
           State                                                  -                   -        (44,437)
                                                        -----------         -----------      ---------
                                                           (177,932)            178,663       (290,511)
                                                        -----------         -----------      ---------
      Total provision for discontinued operations         1,167,809           1,345,206        644,732
                                                        -----------         -----------      ---------
      Total provision for income taxes                  $ 2,028,094         $(1,985,244)     $ 353,881
                                                        ===========         ===========      =========


                     OVERHILL CORPORATION AND SUBSIDIARIES

   The effective tax rate on income (loss) before income taxes was different than the federal statutory tax rate. The following summary reconciles the federal statutory tax rate with the actual effective rate:



                                                                   For the Years Ended
                                                                      September 30,
                                                              ---------------------------
                                                              2001         2000     1999
                                                              ----         ----     ----
Effective statutory tax expense                               34.0%        34.0%    34.0%
  Increase (decrease) in effective tax rate
  resulting from:
    Federal tax assessment                                     -            -      (20.2)
    State taxes, net of federal tax benefit                   (0.6)         0.2     (3.5)
    Officer life insurance premiums, amortization of
      goodwill, income allocable to subsidiary
      warrant holder                                         (13.0)       (12.1)     1.0
    Change in valuation allowance                            (70.8)       145.0      8.5
    Other                                                      3.1          -        0.5
    Tax credits                                                -            -       (0.7)
                                                             -----        -----     ----
Effective tax expense (benefit)                              (47.3)       167.1     19.6
                                                             =====        =====     ====

                     OVERHILL CORPORATION AND SUBSIDIARIES

   The components of deferred tax balances are summarized as follows:


                                                               September 30,
                                                         -------------------------
                                                         2001                 2000
                                                         ----                 ----
      Deferred tax assets:
         Allowance for doubtful accounts             $  753,804         $    697,399
         Inventory                                      246,752              231,831
         Accrued expenses                               425,925              511,156
         Capital loss carryforwards                     423,229              390,730
         Net operating loss carryforwards             1,645,798            3,150,204
         AMT and other credit carryforwards             516,324              465,072
         Investment in partnerships                     528,495              204,766
         Fixed assets                                   519,664              264,220
                                                     ----------         ------------
           Total deferred tax assets                  5,059,991            5,915,378

           Valuation allowance                       (4,094,740)          (2,805,409)
                                                     ----------         ------------

           Deferred tax assets                          965,251            3,109,969
                                                     ----------         ------------

      Deferred tax liabilities:
         Prepaid expenses                              (437,115)            (273,490)
         Intangibles                                   (237,048)            (547,916)
         Investment in partnerships                           -                    -
         Other                                         (145,838)            (214,563)
                                                     ----------         ------------

           Deferred tax liabilities                    (820,001)          (1,035,969)
                                                     ----------         ------------

      Net deferred tax assets                        $  145,250         $  2,074,000
                                                     ==========         ============

   At September 30, 2001, the Company has federal net operating losses available for carryforward of approximately $3.8 million, which will expire in 2020. The net deferred tax assets at September 30, 2001 relate to the Company's discontinued operation. The Company has recorded a valuation allowance against all of its net deferred tax assets that relate to its continuing operations as of September 30, 2001, due to uncertainty with respect to the future recoverability of such amounts.

                     OVERHILL CORPORATION AND SUBSIDIARIES

   During 1999, the federal income tax returns of TTI for the year ended March 31, 1994 and for the stub period ended June 24, 1994 were audited by the Internal Revenue Service ("IRS"). Both of these tax periods were prior to the acquisition of TTI by the Company. In connection with these audits, the IRS assessed TTI with additional taxes of approximately $752,000 for the year ended March 31, 1994. The Company and TTI appealed the IRS decision, and in anticipation of further contesting the matter in District Court, TTI made a cash payment to the IRS of $1,185,000, representing the above tax assessment plus penalties and interest of $433,000. Such appeal was denied by the IRS, and TTI is currently seeking recovery through District Court proceedings. Based upon the amounts expected to be recovered through protective refund claims filed with the IRS for the tax periods ended March 31, 1992 and June 24, 1994, as well as TTI's evaluation (based on the advice of counsel) of its remedies through litigation, TTI expensed $300,000 during the fiscal year ended September 30, 1999, representing amounts considered not recoverable.

10.COMMITMENTS AND CONTINGENCIES

   Commitments

   SFP leases its facilities and equipment in Bon Wier, Texas. Future minimum lease commitments under these noncancelable operating leases are approximately $228,000 and $133,000 for fiscal years 2002 and 2003, respectively. Certain of the leases provide for renewal options for periods from 2001 to 2005 at substantially the same terms as the current leases.

   Rent expense was approximately $326,000, $328,000 and $413,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

   TTI relies on three suppliers for the majority of its new units and parts. As of September 30, 2001, TTI had commitments to purchase inventory from these suppliers amounting to approximately $237,000.

   TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 2001, TTI's guarantees totaled approximately $3,720,000 on total customer indebtedness of approximately $16,859,000. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income on the accrual basis and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to approximately $523,000 at September 30, 2001, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company's reserve for credit guarantees.

                     OVERHILL CORPORATION AND SUBSIDIARIES

   TTI has an interest in two unconsolidated partnerships. The total investment in these partnerships at September 30, 2001 of approximately $484,000 is included in other assets. TTI in prior years has guaranteed the debt of these partnerships, which has been collateralized by assets of the partnerships. At September 30, 2001, no guarantees were in effect for partnership debts.

   CONTINGENCIES

   During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The lawsuits each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated the cases into a single action.

   In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to file motions for summary judgment. Motions for summary judgment were thereafter filed. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the District Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. The plaintiffs then filed a motion for rehearing, which the Court denied in March 2001.

   The plaintiffs have appealed these decisions to the United States Court of Appeals for the Ninth Circuit. Appellate briefs have been filed by both sides, but oral argument in the Court of Appeals has not yet occurred.

   Recently, the plaintiffs requested the Ninth Circuit to enjoin the Company's proposed spin-off of Overhill Farms. The Court of Appeals denied the plaintiffs' request and directed them to address their request to the District Court. The plaintiffs thereafter filed an application with the District Court, which restrained the spin-off for a few days until a hearing could be conducted with respect to the proposed spin-off. Following a hearing at which counsel for all parties appeared, the District Court dissolved its temporary restraining order, thereby allowing the Company to proceed with the proposed spin-off. The plaintiffs have not yet appealed the most recent decision by the District Court.

   The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, management believes (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations or cash flows.

                     OVERHILL CORPORATION AND SUBSIDIARIES

11.  RELATED PARTY TRANSACTIONS

     During April 1998, the Company filed suit against Mr. Paul Tanner, PLY Stadium Partners, Inc. ("Stadium Partners"), and Pyrenees, related to the nonpayment of indebtedness for significant advances made by the Company to or on behalf of such parties in previous years. In May 1999, the Company was awarded a judgment against such defendants, jointly and severally, in the amount of approximately $19.5 million, plus interest. In connection therewith, the defendants were ordered to turn over all ownership of the stock of the Company, as well as the stock and assets of Stadium Partners and Pyrenees. This included the rights to 2,000,000 shares of the Company's common stock owned by Pyrenees and held by Mr. Harold Estes as secondary collateral. In connection with the recovery of the 2,000,000 shares, the Company recorded interest expense of $875,000, the fair value assigned to the shares, resulting from its assignment to Mr. Estes. Additionally, the Company recorded income of $656,000 related to the recovery of 1,500,000 shares and accounted for the remaining 500,000 shares as an unexercised stock option in accordance with APB No. 25.

     After evaluating the possibility of any potential post-judgment collections and the additional legal expenses to be incurred in pursuing such collections, and further considering the likelihood of one or all of the defendants seeking protection under bankruptcy laws, the Company reached an agreement to settle the judgment. The settlement agreement provided, among other things, for the defendants to execute and deliver assignments of certain assets to the Company and to execute and deliver to the Company two promissory notes totaling $450,000, which are collateralized by first or second liens on real properties controlled by the judgment debtors. While the total dollar value of the settlement amounts to slightly over $1.0 million, the amount that may be ultimately recoverable as a result of this settlement is not presently determinable and will be recorded as income only when collection is assured.

     In September 2000, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc. from a related party. In connection with the acquisition, SFP assumed a $1.0 million note and $356,000 of accrued interest payable to Harold Estes, president and former owner of TTI (see
     Note 7). As of September 30, 2001 and 2000, amounts outstanding under the note including accrued but unpaid interest thereon were approximately $1.5 million and $1.4 million, respectively. The principal balance of the note, plus any accrued but unpaid interest thereon, matures on March 31, 2002.

     The former owner of Quantum is TTI's 25% minority partner in SFP. TTI's 25% minority partner in SFP is a guarantor of TTI's and SFP's note payable to, and SFP's revolving line of credit facility with, Bank of America, N.A. (see Note 6). The father of TTI's 25% minority partner in SFP is a former officer of SFP. As of September 30, 2001 and 2000, the Company has total receivables of $685,000 and $684,000, respectively, from this former officer of SFP or from companies owned or controlled by such officer, of which approximately $188,000 at each balance sheet date is unsecured.

                     OVERHILL CORPORATION AND SUBSIDIARIES

     During 1999, TTI obtained a 49.99% limited partnership interest in a construction related company, which is accounted for under the equity method and is included in other assets. TTI does not participate in the management of this partnership nor does it exercise control over the partnership activities. As of September 30, 2001 and 2000, the Company had sales contracts receivable of approximately $1.4 million and $306,000, respectively, and accounts receivable of approximately $34,000 and $0, respectively, due from the partnership and secured by equipment. These receivable balances are included in related party receivables on the accompanying consolidated balance sheets. During the fiscal years ended September 30, 2001, 2000 and 1999, TTI recorded sales of approximately $517,000, $722,000 and $622,092 to the partnership, respectively. Additionally, during the fiscal years ended September 30, 2001, 2000 and 1999, TTI recorded income from the sale of equipment to and interest income on receivables from the partnership of $94,000, $150,000 and $41,000, respectively.

     In connection with the purchase of TTI, the Company acquired a note receivable from an officer of TTI. The note has been renewed and extended each year since issuance and is collateralized by marketable securities. As of September 30, 2001 and 2000, the balance outstanding was $363,234 and $352,580, respectively, and the note has been classified as a noncurrent related party receivable.

     As of September 30, 2001 and 2000, approximately $497,000 and $496,000, respectively, of related party receivables are represented by notes which are no longer accruing interest. As of September 30, 2001 and 2000, the Company has provided allowances for doubtful accounts of $345,000 and $200,000, respectively, against all related party receivables as of those dates. The Company expects the remaining amounts due under related party receivables to be realized either through collection or receipt of related collateral.

     Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 2001 and 2000, the insurance premium receivable was approximately $600,000.

     See Note 7 for discussion of the notes payable to Mr. Estes.

     See Note 8 for discussion of options granted to the Pyrenees Group, a related party.

     See Note 8 for discussion of options exercised by directors of the Company in exchange for notes receivable.

12.  EMPLOYEE BENEFIT PLAN

     In 1986, prior to its acquisition by the Company, TTI adopted a profit sharing plan. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full-time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan

                     OVERHILL CORPORATION AND SUBSIDIARIES
     is administered by an independent third party. Trustees for the plan are the executive officers of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 2001, 2000 and 1999 was approximately $107,000, $179,000 and $329,000, respectively.

13.  DISPOSITION OF SUBSIDIARIES

     Overhill Farms, Inc.

     In August 2001, the Company's Board of Directors approved a plan to spin-off all of the Company's shares of Overhill Farms to the holders of the Company's common stock. The transaction to effect the spin-off will result in the issuance, expected to be a tax free dividend to the Company's stockholders, of one share of Overhill Farms common stock for every two shares of the Company's common stock owned on the record date of the transaction as established by the Board. The Company is currently in the process of completing all of the applicable steps necessary to effect the spin-off transaction.

     The operations of Overhill Farms have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the three years ended September 30, 2001 and are summarized as follows:

                                                             For the Years Ended
                                      -------------------------------------------------
                                      September 30,      October 1,      September 26,
                                          2001              2000             1999
                                      -------------     -------------    --------------
       Net revenues                   $ 162,158,000     $ 145,418,000    $ 113,016,000

       Gross profit                      28,516,000        28,162,000       20,719,000

       Operating income                   9,483,000        10,813,000        7,384,000

       Income before income taxes
        and extraordinary item            3,409,000         5,128,000        1,647,000

       Extraordinary item - early
        extinguishment of debt, net
        of income tax benefit of
        $452,000 in 2000                          -           838,000                -

       Net income                     $   2,242,000     $   2,492,000     $  1,002,000

                     OVERHILL CORPORATION AND SUBSIDIARIES

The Company's investment in Overhill Farms has been reclassified as net current assets and as net long-term liabilities in the accompanying consolidated balance sheets as of September 30, 2001 and 2000. The net assets of Overhill Farms as of those dates, and, after deducting amounts allocable to the minority owner and warrant holder, the Company's net investment in Overhill Farms, is summarized as follows:


                                                                 September 30,
                                                      ------------------------------
                                                          2001             2000
                                                      -------------    -------------
       Assets:
          Current assets                              $  35,808,208    $  39,017,160
          Property, plant and equipment, net
             of accumulated depreciation                  4,819,092        4,209,474
          Other assets                                   13,579,751       14,719,432
                                                      -------------    -------------
       Total assets                                      54,207,051       57,946,066
                                                      -------------    -------------

       Liabilities:

          Current liabilities                            18,536,541       17,698,455
          Long-term debt, net                            32,801,294       41,165,940
                                                      -------------    -------------
                                                         51,337,835       58,864,395
                                                      -------------    -------------

       Net assets (deficit) of Overhill Farms             2,869,216         (918,329)

       Net assets allocable to minority owner and
          warrant holder                                 (3,266,378)      (2,806,175)
                                                      -------------    -------------

       Net investment (liability)                     $    (397,162)   $  (3,724,504)
                                                      =============    =============

                     OVERHILL CORPORATION AND SUBSIDIARIES

   Polyphase Instrument Co.

   Effective September 30, 1999, the Company sold its wholly owned subsidiary, Polyphase Instrument Co. ("PIC"), to an investment group headed by management of that company. The transaction was completed as a sale of 100% of the outstanding capital stock of PIC for total consideration of approximately $2.8 million, consisting of $1.8 million in cash and a subordinated note receivable for $1.0 million. The note, which is subordinated to bank indebtedness of up to $1.375 million, bears interest at 8%, payable interest-only on a quarterly basis through July 2001 and payable thereafter in quarterly amounts of $50,000 principal plus accrued interest through October 2006. The note is collateralized by all of the capital stock and assets of PIC, subject to the subordination referred to above. Because of the highly leveraged nature of the purchaser, the implicit reliance on the future operations of PIC to provide cash flows for debt service and the subordination of the note to other creditors of PIC, the Company fully reserved the subordinated note receivable. As a result of this transaction, the Company reported a loss from discontinued operations of approximately $1.2 million for the year ended September 30, 1999.

   PIC's operations (unaudited) for the year ended September 30, 1999 are summarized as follows:

           Net revenues                      $  6,373,500

           Gross profit                           700,400

           Operating income                        59,300

           Net income                              24,000

                     OVERHILL CORPORATION AND SUBSIDIARIES

14.  PRO FORMA FINANCIAL INFORMATION (Unaudited)

     In connection with the spin-off of Overhill Farms, the Company expects to issue an unsecured promissory note to Overhill Farms in the amount of approximately $8.0 million, representing an agreed upon payment for all net amounts advanced to the Company by Overhill Farms. The note is expected to be payable three years from the effective date of the spin-off and will bear interest at a rate to be determined at the time of the spin-off.

     Following is an unaudited pro forma presentation of the of the Company's financial position following the spin-off, assuming the transactions described above occurred as of September 30, 2001:

                               Balance
                             September 30,                   Issuance
                                 2001         Spin-off        of Note       Pro Forma
   -----------------------------------------------------------------------------------

   Current assets            $50,925,664    $(17,271,667)   $         -    $33,653,997

   Property & equipment        3,860,094                                     3,860,094

   Other assets               10,257,023                                    10,257,023
                             -----------    ------------    -----------    -----------

                             $65,042,781    $(17,271,667)   $         -     47,771,114
                             ===========    ============    ===========    ===========

   Current liabilities       $16,465,875                                   $16,465,875

   Long-term liabilities      40,529,169    $(17,668,829)   $ 8,000,000     30,860,340
                             -----------    ------------    -----------    -----------

                              56,995,044     (17,668,829)     8,000,000     47,326,215

   Stockholders' equity        8,047,737         397,162     (8,000,000)       444,899
                             -----------    ------------    -----------    -----------

                             $65,042,781    $(17,271,667)   $         -    $47,771,114
                             ===========    ============    ===========    ===========

                     OVERHILL CORPORATION AND SUBSIDIARIES

15.  ASSETS ACQUIRED

     In September 2000, in exchange for approximately $400,000 of raw timber inventory and the assumption of certain liabilities, SFP acquired all of the outstanding common stock of Quantum from TTI's 25% minority partner in SFP. Quantum's assets consist primarily of a non-operating crude oil refinery and blending facility, along with certain other site amenities, situated on approximately 120 acres of land in Egan, Louisiana. Liabilities assumed in the Quantum acquisition included (a) a $1.0 million note and $356,000 of accrued interest payable to Harold Estes (see Note 7), and (b) certain environmental liabilities. As SFP has acquired Quantum for resale, the Company has classified this investment as assets held for sale in the accompanying consolidated balance sheet as of September 30, 2001 and 2000. See Note 11 for related party transactions related to the acquisition of Quantum.

16. APPROVAL OF SHAREHOLDER RIGHTS PLAN

     On November 13, 2001, the Board of Directors approved a Shareholder Rights Plan to be implemented in coordination with the proposed distribution by the Company of all of its shares of common stock of Overhill Farms to the shareholders of the Company. The Shareholder Rights Plan was adopted to provide protection to shareholders in the event of an unsolicited attempt to acquire the Company.

     Pursuant to the Shareholder Rights Plan, the Company plans to distribute preferred stock purchase rights (each a "Right") as a dividend at the rate of one Right for each share of the Company's common stock held by shareholders of record on a record date to be determined upon the occurrence of certain specified events. Each share of common stock issued after the record date will be issued with an attached Right. Each Right entitles the holder, upon the occurrence of certain events, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at an initial exercise price of $4.00, subject to adjustments. The Rights are exercisable only if a person or group acquires 20 percent or more of the Company's common stock or announces an intention to commence a tender or exchange offer, the consummation of which would result in ownership by such person or group of 20 percent or more of the Company's common stock. In addition, if any person or group acquires 20 percent or more of the Company's common stock, each Right not owned by the acquirer would become exercisable for the number of shares of the Company's common stock that at the time have a market value of two (2) times the exercise price of the Right. If, after any person or group acquires 20 percent or more of the Company's common stock, the Company is acquired in a merger or other business transaction in which the Company is not the surviving corporation, the Rights, under certain circumstances will be modified so as to entitle the holder to buy a number of the acquiring corporation's common stock having a market value of two (2) times the exercise price of each Right. The Rights may be redeemed by the Board of Directors until certain specified times at a redemption price of $0.01 per Right, and may be amended by the Board at any time prior to becoming exercisable.

                     OVERHILL CORPORATION AND SUBSIDIARIES

17. INFORMATION BY INDUSTRY SEGMENT

     The Company's business is concentrated in the East Texas forestry business with operations in the segments described below.

     EQUIPMENT, PARTS AND SERVICE

     The equipment, parts and service segment operates equipment dealerships, which sell major units, parts and repair services and finances the sale of industrial and commercial timber and logging equipment in East Texas and western Louisiana. Customers range from small logging operations to large integrated timber related operations.

     TIMBER AND WOOD PRODUCTS

     The timber products segment includes sawmill operations and the treatment and sale of lumber products.

                     OVERHILL CORPORATION AND SUBSIDIARIES


                                                                    September 30, 2001
                                                    -------------------------------------------------
                                                      Equipment,        Timber and
                                                       and Parts          Wood
                                                        Service          Products             Total
                                                    -------------      --------------    ------------
Net Sales:
Sales to unaffiliated customers                      $32,591,941        $ 10,703,603      $43,295,544
                                                     ===========        ============      ===========

Operating income                                     $   237,271        $    433,488      $   670,759
                                                     ===========        ============

General corporate expenses                                                                   (789,595)
Interest expense                                                                           (2,405,665)
Interest income and other                                                                     764,051
                                                                                          -----------
    Loss before income taxes and
     discontinued operations                                                              $(1,760,450)
                                                                                          ===========

Identifiable assets:
Segment assets                                      $ 41,943,475        $  5,486,549      $47,430,024
                                                    ============        ============
Corporate assets                                                                           17,578,815
Eliminations                                                                                   33,942
                                                                                          -----------

    Total assets                                                                          $65,042,781
                                                                                          ===========

Capital expenditures, net:
Segment                                             $    309,117        $    395,277      $   704,394
                                                    ============        ============
Corporate                                                                                           -
                                                                                          -----------
    Total capital expenditures, net                                                       $   704,394
                                                                                          ===========

Depreciation and amortization:
Segment                                             $    763,422        $  $ 156,150      $   919,572
                                                    ============        ============
Corporate                                                                                       2,500
                                                                                          -----------
    Total depreciation and amortization                                                   $   922,072
                                                                                          ===========

No customer accounted for more than 10% of the Company's sales in fiscal 2001.

                     OVERHILL CORPORATION AND SUBSIDIARIES

                                                                    September 30, 2000
                                                    -------------------------------------------------
                                                      Equipment,        Timber and
                                                       and Parts          Wood
                                                        Service          Products             Total
                                                    -------------      --------------    ------------
Net Sales:
Sales to unaffiliated customers                      $ 35,079,971         $ 8,976,753    $ 44,056,724
                                                     ============         ===========    ============

Operating income                                     $    938,367         $  (717,606)   $    220,761
                                                     ============         ===========

General corporate expenses                                                                   (481,904)
Interest expense                                                                           (2,521,019)
Interest income and other                                                                   1,216,804
                                                                                         ------------
    Loss before income taxes and
     discontinued operations                                                              $(1,565,358)
                                                                                         ============

Identifiable assets:
Segment assets                                       $ 39,495,972         $ 4,943,551    $ 44,439,523
                                                     ============         ===========
Corporate assets                                                                           24,666,061
Eliminations                                                                                  417,080
                                                                                         ------------

    Total assets                                                                         $ 69,522,664
                                                                                         ============

Capital expenditures, net:
Segment                                              $    168,881         $   140,899         309,780
                                                     ============         ===========
Corporate                                                                                           -
                                                                                         ------------
    Total capital expenditures, net                                                      $    309,780
                                                                                         ============

Depreciation and amortization:
Segment                                              $    800,384         $   103,535         903,919
                                                     ============         ===========
Corporate                                                                                       7,799
                                                                                         ------------
    Total depreciation and amortization                                                  $    911,718
                                                                                         ============

No customer accounted for more than 10% of the Company's sales in fiscal 2000.

                     OVERHILL CORPORATION AND SUBSIDIARIES

                                                                    September 30, 1999
                                                    -------------------------------------------------
                                                      Equipment,        Timber and
                                                       and Parts          Wood
                                                        Service          Products             Total
                                                    -------------      --------------    ------------
Net Sales:
Sales to unaffiliated customers                      $ 38,365,377        $ 7,447,007     $ 45,812,384
                                                     ============        ===========     ============

Operating income                                     $  1,223,005        $   267,007     $  1,490,012
                                                     ============        ===========

General corporate expenses                                                                   (380,798)
Recovery of related party receivables                                                         656,250
Interest expense                                                                           (3,740,921)
Interest income and other                                                                     492,684
                                                                                         ------------
    Loss before income taxes and
     discontinued operations                                                             $(1,482,773)
                                                                                         ============

Identifiable assets:
Segment assets                                       $ 44,731,523        $ 5,117,633     $ 49,849,156
                                                     ============        ===========
Corporate assets                                                                           17,926,277
Eliminations                                                                                  331,952
                                                                                         ------------
    Total assets                                                                         $ 68,107,385
                                                                                         ============

Capital expenditures, net:
Segment                                              $    410,871        $   593,029        1,003,900
                                                     ============        ===========
Corporate                                                                                           -
                                                                                         ------------
    Total capital expenditures, net                                                      $  1,003,900
                                                                                         ============

Depreciation and amortization:
Segment                                              $    775,159        $     7,516     $    782,675
                                                     ============        ===========
Corporate                                                                                   1,061,711
                                                                                         ------------
    Total depreciation and amortization                                                  $  1,844,386
                                                                                         ============


No customer accounted for more than 10% of the Company's sales in fiscal 1999.

                     OVERHILL CORPORATION AND SUBSIDIARIES

18. QUARTERLY FINANCIAL DATA (Unaudited)

                                                          For the Year Ended September 30, 2001
                                   --------------------------------------------------------------------------------
                                      December 31           March 31              June 30           September 30
                                   -----------------    -----------------    -----------------   ------------------
Net revenues                          $ 8,250,086          $ 8,679,922          $12,830,395          $13,535,141

Gross profit                            1,954,203            2,150,734            2,114,830            1,679,792

Operating income (loss)                 (123,136)            (137,764)               78,241               17,330

Net income (loss) before
  discontinued operations                (103,893)            (139,130)              65,733           (2,443,446)

Discontinued operations                   267,846              492,344              573,785              205,156

Net income (loss)                     $   163,953          $   353,214          $   639,518          $(2,238,290)
                                      ===========          ===========          ===========          ===========

Net income (loss) per
  common share                        $       .01          $       .02          $       .04          $      (.13)
                                      ===========          ===========          ===========          ===========


                                                         For the Year Ended September 30, 2000
                                   --------------------------------------------------------------------------------
                                      December 31           March 31             June 30            September 30
                                   -----------------    -----------------   ------------------   ------------------

Net revenues                          $10,280,892          $10,906,675          $ 9,444,673          $13,424,484

Gross profit                            2,375,838            2,555,259            1,910,455              480,894

Operating income (loss)                   288,594              370,829            (170,379)            (750,187)

Net income (loss) before
  discontinued operations                (110,608)             313,647              275,257            1,286,796

Discontinued operations                    99,520              497,588              750,116              709,030

Net income (loss)                     $  (11,088)          $   811,235          $ 1,025,373          $ 1,995,826
                                      ==========           ===========          ===========          ===========

Net income (loss) per
  common share                        $        -           $       .05          $       .06          $       .12
                                      ==========           ===========          ===========          ===========


                              OVERHILL CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             SUMMARY BALANCE SHEETS

                                                                            September 30,
                                                                ------------------------------------
                                                                     2001                 2000
                                                                ----------------      --------------
Current assets:
  Cash                                                          $      190,084        $      353,184
  Prepaid expenses and other                                            96,544                     -
  Net current assets of discontinued operations                     17,271,667            21,318,705
                                                                ----------------      --------------
    Total current assets                                            17,558,295            21,671,889

Property and equipment                                                  20,191                50,191
  Less accumulated depreciation                                        (18,981)              (46,481)
                                                                ----------------      --------------
                                                                         1,210                 3,710
Noncurrent assets:
  Deferred federal income taxes                                              -             2,075,334
  Income tax receivable                                              6,724,954             6,654,314
  Other assets (primarily investment in subsidiaries)               23,333,058            23,231,204
                                                                ----------------      --------------
      Total assets                                              $   47,617,517        $   53,636,451
                                                                ================      ==============

Current liabilities:
  Accounts payable                                              $      350,904        $       62,780
  Accrued expenses                                                      30,250                27,250
  Deferred income taxes                                                658,430                     -
                                                                ----------------      --------------
    Total current liabilities                                        1,039,584                90,030

Noncurrent liabilities:
  Note payable and accrued interest
    payable to related party                                        20,861,367            19,390,120
  Net noncurrent liabilities related to discontinued
    operations                                                      17,668,829            25,043,209
                                                                ----------------      --------------
      Total liabilities                                             39,569,780            44,523,359
                                                                ----------------      --------------

Stockholders' equity:
  Common stock                                                         186,155               178,125
  Paid-in capital                                                   28,156,204            27,650,734
  Accumulated deficit                                              (19,797,372)          (18,715,767)
  Notes receivable                                                    (497,250)                    -
                                                                ----------------      --------------
      Total stockholders' equity                                     8,047,737             9,113,092
                                                                ----------------      --------------
                                                                $   47,617,517        $   53,636,451
                                                                ================      ==============

           See note to condensed financial information of registrant.

                              OVERHILL CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        SUMMARY STATEMENTS OF OPERATIONS

                                                                         For the Years Ended
                                                                            September 30,
                                                                 ------------------------------------
                                                                    2001                 2000
                                                                 ---------------      ---------------
Net revenues                                                     $           -        $           -
Cost of sales                                                                -                    -
                                                                 ---------------      ---------------
Gross profit                                                                 -                    -

Selling, general and administrative expenses                           789,479              481,789
                                                                 ---------------      ---------------

Operating income (loss)                                               (789,479)            (481,789)

Other income (expense):
  Interest expense                                                  (1,472,493)          (1,499,662)
  Interest income and other                                             80,000              118,371
                                                                 ---------------      ---------------

Total other expense                                                 (1,392,493)          (1,381,291)
                                                                 ---------------      ---------------

Loss before income taxes, equity in net income of
 subsidiaries and discontinued operations                           (2,181,972)          (1,863,080)

Income taxes (benefit)                                                 652,930           (3,523,064)
                                                                 ---------------      ---------------

Income (loss) before equity in net income of subsidiaries
  and discontinued operations                                       (2,834,902)           1,659,984

Equity in net income of subsidiaries                                   214,166              105,108
                                                                 ---------------      ---------------

Net income (loss) before discontinued operations                    (2,620,736)           1,765,092

Discontinued operations, net of income taxes                         1,539,131            2,056,254
                                                                 ---------------      ---------------

Net income (loss)                                                   (1,081,605)           3,821,346
Gain on reacquired preferred stock                                           -              351,457
                                                                 ---------------      ---------------

Net income (loss) attributable to common shareholders            $  (1,081,605)       $   4,172,803
                                                                 ===============      ===============


           See note to condensed financial information of registrant.

                              OVERHILL CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        SUMMARY STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended
                                                                            September 30,
                                                                 ----------------------------------
                                                                     2001                2000
                                                                 ---------------      -------------

Cash flow provided by (used in) operating activities:
Net income (loss)                                                $  (1,081,605)       $  3,821,346
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
    Depreciation and amortization                                         2,500               1,500
    Equity in income of subsidiaries                                   (214,166)           (105,108)
    Discontinued operations                                          (1,831,342)         (2,056,254)
    Interest accrual on note payable to related party                 1,471,247           1,475,278
    Deferred income tax                                               2,637,220          (2,433,621)
    Stock option granted for services                                         -              54,689
    Increase (decrease) in:
      Receivables from sale of subsidiary                                     -             780,000
      Prepaid expenses and other                                        (12,688)              9,000
      Income tax receivable                                          (1,566,640)                  -
      Accounts payable and accrued expenses                             416,124            (795,117)
                                                                 ---------------      -------------
        Net cash provided by (used in) operating activities            (179,350)            751,713
                                                                 ---------------      -------------

Cash flows provided by (used in) financing activities:
    Exercise of common stock options                                     62,188                   -
    Repurchase of stock purchase warrants                               (45,938)                  -
    Repurchase of preferred stock                                             -            (450,000)
                                                                 ---------------      -------------
        Net cash provided by (used in) financing activities              16,250            (450,000)
                                                                 ---------------      -------------

Net increase (decrease) in cash                                        (163,100)            301,713
Cash at beginning of year                                               353,184              51,471
                                                                 ---------------      -------------

Cash at end of year                                              $      190,084       $     353,184
                                                                 ===============      =============


           See note to condensed financial information of registrant.

                              OVERHILL CORPORATION
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        SUMMARY STATEMENTS OF CASH FLOWS


Note A - Basis of Presentation

In these parent company only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in parent company income using the equity method. In addition, the Company's investment in and the operations of discontinued operations are separately stated in these financial statements. These parent company only financial statements should be read in conjunction with the Company's consolidated financial statements and the notes applicable thereto.

Due to subsidiary debt covenant and other restrictions, the Company's ability to obtain funds from its subsidiaries is limited. In addition, as discussed in
Note 11, the parent company's ownership of Texas Timberjack is pledged as collateral against the note payable to related party. Additionally, the Company has no operating revenues and may be highly dependent on its subsidiaries for its liquidity needs.


                                                         OVERHILL CORPORATION
                                                              SCHEDULE II
                                                    VALUATION AND QUALIFYING ACCOUNTS





                                             Balance at        Charged to Costs                     Balance at End
             Description                 Beginning of Period    and Expenses        Deductions       of Period
-------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 2001:
   Deducted from asset accounts:
      Allowance for doubtful accounts        $  1,578,359       $    541,764     $    460,252(1)    $  1,659,871
                                             ------------       ------------     ------------       ------------
                                   Total     $  1,578,359       $    541,764     $    460,252       $  1,659,871
                                             ============       ============     ============       ============
Year Ended September 30, 2000:
   Deducted from asset accounts:
      Allowance for doubtful accounts        $  1,782,887       $    272,719     $    477,247(1)    $  1,578,359
                                             ------------       ------------     ------------       ------------
                                   Total        1,782,887       $    272,719     $    477,247       $  1,578,359
                                             ============       ============     ============       ============
Year Ended September 30, 1999:
   Deducted from asset accounts:
      Allowance for doubtful accounts        $    719,363       $  1,141,793     $     78,269(1)    $  1,782,887
                                             ------------       ------------     ------------       ------------
                                   Total     $    719,363       $  1,141,793     $     78,269       $  1,782,887
                                             ============       ============     ============       ============


(1)      Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERHILL CORPORATION

By:      /s/ James Rudis                                        January 11, 2002
         ---------------------
         James Rudis
         Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 /s/ James Rudis                                                January 11, 2002
------------------------------
James Rudis
Chief Executive Officer,
Chairman of the Board and
President (Principal Executive
Officer)


 /s/ William E. Shatley                                         January 11, 2002
------------------------------
William E. Shatley
Senior Vice President, Secretary,
Treasurer, Chief Financial Officer
and Director (Principal Financial
and Accounting Officer)


 /s/ Michael F. Buck                                            January 11, 2002
------------------------------
Michael F. Buck
Director

 /s/ Donald J. Ervin                                            January 11, 2002
------------------------------
Donald J. Ervin
Director

 /s/ George R. Schrader                                         January 11, 2002
------------------------------
George R. Schrader
Director