Form 10-Q
period 2001-12-31
OVERHILL CORP
filed 2002-02-19
CIK 748212

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
 EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

              For the transition period from  ______________ to _______________

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

Yes       X        No
    -------------     __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                       18,615,464
                                         ---------------------------------------
                                         Outstanding at February 4, 2002

                              OVERHILL CORPORATION
                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------
Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
   December 31, 2001 and September 30, 2001                                    2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  December 31, 2001 and 2000                                                   4

Consolidated Condensed Statements of
  Cash Flows for the Three Months Ended
  December 31, 2001 and 2000                                                   5

Notes to Consolidated Condensed Financial Statements                           7

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                               11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            14


PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature Page                                                                17

                     OVERHILL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS



                                     Assets
                                                      December 31, September 30,
                                                      ------------ -------------
                                                           2001        2001
                                                      ------------ -------------
                                                       (Unaudited)
Current assets:
   Cash                                               $  1,971,147  $    686,382
   Receivables, net of allowance for doubtful accounts
    of $626,200
      Trade accounts                                     2,344,744     3,399,591
      Current portion of sales contracts                 4,737,987     5,029,362
      Related parties                                    2,077,022     1,927,768
      Notes                                              3,761,378     4,191,128
   Inventories                                          16,725,235    16,374,797
   Net current assets of discontinued operations        18,373,935    17,271,667
   Prepaid expenses and other                            2,094,030     2,044,969
                                                      ------------  ------------
        Total current assets                            52,085,478    50,925,664
                                                      ------------  ------------

Property and equipment:
   Land                                                    432,000       432,000
   Buildings and improvements                            2,727,352     2,722,595
   Machinery, equipment and other                        3,276,558     3,053,909
                                                      ------------  ------------

                                                         6,435,910     6,208,504
   Less-Accumulated depreciation                        (2,503,454)   (2,348,410)
                                                      ------------  ------------
                                                         3,932,456     3,860,094
                                                      ------------  ------------

Other assets:
   Noncurrent receivables, net of allowance for
      doubtful accounts of $1,033,671
        Sales contracts                                  2,552,334     2,627,468
        Related parties                                    375,928       375,928
   Excess of cost over fair value of net assets
       of businesses acquired                            3,612,580     3,612,580
   Restricted cash                                         520,363       522,709
   Assets held for sale                                  1,926,264     1,926,264
   Other                                                 1,749,099     1,192,074
                                                      ------------  ------------
                                                        10,736,568    10,257,023
                                                      ------------  ------------

                                                      $ 66,754,502  $ 65,042,781
                                                      ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      Liabilities and Stockholders' Equity


                                                                     December 31,    September 30,
                                                                     -----------     ------------
                                                                        2001              2001
                                                                     -----------     ------------
                                                                      (Unaudited)
Current liabilities:
   Notes payable                                                     $ 13,708,553    $ 13,313,743
   Note payable and accrued interest to related party                  22,738,466               -
   Accounts payable                                                     1,740,748       2,085,200
   Accrued expenses and other                                           1,344,908       1,066,932
                                                                     ------------    ------------
        Total current liabilities                                      39,532,675      16,465,875

Notes payable and accrued interest to related party                             -      22,337,631
Net long-term liabilities related to discontinued operations           18,785,317      17,668,829
Reserve for credit guarantees                                             520,363         522,709
                                                                     ------------    ------------
        Total liabilities                                              58,838,355      56,995,044
                                                                     ------------    ------------

Stockholders' equity:
   Common stock, $.01 par value, authorized
      100,000,000 shares, issued and outstanding
      18,615,464 shares                                                   186,155         186,155
   Paid-in capital                                                     28,156,204      28,156,204
   Notes receivable from officers and directors                          (497,250)       (497,250)
   Accumulated deficit                                                (19,928,962)    (19,797,372)
                                                                     ------------    ------------
      Total stockholders' equity                                        7,916,147       8,047,737
                                                                     ------------    ------------
                                                                     $ 66,754,502    $ 65,042,781
                                                                     ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                For the Three Months Ended
                                                                       December 31,
                                                                --------------------------
                                                                    2001           2000
                                                                -----------    -----------
Net revenues                                                    $ 8,777,235    $ 8,250,086

Cost of sales                                                     6,652,059      6,295,883
                                                                -----------    -----------

Gross profit                                                      2,125,176      1,954,203

Selling, general and administrative expenses                      1,765,392      2,077,339
                                                                -----------    -----------

Operating income (loss)                                             359,784       (123,136)
                                                                -----------    -----------

Other income (expenses):
   Interest expense                                                (544,564)      (626,490)
   Interest income and other                                        (64,286)       428,044
                                                                -----------    -----------

     Total other income (expenses)                                 (608,850)      (198,446)
                                                                -----------    -----------

Loss before income taxes and discontinued operations               (249,066)      (321,582)

Income tax  benefit                                                 119,629        217,689
                                                                -----------    -----------

Loss before discontinued operations                                (129,437)      (103,893)

Discontinued operations, net of income taxes                         (2,153)       267,846
                                                                -----------    -----------

Net income (loss)                                               $  (131,590)   $   163,953
                                                                ===========    ===========

Net income (loss) per share - basic and diluted:
     Before discontinued operations                             $      (.01)   $      (.01)
     Discontinued operations                                             --            .02
                                                                -----------    -----------

     Net income (loss) per share                                $      (.01)   $       .01
                                                                ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                           December 31,
                                                                   ----------------------------
                                                                       2001           2000
                                                                   ------------   -------------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                               $  (131,590)   $   163,953
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                   120,912        228,137
       Provision for doubtful accounts                                   5,577         96,976
       Interest accrual on notes to related party                      400,835        400,835
       (Income) loss on investment in limited
         liability company                                             248,778        (11,076)
       (Income) loss from discontinued operations                     (145,761)      (267,846)
   Changes in:
       Accounts and sales contracts receivable                       1,415,779        300,297
       Inventories                                                    (350,438)    (1,684,061)
       Prepaid expenses and other                                      100,939      1,104,719
       Accounts payable                                               (334,471)       926,398
       Accrued expenses and other                                     (279,049)    (1,393,258)
                                                                   -----------    -----------

           Net cash provided by (used in)
              operating activities                                   1,051,511       (134,926)
                                                                   -----------    -----------

Cash flows provided by (used in)
   investing activities:
     Notes and other receivables                                       429,750       (451,674)
     Receivables from related parties                                 (398,032)       (28,457)
     Capital expenditures, net                                        (193,274)      (279,299)
                                                                   -----------    -----------

           Net cash provided by (used in)
              investing activities                                 $  (161,556)   $  (759,430)
                                                                   -----------    -----------

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                          2001          2000
                                                                     ------------   -------------
Cash flows provided by (used in) financing activities:
     Net borrowings (principal payments) on line
        of credit arrangements                                       $    394,810   $  842,370
     Borrowings on other notes payable and long-term debt                       -      185,205
     Principal payments on  long-term debt                                      -     (344,150)
     Exercise of common stock options                                           -        7,500
     Repurchase of stock purchase warrants                                      -      (45,938)
                                                                     ------------   ----------

           Net cash provided by (used in)
              financing activities                                        394,810      644,987
                                                                     ------------   ----------

Net increase (decrease) in cash                                         1,284,765     (249,369)
Cash - beginning of period                                                686,382      963,387
                                                                     ------------   ----------

Cash - end of period                                                 $  1,971,147   $  714,018
                                                                     ============   ==========


Supplemental schedule of cash flow information:
   Cash paid during the period for :
     Interest                                                        $    129,650   $  186,173
     Income taxes                                                    $     58,000   $   50,000

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                December 31, 2001

1. NATURE OF BUSINESS

   Overhill Corporation, formerly Polyphase Corporation, (the "Company") is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and TTI's majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"). Through these entities, the Company distributes, leases and provides financing for construction and timber equipment and is also engaged in certain timber and sawmill operations.

   The Company's Board of Directors, in August 2001, approved a plan to spin off all of its shares of Overhill Farms, Inc. ("Overhill Farms") to the holders of the Company's common stock. Overhill Farms, a producer of high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, previously comprised the Company's food segment. Overhill Farms has been accounted for as discontinued operations in the accompanying financial statements.

2. BASIS OF PRESENTATION

   The consolidated financial statements include the continuing operations and related accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

   The financial statements included herein have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods when read in conjunction with the financial statements and the notes thereto included in the Company's latest financial statements filed as part of its Form 10-K for the year ended September 30, 2001.

   The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

3. INVENTORIES

   Inventories are summarized as follows:                        December 31,       September 30,
                                                                     2001               2001
                                                              ----------------    ---------------
           Timber and construction equipment                  $     14,101,433    $    14,469,372
           Finished wood products                                    1,359,828          1,050,468
           Unharvested and harvested but unprocessed timber          1,263,974            854,957
                                                              ----------------    ---------------

                   Total                                      $     16,725,235    $    16,374,797
                                                              ================    ===============

4. TAXES

   For the quarter ended December 31, 2001, the Company recorded a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. This benefit amounted to approximately $120,000 for the current quarter and the results of operations of Overhill Farms included in the accompanying financial statements are presented net of income tax expense of the same amount. The Company continues to maintain a valuation allowance against all net deferred tax assets that relate to its continuing operations due to uncertainty with respect to the future recoverability of all such amounts.

5. DISCONTINUED OPERATIONS

   In August 2001, the Company's Board of Directors approved a plan to spin off all of the Company's shares of Overhill Farms to the holders of the Company's common stock. The transaction to effect the spin-off will result in the issuance, expected to be a tax free dividend to the Company's stockholders, of one share of Overhill Farms common stock for every two shares of the Company's common stock owned on the record date as established by the Board. The Company is currently in the process of completing the various steps necessary to effect the spin-off transaction. These steps include, among other things, obtaining final lender approvals, making necessary changes to Overhill Farms' capital structure to effect the distribution of the dividend, the updating and refiling of information with the Securities and Exchange Commission and finalizing a possible decision by management to eliminate all, or a part, of the intercompany receivable and payable accounts between the Company and Overhill Farms prior to the spin-off, which may include eliminating the contractualization previously anticipated for all or a part of such amounts.

     The operating results of Overhill Farms have been classified as discontinued operations in the accompanying financial statements for the periods ended December 31, 2001 and 2000 and are summarized as follows:

                                                                                    For the Three Months Ended
                                                                                            December 31,
                                                                                    --------------------------
                                                                                        2001          2000
                                                                                    ------------  ------------
           Net revenues                                                             $ 33,357,719  $ 38,478,489

           Gross profit                                                                5,184,865     6,646,054

           Operating income                                                            1,642,431     2,151,114

           Income before income taxes                                                    298,036       542,351

           Net income                                                               $    178,407  $    324,662


6.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:

                                                                                    For the Three Months Ended
                                                                                    --------------------------
                                                                                            December 31,
                                                                                    ------------  ------------
                                                                                        2001          2000
                                                                                    ------------  ------------


     Numerator:
       Income (loss) before discontinued operations                                 $   (129,437) $   (103,893)
       Discontinued operations                                                            (2,153)      267,846
                                                                                    ------------  ------------

       Net income (loss) attributable to common stockholders                        $   (131,590) $    163,953
                                                                                    ============  ============
     Denominator:
       Denominator for basic earnings
         per share - weighted average shares                                          18,615,464    17,823,387
                                                                                    ------------  ------------
       Effect of dilutive securities:
         Stock options                                                                         -        50,290
         Warrants                                                                              -             -
                                                                                    ------------  ------------
           Dilutive potential common shares                                                    -        50,290
                                                                                    ------------  ------------

     Denominator for diluted earnings per share                                       18,615,464    17,873,677
                                                                                    ============  ============
     Net income (loss) per share - basic and diluted:

         Before discontinued operations                                             $       (.01) $       (.01)
         Discontinued operations                                                               -           .02
                                                                                    ------------  ------------

           Net income per share                                                     $       (.01) $        .01
                                                                                    ============  ============

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


8.   INVESTMENT IN LIMITED LIABILITY COMPANY

     TTI has a 49.9% ownership in a construction related limited liability company (the "LLC"), which is accounted for under the equity method. TTI does not exercise control over this minority investment. TTI's initial capital investment in the LLC was nominal and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack's cost of acquiring the related equipment. During the quarter ended December 31, 2001, the net related party receivables from the LLC increased approximately $429,000 from September 30, 2001. Additionally, upon obtaining updated financial information from the LLC, the Company recorded a loss of approximately $249,000 relating to TTI's investment in the LLC during the quarter ended December 31, 2001.


9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill no longer be amortized, but instead will be tested at least annually for impairment by reporting unit. The Company has elected to early adopt SFAS 142 as of October 1, 2001. The Company is currently reviewing the relevant provisions of SFAS 142 and has not yet determined whether the adoption will have an immediate effect on the carrying value of goodwill. However, amortization of goodwill, which amounted to approximately $71,000 for the three months ended December 31, 2000, before any related tax effects, was eliminated upon the adoption of SFAS 142.

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

Results of Operations

Net Revenues - For the three months ended December 31, 2001, revenues increased $527,000 (6.4%) to $8,777,000 from $8,250,000 during the three months ended
December 31, 2000. This increase in revenues during the first quarter is due to increased sales of $709,000 in the Company's equipment segment, while revenues from the timber segment decreased by $182,000.

Gross Profits - For the quarter ended December 31, 2001, gross profits increased $171,000 to $2,125,000 in the current year from $1,954,000 in the prior year, due primarily to the increase in volume, as gross margin rates remained generally unchanged between years.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the three months ended December 31, 2001 decreased $312,000 to $1,765,000 from $2,077,000 during the three months ended December 31, 2000, due to reductions in personnel costs in both the equipment and timber segments of TTI, together with the adoption by TTI of SFAS 142 effective October 1, 2001, thereby eliminating the amortization of goodwill which amounted to approximately $71,000 during the three months ended December 31, 2000.

Other Expenses - For the three months ended December 31, 2001, net other expenses increased $411,000 to $609,000 in the current year from $198,000 for the three months ended December 31, 2000. This decrease is largely attributable to recorded losses related to Timberjack's 49.9% investment in a construction company accounted for on the equity method. See "Management's Discussion and Analysis--Related and Certain Other Parties."

Income Taxes - The Company records a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. Accordingly, the results of operations of Overhill Farms are presented within the consolidated financial statements net of income tax expense of $120,000 for the three months ended December 31, 2001 and $218,000 for the same period in 2000.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased $1,285,000 to $1,971,000 at December 31, 2001 as compared to $686,000 at September 30, 2001.

During the three months ended December 31, 2001, the Company's operating activities resulted in a source of cash of approximately $1,052,000, compared to a use of cash of $135,000 during the comparable period in the previous year. The source of cash during the current year is related primarily to decreases in trade accounts and sales contracts receivable, offset somewhat by increases in inventories and by reductions in accounts payable and accrued expenses.

During the three months ended December 31, 2001, the Company's investing activities resulted in a use of cash of approximately $162,000, compared to a use of cash of $759,000 during the comparable period in the previous year. The Company's use of cash during the current year resulted primarily from capital expenditures by TTI, with decreases in notes and other receivables being somewhat offset by increases in related party receivables.

During the three months ended December 31, 2001, the Company's financing activities resulted in cash provided of approximately $395,000, compared to cash provided of approximately $645,000 during the comparable period in the previous year. The cash provided resulted from additional borrowings under Timberjack's lines of credit.

The Company's note payable to Mr. Harold Estes has a current balance at December 31, 2001 of approximately $21.2 million, including accrued interest, and is collateralized by the stock and certain assets of Texas Timberjack and matures in October 2002. Since the note's inception in 1994, Mr. Estes and the Company have agreed to a number of extensions of the maturity date and related terms of this note. The Company intends to seek further extension of the maturity date from Mr. Estes prior to its maturity. There can be no assurance, however, that the maturity date of the note can be successfully extended on favorable terms, or at all.

SFP's Quantum Fuel & Refining, Inc. subsidiary ("Quantum") has a note payable to Mr. Estes. As of December 31, 2001, the note had a total unpaid balance, including accrued interest, of approximately $1.5 million, bearing interest at 12%, with maturity in October 2002 and collateralized by the assets of Quantum. Mr. Estes has agreed to previous extensions of the maturity date with Quantum, including one extension since Quantum's acquisition by SFP. Timberjack intends to seek further extension of the maturity date from Mr. Estes prior to its maturity. There can be no assurance, however, that the maturity date of the note can be successfully extended on favorable terms, or at all.

Texas Timberjack and SFP's notes payable to Bank of America, N.A. have a current balance at December 31, 2001 of approximately $8.3 million and mature in March 2002. In each of the past several years, Texas Timberjack and SFP have successfully renewed these notes with Bank of America, N.A. Timberjack intends to renew these lines of credit prior to their maturity in March 2002. There can be no assurance, however, that these lines of credit can be successfully renewed on favorable terms, or at all.

Texas Timberjack guarantees on behalf of various customers certain lines of credit and secured borrowings with banks and financial institutions, primarily related to customer purchases of its equipment products. The portion of the credit lines or secured borrowings guaranteed ranges from zero to 100% on a customer-by-customer basis. Funds held in escrow by the lenders, amounting to approximately $520,000 at December 31, 2001, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company's reserve for credit guarantees. Historically, amounts held in escrow by lenders have been sufficient to cover any losses incurred by Texas Timberjack as a result of these guarantees. However, losses on guarantees significantly in excess of amounts held in escrow by the lenders could have a material impact on the Company's liquidity position and results of operations.

Texas Timberjack has a 49.9% investment in a construction related business which operates as a limited liability company. As of December 31, 2001, Timberjack has guaranteed approximately $400,000 of indebtedness of this company. See "Management's Discussion and Analysis--Related and Certain Other Parties."

The Company has various other commitments incurred through the ordinary course of its business, primarily noncancelable operating leases related to its facilities and equipment in Bon Weir, Texas and inventory purchase commitments from three companies which supply the majority of its new units and parts. There has been no significant change in the type or amount of these commitments since September 30, 2001.

The Company believes that funds available to it from operations and existing capital resources will be adequate for its capital requirements, including any cash requirements resulting from the various commitments and contingencies described above, for the next twelve months.

Related and Certain Other Parties

TTI has a 49.9% ownership in a construction related limited liability company (the "LLC"), which is accounted for under the equity method. TTI does not exercise control over this minority investment. TTI's initial capital investment in the LLC was nominal and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack's cost of acquiring the related equipment. During the quarter ended December 31, 2001, the net related party receivables from the LLC increased approximately $429,000 from September 30, 2001. Additionally, upon obtaining updated financial information from the LLC, the Company recorded a loss of approximately $249,000 relating to TTI's investment in the LLC during the quarter ended December 31, 2001.

See "Management's Discussion and Analysis--Liquidity and Capital Resources" for discussion of notes payable to Mr. Harold Estes, former owner and current President of Texas Timberjack and holder of approximately 4,000,000 shares of the Company's common stock.

In connection with the acquisition of TTI, the Company acquired a note receivable from an officer of TTI collateralized by marketable securities and a receivable from Mr. Estes for insurance premiums paid by TTI on his behalf. As of December 31, 2001, such receivables have remained substantially unchanged since September 30, 2001.

The former owner of Quantum is TTI's 25% minority partner in SFP. TTI's 25% minority partner in SFP is a guarantor of TTI's and SFP's note payable to, and SFP's revolving line of credit with, Bank of America, N.A. The father of TTI's 25% minority partner is a former officer of SFP. The Company's outstanding receivables from this former officer of SFP, or from companies owned or controlled by him, have not substantially changed since September 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is affected by changes in prime lending rates as a result of its various line of credit arrangements. If these market rates were to increase by an average of 1% in fiscal 2002, the Company's interest expense for the next twelve months would increase by approximately $90,000, based on the outstanding line of credit balances at December 31, 2001.

The Company's Texas Timberjack subsidiary periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes generally have fixed interest rates ranging from 10% to 18%, are generally due within one year and, in a majority of cases, are collateralized by a variety of marketable assets, primarily timber and land. The value of these notes is subject to market risk due to changing interest rates and the condition of the related collateral.

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

   The plaintiffs have appealed these decisions to the United States Court of Appeals for the Ninth Circuit. Appellate briefs have been filed by both sides, and oral argument in the Court of Appeals took place on February 13, 2002.

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

   The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based, in part, on the advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits

       None

   (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OVERHILL CORPORATION
                                             (Registrant)

Date:   February 18, 2002                    By: /s/ James Rudis
                                                --------------------------
                                             James Rudis
                                             Chairman, President and
                                             Chief Executive Officer

Date:   February 18, 2002                    By: /s/ William E. Shatley
                                                --------------------------
                                             William E. Shatley
                                             Senior Vice President and
                                             Chief Financial Officer