Form 10-Q
period 2002-03-31
OVERHILL CORP
filed 2002-05-15
CIK 748212

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          ---------------  -----------------

                         Commission file number: 1-9083

                              OVERHILL CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                      23-2708876
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
Yes   X   No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               18,615,464
                                                --------------------------------
                                                Outstanding at May 6, 2002

                              OVERHILL CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
  March 31, 2002 and September 30, 2001                                       2

Consolidated Condensed Statements of
  Operations for the Three Months Ended
  March 31, 2002 and 2001                                                     4

Consolidated Condensed Statements of
  Operations for the Six Months Ended
  March 31, 2002 and 2001                                                     5

Consolidated Condensed Statements of
  Cash Flows for the Six Months Ended
  March 31, 2002 and 2001                                                     6

Notes to Consolidated Condensed Financial Statements                          8

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                              16

Item 3. Quantitative and Qualitative Disclosures about Market Risk           20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    22

Signature Page                                                               23

                      OVERHILL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                    Assets
                                    ------
                                                                           March 31,     September 30,
                                                                         ------------    ------------
                                                                             2002            2001
                                                                         ------------    ------------
                                                                          (Unaudited)
Current assets:
   Cash                                                                  $  1,769,000    $    686,382
   Receivables, net of allowance for doubtful accounts
    of $626,200
      Trade accounts                                                        2,270,120       3,399,591
      Current portion of sales contracts                                    4,780,298       5,029,362
      Related parties                                                       2,161,580       1,927,768
      Notes                                                                 3,933,524       4,191,128
   Inventories                                                             16,240,044      16,374,797
   Net current assets of discontinued operations                            7,039,866      17,271,667
   Prepaid expenses and other                                               2,315,291       2,044,969
                                                                         ------------    ------------
        Total current assets                                               40,509,723      50,925,664
                                                                         ------------    ------------
Property and equipment:
   Land                                                                       432,000         432,000
   Buildings and improvements                                               2,919,759       2,722,595
   Machinery, equipment and other                                           3,303,590       3,053,909
                                                                         ------------    ------------
                                                                            6,655,349       6,208,504
   Less-Accumulated depreciation                                           (2,642,855)     (2,348,410)
                                                                         ------------    ------------
                                                                            4,012,494       3,860,094
                                                                         ------------    ------------
Other assets:
   Noncurrent receivables, net of allowance for
      doubtful accounts of $1,033,671
        Sales contracts                                                     2,511,135       2,627,468
        Related parties                                                       382,444         375,928
   Excess of cost over fair value of net assets
       of businesses acquired                                               3,612,580       3,612,580
   Restricted cash                                                            537,855         522,709
   Assets held for sale                                                     1,926,264       1,926,264
   Other                                                                    1,139,723       1,192,074
                                                                         ------------    ------------
                                                                           10,110,001      10,257,023
                                                                         ------------    ------------
                                                                         $ 54,632,218    $ 65,042,781
                                                                         ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                     OVERHILL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                                         March 31,     September 30,
                                                                       ------------    ------------
                                                                           2002            2001
                                                                       ------------    ------------
                                                                       (Unaudited)
Current liabilities:
   Notes payable                                                       $ 11,715,599    $ 13,313,743
   Note payable and accrued interest to related party                    23,131,239              --
   Accounts payable                                                       1,548,255       2,085,200
   Advance from related party                                               850,000              --
   Accrued expenses and other                                             1,245,953       1,066,932
                                                                       ------------    ------------
        Total current liabilities                                        38,491,046      16,465,875

Notes payable and accrued interest to related party                              --      22,337,631
Net long-term liabilities related to discontinued operations              7,871,075      17,668,829
Reserve for credit guarantees                                               537,855         522,709
                                                                       ------------    ------------
        Total liabilities                                                46,899,976      56,995,044
                                                                       ------------    ------------

Stockholders' equity:
   Common stock, $.01 par value, authorized
      100,000,000 shares, issued and outstanding
      18,615,464 shares                                                     186,155         186,155
   Paid-in capital                                                       28,156,204      28,156,204
   Notes receivable from officers and directors                            (497,250)       (497,250)
   Accumulated deficit                                                  (20,112,867)    (19,797,372)
                                                                       ------------    ------------
      Total stockholders' equity                                          7,732,242       8,047,737
                                                                       ------------    ------------
                                                                       $ 54,632,218    $ 65,042,781
                                                                       ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months Ended
                                                                March  31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
Net revenues                                           $ 10,574,659    $  8,679,922

Cost of sales                                             8,443,408       6,529,188
                                                       ------------    ------------
Gross profit                                              2,131,251       2,150,734

Selling, general and administrative expenses              1,868,864       2,288,498
                                                       ------------    ------------
Operating income (loss)                                     262,387        (137,764)
                                                       ------------    ------------
Other income (expenses):
   Interest expense                                        (551,628)       (566,155)
   Interest income and other                                (75,000)        157,594
                                                       ------------    ------------

     Total other income (expenses)                         (626,628)       (408,561)
                                                       ------------    ------------

Loss before income taxes and discontinued operations       (364,241)       (546,325)

Income tax  benefit                                         147,460         406,195
                                                       ------------    ------------

Loss before discontinued operations                        (216,781)       (140,130)

Discontinued operations, net of income taxes                 32,876         492,344
                                                       ------------    ------------

Net income (loss)                                      $   (183,905)   $    352,214
                                                       ============    ============

Net income (loss) per share - basic and diluted:
     Before discontinued operations                    $       (.01)   $       (.01)
     Discontinued operations                                     --             .03
                                                       ------------    ------------

     Net income (loss) per share                       $       (.01)   $        .02
                                                       ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Six Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2002             2001
                                                       ------------    ------------
Net revenues                                           $ 19,351,894    $ 16,930,008

Cost of sales                                            15,095,467      12,825,071
                                                       ------------    ------------

Gross profit                                              4,256,427       4,104,937

Selling, general and administrative expenses              3,634,256       4,365,837
                                                       ------------    ------------

Operating income (loss)                                     622,171        (260,900)
                                                       ------------    ------------
Other income (expenses):
   Interest expense                                      (1,096,192)     (1,192,645)
   Interest income and other                               (139,286)        585,638
                                                       ------------    ------------

     Total other income (expenses)                       (1,235,478)       (607,007)
                                                       ------------    ------------

Loss before income taxes and discontinued operations       (613,307)       (867,907)

Income tax benefit                                          267,089         623,884
                                                       ------------    ------------

Loss before discontinued operations                        (346,218)       (244,023)

Discontinued operations, net of income taxes                 30,723         760,190
                                                       ------------    ------------

Net income (loss)                                      $   (315,495)   $    516,167
                                                       ============    ============
Net income (loss) per share - basic and diluted:


     Before discontinued operations                    $       (.02)   $       (.01)
     Discontinued operations                                     --             .04
                                                       ------------    ------------

       Net income (loss) per share                     $       (.02)   $        .03
                                                       ============    ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Six Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                        2002            2001
                                                                     -----------    -----------
Cash flows provided by (used in) operating activities:
   Net income (loss)                                                 $  (315,495)   $   516,167
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                     270,404        456,772
       Provision for doubtful accounts                                    86,477        147,451
       Interest accrual on notes to related party                        793,608        793,608
       Loss on investment in limited
         liability company                                               462,817         40,814
       (Income) from discontinued operations                            (325,449)      (760,190)
   Changes in:
       Accounts and sales contracts receivable                         1,408,391        405,650
       Inventories                                                       134,753     (1,206,822)
       Prepaid expenses and other                                         19,212        970,742
       Accounts payable                                                 (536,945)     3,510,281
       Accrued expenses and other                                        238,517     (1,708,694)
                                                                     -----------    -----------

           Net cash provided by operating activities                   2,236,290      3,165,779
                                                                     -----------    -----------

Cash flows provided by (used in) investing activities:
     Notes and other receivables                                         257,604       (810,882)
     Receivables from related parties                                   (240,328)       (28,016)
     Capital expenditures, net                                          (422,804)      (350,141)
                                                                     -----------    -----------

           Net cash (used in) investing activities                   $  (405,528)   $(1,189,039)
                                                                     -----------    -----------









                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                             For the Six Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                2002           2001
                                                            ------------   -----------
Cash flows provided by (used in) financing activities:
     Net borrowings (principal payments) on line
        of credit arrangements                              $(1,598,144)   $(1,383,219)
     Borrowings on other notes payable and long-term debt            --        185,205
     Principal payments on long-term debt                            --       (582,246)
     Advance from related party                                 850,000             --
     Exercise of common stock options                                --          7,500
     Repurchase of stock purchase warrants                           --        (45,938)
                                                            -----------    -----------

           Net cash (used in) financing activities             (748,144)    (1,818,698)
                                                            -----------    -----------

Net increase in cash                                          1,082,618        158,042
Cash - beginning of period                                      686,382        963,387
                                                            -----------    -----------

Cash - end of period                                        $ 1,769,000    $ 1,121,429
                                                            ===========    ===========

Supplemental schedule of cash flow information:
   Cash paid during the period for:
     Interest                                               $   267,445    $   374,983
     Income taxes                                           $    58,000    $    50,000


                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 March 31, 2002



1.   NATURE OF BUSINESS

     Overhill Corporation, formerly Polyphase Corporation, (the "Company") is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company's wholly-owned subsidiary Texas Timberjack, Inc. ("Timberjack" or "TTI") and TTI's majority-owned subsidiaries Southern Forest Products LLC ("SFP") and Wood Forest Products LLC ("WFP"). Through these entities, the Company distributes, leases and provides financing for logging and construction equipment and is also engaged in certain timber and sawmill operations.

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

3.   INVENTORIES

     Inventories are summarized as follows:            March 31,   September 30,
                                                         2002          2001
                                                      -----------  -----------
     Logging and construction equipment               $12,760,459  $14,469,372
     Finished wood products                             1,281,070    1,050,468
     Unharvested and harvested but unprocessed timber   2,198,515      854,957
                                                      -----------  -----------
       Total                                          $16,240,044  $16,374,797
                                                      ===========  ===========


4.   TAXES

     For the period ended March 31, 2002, the Company recorded a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. This benefit amounted to approximately $267,000 for the six months ended March 31, 2002, and the results of operations of Overhill Farms included in the accompanying financial statements are presented net of income tax expense of the same amount. The Company continues to maintain a valuation allowance against all net deferred tax assets that relate to its continuing operations due to uncertainty with respect to the future recoverability of all such amounts.

5.   DISCONTINUED OPERATIONS

     In August 2001, the Company's Board of Directors approved a plan to spin off all of the Company's shares of Overhill Farms to the holders of the Company's common stock. The transaction to effect the spin-off will result in the issuance, expected to be a tax free dividend to the Company's stockholders, of one share of Overhill Farms common stock for every two shares of the Company's common stock owned on the record date as established by the Board. The Company is currently in the process of completing the various steps necessary to effect the spin-off transaction, which is now expected to occur during the Company's third fiscal quarter. These steps include, among other things, obtaining final lender approvals, making necessary changes to Overhill Farms' capital structure to effect the distribution of the dividend, the updating and refiling of information with the Securities and Exchange Commission.

     In connection with the spin-off, Overhill Farms expects to receive the necessary consents, waivers and amendments, as appropriate, relating to its financing arrangements with Union Bank of California, N.A. ("Union Bank") and Levine Leichtman Capital Partners II, L.P. ("LLCP"). These consents, waivers and amendments are necessary to comply with certain provisions of the agreements with each of Union Bank and LLCP that are affected by the spin-off. Additionally, it is also expected that Overhill Farms will amend and restate its securities purchase agreement and related documents with LLCP.

     The line of credit with Union Bank expires in November 2002, and the outstanding balance of approximately $11.4 million at March 31, 2002 has accordingly been reclassified from a long term obligation (net long-term liabilities related to discontinued operations) at September 30, 2001 to a current liability (a reduction of net current assets of discontinued operations) in the

     Company's balance sheet as of March 31, 2002. In connection with the spin-off and Overhill Farms entering into a lease on a new facility in Vernon, California, the line of credit is expected to be amended to provide for borrowings limited to the lesser of $20 million, from $16 million, or an amount determined by a defined borrowing base consisting of eligible receivables and inventories. In addition, interest rates on amounts advanced under the credit line are to be increased by .25% to prime plus .50% or to LIBOR plus 3%. Overhill Corporation is to be released from its guarantee of the credit facility and Union Bank is to release the Overhill Farms common stock that it holds as collateral. Union Bank charged Overhill Farms $120,000 for these amendments.

     Overhill Farms also has reached agreement with LLCP with respect to certain amendments of its arrangements with LLCP which, among other things, provides consent by LLCP to the lease of the Vernon, California facility. As consideration for this consent and for the additional investment monitoring costs and expenses to be incurred by LLCP, Overhill Farms issued to LLCP 23.57 shares of Series A Convertible Preferred Stock. The designation for the new preferred stock provide the holder with, among other things, a liquidation preference totaling approximately $750,000, voting rights along with holders of common stock, conversion rights and dilution protection. The agreement with LLCP also provides that, after the issuance of the Series A Convertible Preferred Stock and following the spin-off, LLCP shall be entitled to anti-dilution protection so that its warrants and shares of preferred stock will be exercisable for or convertible into an aggregate of not less than 19.5% of Overhill Farms outstanding shares of common stock.

     The operating results of Overhill Farms have been classified as discontinued operations in the accompanying financial statements for the six months ended March 31, 2002 and 2001 and are summarized as follows:

                                        For the Six Months Ended
                                                March 31,
                                       --------------------------
                                           2002          2001
                                       ------------  ------------
          Net revenues                 $67,460,774   $78,915,981

          Gross profit                  10,370,351    13,886,014

          Operating income               3,365,443     4,695,382

          Income before income taxes       665,443     1,554,349

          Net income                   $   398,344   $   930,465



6.   ADVANCE FROM RELATED PARTY

     During March 2002, Mr. Harold Estes made a cash advance in the amount of $850,000 to SFP for the purchase of timber. While the terms of this arrangement with SFP are not formally documented, SFP is repaying such advance in weekly installments of approximately $55,000 which includes interest at prime (approximately 4.75% at March 31, 2002).

7. EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share:

                                                           For the Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------
Numerator:
  Income (loss) before discontinued operations            $   (216,781)   $   (140,130)
  Discontinued operations                                       32,876         492,344
                                                          ------------    ------------
  Net income (loss) attributable to common stockholders   $   (183,905)   $    352,214
                                                          ============    ============
Denominator:
  Denominator for basic earnings
    per share - weighted average shares                     18,615,464      17,827,464
                                                          ------------    ------------
  Effect of dilutive securities:
    Stock options                                                 --           109,120
    Warrants                                                      --              --
                                                          ------------    ------------
      Dilutive potential common shares                            --           109,120
                                                          ------------    ------------

Denominator for diluted earnings per share                  18,615,464      17,936,584
                                                          ============    ============
Net income (loss) per share - basic and diluted:
    Before discontinued operations                        $       (.01)   $       (.01)
    Discontinued operations                                       --               .03
                                                          ------------    ------------
      Net income per share                                $       (.01)   $        .02
                                                          ============    ============

                                                            For the Six Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------
Numerator:
  Income (loss) before discontinued operations            $   (346,218)   $   (244,023)
  Discontinued operations                                       30,723         760,190
                                                          ------------    ------------
  Net income (loss) attributable to common stockholders   $   (315,495)   $    516,167
                                                          ============    ============
Denominator:
  Denominator for basic earnings
    per share - weighted average shares                     18,615,464      17,825,404
                                                          ------------    ------------
  Effect of dilutive securities:
    Stock options                                                 --            75,417
    Warrants                                                      --              --
                                                          ------------    ------------
      Dilutive potential common shares                            --            75,417
                                                          ------------    ------------
Denominator for diluted earnings per share                  18,615,464      17,900,821
                                                          ============    ============
Net income (loss) per share - basic and diluted:
    Before discontinued operations                        $       (.02)   $       (.01)
    Discontinued operations                                       --               .04
                                                          ------------    ------------
      Net income per share                                $       (.02)   $        .03
                                                          ============    ============

8.   STOCKHOLDERS' EQUITY

     Stock Options-

     During the three months ended December 31, 2000, options to purchase 15,000 shares at an exercise price of $.50 per share were exercised.

     Warrants-

     During the three months ended December 31, 2000, the Company repurchased warrants covering 210,000 shares exercisable at $1.125 per share for total consideration of approximately $46,000.

9.   INVESTMENT IN LIMITED LIABILITY COMPANY

     TTI has a 49.9% ownership in a construction related limited liability company (the "LLC"), which is accounted for under the equity method. TTI's initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack's cost of acquiring the related equipment. During the six months ended March 31, 2002, the net related party receivable from the LLC increased approximately $280,000 since September 30, 2001. Additionally, the Company recorded a loss of approximately $463,000 relating to TTI's investment in the LLC during the six months ended March 31, 2002.

10.  SEGMENT INFORMATION

     The Company currently operates in two reportable business segments (1) the equipment segment, which distributes, leases and provides financing for logging and construction equipment and (2) the timber segment, which includes sawmill operations and the treatment and sale of timber products. The Company's food segment, which previously had been included as a separate segment, is classified as a discontinued operation based upon management's plan to spin off its Overhill Farms, Inc. subsidiary to shareholders. Separate financial data for each of the Company's operating segments, excluding discontinued operations, is provided below (in thousands):

                          For the Three Months     For the Six Months
                             Ended March 31,         Ended March 31,
                          --------------------    --------------------
                            2002        2001        2002        2001
                          --------    --------    --------    --------
Net revenues

   Equipment                $  7,451    $  6,548    $ 14,077    $ 12,467

   Timber                      3,124       2,132       5,275       4,463
                            --------    --------    --------    --------
      Consolidated            10,575       8,680      19,352      16,930

Gross profit

   Equipment                $  1,622    $  1,680    $  3,279    $  3,311

   Timber                        509         471         977         794
                            --------    --------    --------    --------
      Consolidated             2,131       2,151       4,256       4,105


Operating profit (loss)

   Equipment                $    261    $     --    $    610    $    113

   Timber                        212          77         391           1

   Corporate expenses           (211)       (215)       (379)       (389)
                            --------    --------    --------    --------
      Consolidated               262        (138)        622        (261)

11.  SUBSEQUENT EVENTS

At March 31, 2002, the Company's notes payable included approximately $7.2 million due to Bank of America, N.A. ("Bank of America") by TTI and SFP under arrangements which had expired as of March 31, 2002. In early April, pursuant to borrowings under loan agreements reached with First Bank and Trust East Texas ("FB&T") and BancorpSouth Bank ("BancorpSouth"), TTI and SFP repaid all amounts due and owing to Bank of America.

The arrangement with FB&T provides TTI with a $5.0 million revolving line of credit expiring in April 2003, bearing interest at prime plus .5% and collateralized by certain assets of TTI. The loan agreement with FB&T provides, among other things, that TTI will maintain a debt to equity ratio not to exceed one to one at any time and provide the bank with specified financial data on a timely basis; and that TTI, without the prior written consent of FB&T, will not permit any material change in executive management or ownership of TTI, become liable for any indebtedness of Overhill Corporation or its affiliates or to pay any dividends or make other distributions of equity.

Amounts advanced by BancorpSouth were pursuant to (1) a 6% term note in the amount of $1.5 million, payable in monthly installments of approximately $67,000 (including interest) through April 2004; and (2) a $500,000 note maturing in June 2002, which bears interest at prime plus .5% and is collateralized by a portion of TTI's major unit inventory. Amounts advanced by BancorpSouth were guaranteed by Overhill Corporation. The loan agreement with BancorpSouth provides, among other things, that TTI will provide the lender with specified financial data on a timely basis, and that without prior approval by the bank, TTI will not pay dividends, loans or advances to its parent, Overhill Corporation, except for the payment of taxes.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). These rules supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as previously required by APB 30.) SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company has adopted SFAS 144 as of October 1, 2001. The adoption of SFAS 144 did not have a material effect on the Company's financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill no longer be amortized, but instead will be tested at least annually for impairment by reporting unit. The

Company has elected to early adopt SFAS 142 as of October 1, 2001. The Company believes that the adoption of SFAS 142 did not have an immediate effect on its financial statements. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income would have increased by approximately $142,000 ($.01 per share) and $71,000 ($0 per share) for the six months and three months ended March 31, 2001, respectively.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Revenues - Revenues for the three months ended March 31, 2002 increased $1,895,000 (21.8%) to $10,575,000 from $8,680,000 for the three months ended
March 31, 2001. This increase consists of increased revenues of $992,000 in the timber segment and $903,000 in the equipment segment.

Gross Profits - Gross profits for the three months ended March 31, 2002 remained substantially unchanged for the amounts for the three months ended March 31, 2002. For such periods, gross profits for the equipment segment decreased $58,000 while gross profits for the timber segment increased $38,000.

Selling,General and Administrative Expenses - Selling, general and administrative expenses for the three months ended March 31, 2002 decreased $419,000 to $1,869,000 from $2,288,000 during the three months ended March 31, 2001, due primarily to the continued decreases in personnel costs in both operating segments of Texas Timberjack.

Other Expenses - Other expenses for the three months ended March 31, 2002 increased $218,000 to $627,000 from $409,000 during the three months ended March 31, 2001, due largely to losses related to Timberjack's 49.9% investment in a construction company accounted for on the equity method. See "Management's Discussion and Analysis--Related and Certain Other Parties".

Income Taxes - The Company records a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. Accordingly, the results of operations of Overhill Farms are presented within the consolidated financial statements net of income tax expense of $147,000 for the three months ended March 31, 2002 and $406,000 for the same period in 2001.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Net Revenues - For the six months ended March 31, 2002, revenues increased $2,422,000 (14.3%) to $19,352,000 from $16,930,000 during the six months ended
March 31, 2001. This increase in revenues during the first six months is due to increased sales of $1,610,000 in the Company's equipment segment, while revenues from the timber segment increased by $812,000.

Gross Profits - For the six months ended March 31, 2002, gross profits increased $151,000 to $4,256,000 in the current year from $4,105,000 in the prior year, due primarily to the increase in volume in the timber segment. Gross margin rates in the equipment segment decreased slightly due to a change in sales mix to the lower margin sales of major units from the higher margin parts and service sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the six months ended March 31, 2002 decreased $732,000 to $3,634,000 from $4,366,000 during the six months ended March 31, 2001, due to reductions in personnel costs in both the equipment and timber segments of TTI, together with the adoption by TTI of SFAS 142 effective October 1, 2001, thereby eliminating the amortization of goodwill which amounted to approximately $142,000 during the six months ended March 31, 2001.

Other Expenses - For the six months ended March 31, 2002, net other expenses increased $628,000 to $1,235,000 in the current year from $607,000 for the six months ended March 31, 2001. This increase is largely attributable to recorded losses related to Timberjack's 49.9% investment in a construction company accounted for on the equity method. See "Management's Discussion and Analysis--Related and Certain Other Parties."

Income Taxes - The Company records a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. Accordingly, the results of operations of Overhill Farms are presented within the consolidated financial statements net of income tax expense of $267,000 for the six months ended March 31, 2002 and $624,000 for the same period in 2001.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased $1,083,000 to $1,769,000 at March 31, 2002 as compared to $686,000 at September 30, 2001.

During the six months ended March 31, 2002, the Company's operating activities resulted in cash provided of approximately $2,236,000, compared to cash provided of $3,166,000 during the comparable period in the previous year. The source of cash during the current year is related primarily to results of operations, together with decreases in trade accounts and sales contracts receivable, offset somewhat by reductions in trade accounts payable.

During the six months ended March 31, 2002, the Company's investing activities resulted in a use of cash of approximately $406,000, compared to a use of cash of $1,189,000 during the comparable period in the previous year. The Company's use of cash during the current year resulted primarily from capital expenditures by TTI, with decreases in notes and other receivables being offset by increases in related party receivables.

During the six months ended March 31, 2002, the Company's financing activities resulted in a use of cash of approximately $748,000, compared to cash used of approximately $1,819,000 during the comparable period in the previous year. The cash utilized resulted from principal payments on Timberjack's lines of credit, and is net of a cash advance made to SFP by Mr. Harold Estes.

The aforementioned advance by Mr. Estes, in the amount of $850,000, was made to SFP in March 2002 for the purchase of timber. While the terms of this arrangement are not formally documented, SFP is repaying such advance in weekly payments of approximately $55,000 which include interest at prime (approximately 4.75% at March 31, 2002).

The Company's note payable to Mr. Estes has a current balance at March 31, 2002 of approximately $21.6 million, including accrued interest, is collateralized by the stock and certain assets of Texas Timberjack and matures in October 2002. Since the note's inception in 1994, Mr. Estes and the Company have agreed to a number of extensions of the maturity date and related terms of this note. The Company intends to seek further extension of the maturity date from Mr. Estes prior to the note's maturity. There can be no assurance, however, that the maturity date of the note can be successfully extended on favorable terms, or at all.

SFP's Quantum Fuel & Refining, Inc. subsidiary ("Quantum") has a note payable to Mr. Estes. As of March 31, 2002, the note had a total unpaid balance, including accrued interest, of approximately $1.5 million, bearing interest at 12%, with maturity in October 2002 and collateralized by the assets of Quantum. Mr. Estes has agreed to previous extensions of the maturity date with Quantum, including one extension since Quantum's acquisition by SFP. Timberjack intends to seek further extension of the maturity date from Mr. Estes prior to the notes maturity. There can be no assurance, however, that the maturity date of the note can be successfully extended on favorable terms, or at all.

At March 31, 2002, Texas Timberjack and SFP had notes payable to Bank of America totaling approximately $7.2 million under arrangements which had expired as of that date. In early April 2002, pursuant to borrowings under new loan arrangements reached with FB&T and BancorpSouth, all amounts due and owing by TTI and SFP to Bank of America were repaid in full.

The arrangement with FB&T provides TTI with a $5.0 million revolving line of credit expiring in April 2003, bearing interest at prime plus .5% and collateralized by certain assets of TTI. Following repayment of the Bank of America notes, availability under this credit line amounted to approximately $300,000.

Amounts advanced by BancorpSouth were pursuant to (1) a 6% term note in the amount of $1.5 million, payable in monthly installments of approximately $67,000 (including interest) through April 2004; and (2) a $500,000 note, bearing interest at prime plus .5% and collateralized by a portion of TTI's major unit inventory, and which matures June 11, 2002. Amounts advanced by BancorpSouth were guaranteed by Overhill Corporation. TTI has a commitment from BancorpSouth to loan up to an additional $2.0 million, to be collateralized by real estate, the proceeds of which are expected to be used, in part, to repay the $500,000 note upon closing during June 2002.

Texas Timberjack guarantees on behalf of various customers certain lines of credit and secured borrowings with banks and financial institutions, primarily related to customer purchases of its equipment products. The portion of the credit lines or secured borrowings guaranteed ranges from zero to 100% on a customer-by-customer basis. Funds held in escrow by the lenders, amounting to approximately $538,000 at March 31, 2002, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company's reserve for credit guarantees. Historically, amounts held in escrow by lenders have been sufficient to cover any losses incurred by Texas Timberjack as a result of these guarantees. However, losses on guarantees significantly in excess of amounts held in escrow by the lenders could have a material impact on the Company's liquidity position and results of operations.

Texas Timberjack has a 49.9% investment in a construction related business which operates as a limited liability company. As of March 31, 2002, Timberjack has guaranteed approximately $432,000 of indebtedness of this company. See "Management's Discussion and Analysis--Related and Certain Other Parties."

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

The Company believes, providing that Mr. Estes grants the aforementioned note extensions on acceptable terms, that funds available to it from operations and existing capital resources will be adequate for its capital requirements, including any cash requirements resulting from the various commitments and contingencies described above, for the next twelve months.

Related and Certain Other Parties

TTI has a 49.9% ownership in a construction related limited liability company (the "LLC"), which is accounted for under the equity method. TTI does not exercise control over this minority investment. TTI's initial capital investment in the LLC was nominal and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack's cost of acquiring the related equipment. During the six months ended March 31, 2002, the net related party receivables from the LLC increased approximately $280,000 from September 30, 2001. Additionally, the Company recorded a loss of approximately $463,000 relating to TTI's investment in the LLC for the six months ended March 31, 2002.

See "Management's Discussion and Analysis--Liquidity and Capital Resources" for discussion of an advance from and notes payable to Mr. Harold Estes, former owner and current President of Texas Timberjack and holder of approximately 4,000,000 shares of the Company's common stock.

Inconnection with the acquisition of TTI, the Company acquired a note receivable from an officer of TTI collateralized by marketable securities and a receivable from Mr. Estes for insurance premiums paid by TTI on his behalf. As of March 31, 2002, such receivables have remained substantially unchanged since September 30, 2001.

The former owner of Quantum is TTI's 25% minority partner in SFP. TTI's 25% minority partner in SFP was a guarantor of TTI's and SFP's note payable to, and SFP's revolving line of credit with, Bank of America, N.A. The father of TTI's 25% minority partner is a former officer of SFP. The Company's outstanding receivables from this former officer of SFP, or from companies owned or controlled by him, have not substantially changed since September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is affected by changes in prime lending rates as a result of its various line of credit arrangements. If these market rates were to increase by an average of 1% in fiscal 2002, the Company's interest expense for the next twelve months would increase by approximately $80,000, based on the outstanding line of credit balances at March 31, 2002.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The lawsuits each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company's stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated several of the cases into a single action.

In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to file motions for summary judgment. Motions for summary judgment were thereafter filed, pointing out that there was no evidence to support the plaintiffs' claims. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the District Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. The plaintiffs then filed a motion for rehearing, which the District Court denied in March 2001.

The plaintiffs appealed those decisions to the United States Court of Appeals for the Ninth Circuit. Appellate briefs were filed by both sides, and oral argument in the Court of Appeals took place on February 13, 2002.

In September 2001, the plaintiffs requested the Ninth Circuit to enjoin the Company's proposed spin-off of Overhill Farms. The Court of Appeals denied the plaintiffs' request and directed them to address their request to the District Court. The plaintiffs thereafter filed an application with the District Court, which restrained the spin-off for a few days until a hearing could be conducted with respect to the proposed spin-off. Following an October 11, 2001 hearing at which counsel for all parties appeared, the District Court dissolved its temporary restraining order, thereby allowing the Company to proceed with the proposed spin-off. The plaintiffs have not appealed that decision by the District Court.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based, in part, on the advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.1 Loan Agreement, dated April 12, 2002, by and between First Bank & Trust East Texas, as lender, and Texas Timberjack, Inc., as borrower

     10.2 Commercial Promissory Note, dated April 12, 2002, in the principal amount of $5,000,000, payable to First Bank & Trust East Texas, as lender, by Texas Timberjack, Inc., as borrower

     10.3 Commercial Security Agreement, dated April 12, 2002, by and between First Bank & Trust East Texas, as lender, and Texas Timberjack, Inc., a debtor

     10.4 Letter Loan Agreement, dated April 12, 2002, by and between BancorpSouth Bank, as lender, and Texas Timberjack, Inc., as borrower

     10.5 Promissory Note, dated April 12, 2002, in the principal amount of $1,500,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc., as borrower

     10.6 Promissory Note, dated April 12, 2002, in the principal amount of $500,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc., as borrower

     10.7 Commercial Security Agreement, dated April 12, 2002, by and between BancorpSouth Bank, as secured party, and Texas Timberjack, Inc., as debtor

     10.8 Unconditional and Continuing Guaranty, executed as of April 12, 2002, by Overhill Corporation, as guarantor, in favor of BancorpSouth, as payee of obligations executed by Texas Timberjack, Inc., as borrower

     10.9 Addendum to Unconditional and Continuing Guaranty, executed as of April 12, 2002, by Overhill Corporation and BancorpSouth Bank

     10.10 Mutual Release, entered into, effective September 30, 1999, by and between Harold Estes, Overhill Corporation and Overhill Farms, Inc.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 OVERHILL CORPORATION
                                                 (Registrant)

Date:    May 13, 2002                             By: /s/ James Rudis
                                                     ---------------------------
                                                  James Rudis
                                                  Chairman, President and
                                                  Chief Executive Officer

Date:    May 13, 2002                             By: /s/ William E. Shatley
                                                      --------------------------
                                                  William E. Shatley
                                                  Senior Vice President and
                                                  Chief Financial Officer