Form 10-Q
period 2002-06-30
OVERHILL CORP
filed 2002-08-14
CIK 748212

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from__________to__________

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
Yes   X    No_______
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                               18,615,464
                                                -----------------------------
                                                Outstanding at August 5, 2002

                              OVERHILL CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

PART I - FINANCIAL INFORMATION                                                Page No.
------------------------------                                                --------
Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
 June 30, 2002 and September 30, 2001                                             2

Consolidated Condensed Statements of
 Operations for the Three Months Ended
 June 30, 2002 and 2001                                                           4

Consolidated Condensed Statements of
 Operations for the Nine Months Ended
 June 30, 2002 and 2001                                                           5

Consolidated Condensed Statements of
 Cash Flows for the Nine Months Ended
 June 30, 2002 and 2001                                                           6

Notes to Consolidated Condensed Financial Statements                              8

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                                   16

Item 3. Quantitative and Qualitative Disclosures about Market Risk               21


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                        22

Item 3. Defaults Upon Senior Securities                                          23

Item 6. Exhibits and Reports on Form 8-K                                         23

Signature Page                                                                   24

                     OVERHILL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     Assets

                                                                      June 30,    September 30,
                                                                   -------------  -------------
                                                                        2002           2001
                                                                   -------------  -------------
                                                                    (Unaudited)
Current assets:
   Cash                                                            $   1,613,225  $     686,382
   Receivables, net of allowance for doubtful accounts
    of $698,158 and $626,200
      Trade accounts                                                   1,726,996      3,399,591
      Current portion of sales contracts                               3,564,857      5,029,362
      Related parties                                                  2,176,205      1,927,768
      Notes                                                            3,753,509      4,191,128
   Inventories                                                        16,582,845     16,374,797
   Net current assets of discontinued operations                               -     17,271,667
   Prepaid expenses and other                                          2,735,286      2,044,969
                                                                   -------------  -------------
        Total current assets                                          32,152,923     50,925,664
                                                                   -------------  -------------

Property and equipment:
   Land                                                                  432,000        432,000
   Buildings and improvements                                          2,750,585      2,722,595
   Machinery, equipment and other                                      3,307,382      3,053,909
                                                                   -------------  -------------
                                                                       6,489,967      6,208,504
   Less-Accumulated depreciation                                      (2,750,679)    (2,348,410)
                                                                   -------------  -------------
                                                                       3,739,288      3,860,094
                                                                   -------------  -------------

Other assets:
   Noncurrent receivables, net of allowance for
      doubtful accounts of $1,033,671
        Sales contracts                                                2,015,600      2,627,468
        Related parties                                                  382,444        375,928
   Excess of cost over fair value of net assets
       of businesses acquired                                          3,612,580      3,612,580
   Restricted cash                                                       541,249        522,709
   Assets held for sale                                                1,926,264      1,926,264
   Net long-term assets of discontinued operations                    20,237,195              -
   Other                                                               1,072,385      1,192,074
                                                                   -------------  -------------
                                                                      29,787,717     10,257,023
                                                                   -------------  -------------

                                                                   $  65,679,928  $  65,042,781
                                                                   =============  =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                      Liabilities and Stockholders' Equity

                                                                                   June 30,        September 30,
                                                                                -------------     --------------
                                                                                     2002              2001
                                                                                -------------     --------------
                                                                                 (Unaudited)
Current liabilities:
   Notes payable                                                                $   6,875,288     $   13,313,743
   Notes payable and accrued interest to related party                             23,528,043                  -
   Accounts payable                                                                 2,204,946          2,085,200
   Advance from related party                                                         165,000                  -
   Accrued expenses and other                                                       1,207,419          1,066,932
   Net current liabilities related to discontinued operations                      21,141,232                  -
   Current maturities of long-term debt                                             1,048,105                  -
                                                                                -------------     --------------
        Total current liabilities                                                  56,170,033         16,465,875

Notes payable and accrued interest to related party                                         -         22,337,631
Long-term debt, net of current portion                                              1,333,672                  -
Net long-term liabilities related to discontinued operations                                -         17,668,829
Reserve for credit guarantees                                                         541,249            522,709
                                                                                -------------     --------------
        Total liabilities                                                          58,044,954         56,995,044
                                                                                -------------     --------------

Stockholders' equity:
   Common stock, $.01 par value, authorized
      100,000,000 shares, issued and outstanding
      18,615,464 shares                                                               186,155            186,155
   Paid-in capital                                                                 28,156,204         28,156,204
   Notes receivable from officers and directors                                      (497,250)          (497,250)
   Accumulated deficit                                                            (20,210,135)       (19,797,372)
                                                                                -------------     --------------
      Total stockholders' equity                                                    7,634,974          8,047,737
                                                                                -------------     --------------

                                                                                $  65,679,928     $   65,042,781
                                                                                =============     ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the Three Months Ended
                                                                       June 30,
                                                            -----------------------------
                                                               2002              2001
                                                            -----------       -----------
Net revenues                                                $ 8,397,763       $12,830,395

Cost of sales                                                 6,416,114        10,715,565
                                                            -----------       -----------

Gross profit                                                  1,981,649         2,114,830

Selling, general and administrative expenses                  1,880,277         2,056,589
                                                            -----------       -----------

Operating income                                                101,372            58,241
                                                            -----------       -----------

Other income (expenses):
   Interest expense                                            (607,131)         (605,403)
   Interest income and other                                     89,973           121,991
                                                            -----------       -----------

     Total other (expenses)                                    (517,158)         (483,412)
                                                            -----------       -----------

Loss before income taxes and discontinued operations           (415,786)         (425,171)

Income tax benefit                                              191,128           478,932
                                                            -----------       -----------
Income (loss) before discontinued operations                   (224,658)           53,761

Discontinued operations, net of income taxes                    127,390           585,757
                                                            -----------       -----------

Net income (loss)                                           $   (97,268)      $   639,518
                                                            ===========       ===========

Net income (loss) per share - basic and diluted:
     Before discontinued operations                         $      (.01)      $         -
     Discontinued operations                                        .01               .04
                                                            -----------       -----------

     Net income (loss) per share                            $         -       $       .04
                                                            ===========       ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Nine Months Ended
                                                                  June 30,
                                                       ----------------------------
                                                           2002             2001
                                                       ------------    ------------
Net revenues                                           $ 27,749,657    $ 29,760,403

Cost of sales                                            21,511,581      23,540,636
                                                       ------------    ------------

Gross profit                                              6,238,076       6,219,767

Selling, general and administrative expenses              5,514,533       6,422,426
                                                       ------------    ------------

Operating income (loss)                                     723,543        (202,659)
                                                       ------------    ------------

Other income (expenses):
   Interest expense                                      (1,703,323)     (1,798,048)
   Interest income and other                                (49,313)        707,628
                                                       ------------    ------------

     Total other (expenses)                              (1,752,636)     (1,090,420)
                                                       ------------    ------------

Loss before income taxes and discontinued operations     (1,029,093)     (1,293,079)

Income tax benefit                                          458,217       1,102,816
                                                       ------------    ------------

Loss before discontinued operations                        (570,876)       (190,263)

Discontinued operations, net of income taxes                158,113       1,345,948
                                                       ------------    ------------

Net income (loss)                                      $   (412,763)   $  1,155,685
                                                       ============    ============


Net income (loss) per share - basic and diluted:
     Before discontinued operations                    $       (.03)   $       (.01)
     Discontinued operations                                    .01             .07
                                                       ------------    ------------

       Net income (loss) per share                     $       (.02)   $        .06
                                                       ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     -----------       ------------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                  $  (412,763)      $ 1,155,685
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                    404,966           686,878
        Provision for doubtful accounts                                  257,396           209,421
        Interest accrual on notes to related party                     1,190,412         1,190,412
        Loss on investment in limited
          liability company                                              628,416           157,581
        (Income) from discontinued operations                           (552,621)       (1,345,948)
Changes in:
        Accounts and sales contracts receivable                        3,491,572          (715,034)
        Inventories                                                     (208,048)         (456,213)
        Prepaid expenses and other                                      (199,044)          950,539
        Accounts payable                                                 119,746         4,581,755
        Accrued expenses and other                                       199,983        (2,237,861)
                                                                     -----------       -----------

           Net cash provided by operating activities                   4,920,015         4,177,215
                                                                     -----------       -----------


Cash flows provided by (used in) investing activities:
  Notes and other receivables                                            437,619          (477,796)
  Receivables from related parties                                      (254,953)         (398,925)
  Capital expenditures, net                                             (284,160)         (722,862)
                                                                     -----------       -----------
           Net cash (used in) investing activities                   $  (101,494)      $(1,599,583)
                                                                     -----------       -----------

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                For the Nine Months Ended
                                                                        June 30,
                                                               -----------------------------
                                                                   2002             2001
                                                               -----------       -----------
Cash flows provided by (used in) financing activities:
     Net borrowings (principal payments) on line
        of credit arrangements                                 $(6,438,455)      $(1,915,714)
     Borrowings on other notes payable and long-term debt        2,500,000           185,205
     Principal payments on long-term debt                         (118,223)       (1,042,566)
     Advance from related party, net of repayments                 165,000                 -
     Exercise of common stock options                                    -             7,500
     Repurchase of stock purchase warrants                               -           (45,938)
                                                               -----------       -----------

           Net cash (used in) financing activities              (3,891,678)       (2,811,513)
                                                               -----------       -----------

Net increase (decrease) in cash                                    926,843          (233,881)

Cash - beginning of period                                         686,382           963,387
                                                               -----------       -----------

Cash - end of period                                           $ 1,613,225       $   729,506
                                                               ===========       ===========


Supplemental schedule of cash flow information:
  Cash paid during the period for:
     Interest                                                  $   412,105       $   564,056
     Income taxes                                              $    58,000       $    50,000

                   The accompanying notes are an integral part of these consolidated financial statements.

                      OVERHILL CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  June 30, 2002

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

3.   INVENTORIES

     Inventories are summarized as follows:                          June 30,         September 30,
                                                                       2002               2001
                                                                 ----------------    ---------------
           Logging and construction equipment                    $     13,813,150    $    14,469,372
           Finished wood products                                       1,154,025          1,050,468
           Unharvested and harvested but unprocessed timber             1,615,670            854,957
                                                                 ----------------    ---------------

                   Total                                         $     16,582,845    $    16,374,797
                                                                 ================    ===============

4.   TAXES

     For the period ended June 30, 2002, the Company recorded a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. This benefit amounted to approximately $458,000 for the nine months ended June 30, 2002, and the results of operations of Overhill Farms included in the accompanying financial statements are presented net of income tax expense of the same amount. The Company continues to maintain a valuation allowance against all net deferred tax assets that relate to its continuing operations due to uncertainty with respect to the future recoverability of all such amounts.

5.   DISCONTINUED OPERATIONS

     In August 2001, the Company's Board of Directors approved a plan to spin off all of the Company's shares of Overhill Farms to the holders of the Company's common stock. The transaction to effect the spin-off will result in the distribution, expected to be a tax free dividend to the Company's stockholders, of one share of Overhill Farms common stock for every two shares of the Company's common stock owned on the record date as established by the Board. The Company is currently in the process of completing the various steps necessary to effect the spin-off transaction, which is expected to occur during the Company's fourth fiscal quarter. These steps include, among other things, obtaining final lender approvals, making necessary changes to Overhill Farms' capital structure to effect the distribution of the dividend, the updating and filing of information to obtain clearance by the Securities and Exchange Commission.

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

     The line of credit with Union Bank expires in November 2002, and the outstanding balance of approximately $12.5 million at June 30, 2002 has accordingly been reclassified from a long term obligation (net long-term liabilities related to discontinued operations) at September 30, 2001 to a current liability (net current liabilities related to discontinued operations) in the Company's balance sheet as of June 30, 2002. In connection with Overhill Farms entering into a lease on a new facility in Vernon, California, the line of credit was amended to provide for borrowings limited to the lesser of $20 million, from $16 million, or an amount determined by a defined borrowing base consisting of eligible receivables and inventories. In addition, interest rates on amounts advanced under the credit line were increased by .25% to prime plus .50% or to LIBOR plus 3%. To facilitate the spin-off, Overhill Corporation is to be released from its guarantee of the credit facility, and Union Bank is to release the Overhill Farms common stock that it holds as collateral. Union Bank charged Overhill Farms $120,000 for these amendments.

Overhill Farms also has reached agreement with LLCP with respect to certain amendments of its arrangements with LLCP which, among other things, provide consent by LLCP to the lease of the Vernon, California facility. As consideration for this consent and for the additional investment monitoring costs and expenses to be incurred by LLCP, Overhill Farms issued to LLCP 23.57 shares of Series A Convertible Preferred Stock. The designation for the new preferred stock provide the holder with, among other things, a liquidation preference totaling approximately $750,000, voting rights along with holders of common stock, conversion rights and dilution protection. The agreement with LLCP also provides that, after the issuance of the Series A Convertible Preferred Stock and following the spin-off, LLCP shall be entitled to anti-dilution protection so that its warrants and shares of preferred stock will be exercisable for or convertible into an aggregate of not less than 19.5% of Overhill Farms outstanding shares of common stock.

The operating results of Overhill Farms have been classified as discontinued operations in the accompanying financial statements for the nine months ended June 30, 2002 and 2001 and are summarized as follows:

                                                    For the Nine Months Ended
                                                           June 30,
                                                 ----------------------------
                                                     2002            2001
                                                 ------------    ------------
        Net revenues                             $101,927,639    $119,585,953

        Gross profit                               16,181,673      21,575,613

        Operating income                            5,266,398       7,338,696

        Income before income taxes                  1,141,595       2,747,561

        Net income                               $    683,378    $  1,644,745

6. ADVANCE FROM RELATED PARTY

   During March 2002, Mr. Harold Estes made a cash advance in the amount of $850,000 to SFP for the purchase of timber. While the terms of the arrangement with SFP were not formally documented, SFP repaid such advance in weekly installments which included interest at prime (approximately 4.75% at June 30, 2002). The unpaid balance of $165,000 at June 30, 2002 was repaid during July 2002.

7. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                             For the Three Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                 2002            2001
                                                            ------------    ------------
Numerator:
  Income (loss) before discontinued operations              $   (224,659)   $     53,761
  Discontinued operations                                        127,391         585,757
                                                            ------------    ------------

  Net income (loss) attributable to common stockholders     $    (97,268)   $    639,518
                                                            ============    ============
Denominator:
  Denominator for basic earnings
    per share - weighted average shares                       18,615,464      17,827,464
                                                            ------------    ------------
  Effect of dilutive securities:
    Stock options                                                      -          44,576
    Warrants                                                           -               -
                                                            ------------    ------------
      Dilutive potential common shares                                 -          44,576
                                                            ------------    ------------

  Denominator for diluted earnings per share                  18,615,464      17,872,040
                                                            ============    ============
Net income (loss) per share - basic and diluted:
    Before discontinued operations                          $       (.01)   $          -
    Discontinued operations                                          .01             .04
                                                            ------------    ------------
      Net income per share                                  $          -    $        .04
                                                            ============    ============

                                                                  For the Nine Months Ended
                                                                             June 30,
                                                                  --------------------------
                                                                      2001          2002
                                                                  ------------  ------------
Numerator:
  Income (loss) before discontinued operations                    $   (570,877) $   (190,263)
  Discontinued operations                                              158,114     1,345,948
                                                                  ------------  ------------

  Net income (loss) attributable to common stockholders           $   (412,763) $  1,155,685
                                                                  ============  ============

Denominator:
  Denominator for basic earnings
    per share - weighted average shares                             18,615,464    17,826,090
                                                                  ------------  ------------
  Effect of dilutive securities:
    Stock options                                                            -        52,541
    Warrants                                                                 -             -
                                                                  ------------  ------------
      Dilutive potential common shares                                       -        52,541
                                                                  ------------  ------------

  Denominator for diluted earnings per share                        18,615,464    17,878,631
                                                                  ============  ============

Net income (loss) per share - basic and diluted:
    Before discontinued operations                                $       (.03) $       (.01)
    Discontinued operations                                                .01           .07
                                                                  ------------  ------------

      Net income per share                                        $       (.02) $        .06
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

9.   INVESTMENT IN LIMITED LIABILITY COMPANY

     TTI has a 49.9% ownership in a construction related limited liability company (the "LLC"), which is accounted for under the equity method. TTI's initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack's cost of acquiring the related equipment. During the nine months ended June 30, 2002, the net related party receivable from the LLC increased approximately $187,000 since September 30, 2001. Additionally, the Company recorded a loss of approximately $628,000 relating to TTI's investment in the LLC during the nine months ended June 30, 2002.

10.  SEGMENT INFORMATION

     The Company currently operates in two reportable business segments (1) the equipment segment, which distributes, leases and provides financing for logging and construction equipment and (2) the timber segment, which includes sawmill operations and the treatment and sale of timber products. The Company's food segment, which previously had been included as a separate segment, is classified as a discontinued operation based upon management's plan to spin off Overhill Farms to the Company's shareholders. Separate financial data for each of the Company's operating segments, excluding discontinued operations, is provided below (in thousands):

                                           For the Three Months Ended   For the Nine Months Ended
                                                      June 30,                     June 30,
                                           ---------------------------  --------------------------
                                              2002             2001        2002           2001
                                           ----------       ----------  ---------       ----------
      Net revenues

           Equipment                        $  4,807         $  9,144    $ 18,885        $ 21,611

           Timber                              3,591            3,686       8,865           8,149
                                            --------         --------    --------        --------
                Consolidated                   8,398           12,830      27,750          29,760


      Gross profit

           Equipment                        $  1,326         $  1,381    $  4,604        $  4,692

           Timber                                656              734       1,634           1,528
                                            --------         --------    --------        --------
                Consolidated                   1,982            2,115       6,238           6,220

      Operating profit (loss)

           Equipment                        $    (70)        $    (57)   $    541        $     56

           Timber                                348              299         738             314

           Corporate expenses                   (177)            (184)       (555)           (573)
                                            --------         --------    --------        --------
                Consolidated                     101               58         724            (203)

11.  DEBT REFINANCING

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

     The arrangement with FB&T provides TTI with a $5.0 million revolving line of credit expiring in April 2003, bearing interest at prime and collateralized by certain assets of TTI. The loan agreement with FB&T provides, among other things, that TTI will maintain a debt to equity ratio not to exceed one to one at any time and provide the bank with specified financial data on a timely basis; and that TTI, without the prior written consent of FB&T, will not permit any material change in executive management or ownership of TTI, become liable for any indebtedness of Overhill Corporation or its affiliates or to pay any dividends or make other distributions of equity. At June 30, 2002, $3.2 million was outstanding under this line of credit.

     Amounts originally advanced by BancorpSouth were made pursuant to (1) a 5.975% term note in the amount of $1.5 million, payable in monthly installments of approximately $67,000 (including interest) through April 2004; and (2) a $500,000 note which was repaid in June 2002. The $500,000 note was replaced by a 6.275% term note in the amount of $1.0 million, payable in monthly installments of approximately $31,000 (including interest) through June 2005. Amounts payable to BancorpSouth under these notes are collateralized by a significant portion of TTI's inventory and real estate and were guaranteed by Overhill Corporation. The loan agreement with BancorpSouth provides, among other things, that TTI will provide the lender with specified financial data on a timely basis, and that without prior approval by the bank, TTI will not pay dividends, loans or advances to its parent, Overhill Corporation, except for the payment of taxes.

12.  SUBSEQUENT EVENTS

     As of June 30, 2002, the Company's Overhill Farms subsidiary was in noncompliance with certain financial covenants under two borrowing arrangements.

     In August 2002, Overhill Farms reached an agreement with its senior subordinated lender to amend its securities purchase agreement, including revisions to the financial covenants retroactive to June 30, 2002, subject only to the approval of Overhill Farms' senior secured lender pursuant to an existing intercreditor agreement between the lenders. The agreement that Overhill Farms has reached with its senior subordinated lender provides for, among other things, modification of the existing securities purchase agreement to allow, in certain circumstances, for all of the senior subordinated lender's equity interest in Overhill Farms to be repurchased by Overhill Farms at certain specified levels, the elimination of the provision requiring Overhill Farms to pay the senior subordinated lender a $500,000 fee in the event Overhill Farms does not exercise an existing repurchase option, and the grant of a conditional option for Overhill Farms to extend the maturity date of the senior subordinated note through October 2005. The agreement also provides for the senior subordinated lender to receive additional cash consideration of approximately $400,000 and additional equity ownership of Overhill Farms of approximately 4.5%, the form of which is currently being finalized, and an increase in the stated interest rate of the senior subordinated note to 13.25% per annum.

     As of June 30, 2002, Overhill Farms was in noncompliance with a financial covenant in its loan agreement with its senior secured lender. Overhill Farms has initiated discussions with its senior secured lender to obtain a waiver of its noncompliance as of June 30, 2002 and to revise one financial covenant.

     Pending finalization and formal documentation of these arrangements, the Company has classified all amounts payable to its senior subordinated lender as a current liability (net current liabilities related to discontinued operations) in the Company's consolidated condensed balance sheet as of June 30, 2002. The Company believes it will be successful in finalizing and formally documenting amendments with each of its lenders in the near future. However, there can be no assurances that the Company will be successful in finalizing and formally documenting these amendments as anticipated, or at all. Should the Company not be successful in this regard prior to amounts under either of the facilities being declared due and payable, there could be a material adverse impact to the Company's financial condition, results of operations or cash flows.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill no longer be amortized, but instead will be tested at least annually for impairment by reporting unit. The Company has elected to early adopt SFAS 142 as of October 1, 2001. The Company believes that the adoption of SFAS 142 did not have an immediate effect on its financial statements. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income would have increased by approximately $213,000 ($.01 per share) and $71,000 ($0 per share) for the nine months and three months ended June 30, 2001, respectively.

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

     Results of Operations

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30,
     2001

     Net Revenues - Revenues for the three months ended June 30, 2002 decreased $4,432,000 (34.5%) to $8,398,000 from $12,830,000 for the three months ended June 30, 2001. This decrease consists of decreased revenues of $4,337,000 in the equipment segment and $95,000 in the timber segment. The decrease in equipment related revenues was due largely to wet weather conditions during the period.

     Gross Profits - Gross profits for the three months ended June 30, 2002 declined slightly from the amounts for the three months ended June 30, 2001. For such periods, gross profits for the equipment segment decreased $55,000 while gross profits for the timber segment decreased $78,000.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $177,000 to $1,880,000 from $2,057,000 during the three months ended June 30, 2001, due primarily to the continued decreases in personnel costs in both operating segments of Texas Timberjack and the discontinuation of the amortization of goodwill.

     Other Expenses - Other expenses for the three months ended June 30, 2002 increased $34,000 to $517,000 from $483,000 during the three months ended June 30, 2001, due largely to losses related to Timberjack's 49.9% investment in a construction company accounted for on the equity method. See "Management's Discussion and Analysis--Related and Certain Other Parties".

     Income Taxes - The Company records a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. Accordingly, the results of operations of Overhill Farms are presented within the consolidated financial statements net of income tax expense of $191,000 for the three months ended June 30, 2002 and $479,000 for the same period in 2001.

     Nine Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net Revenues - For the nine months ended June 30, 2002, revenues decreased $2,010,000 (6.8%) to $27,750,000 from $29,760,000 during the nine months ended June 30, 2001. This decrease in revenues is due to a decrease in sales of $2,726,000 from the Company's equipment segment, which was partially offset by a $716,000 increase in sales from the Company's timber segment.

      Gross Profits - For the nine months ended June 30, 2002, gross profits increased $18,000 to $6,238,000 in the current year from $6,220,000 in the prior year due primarily to the increase in volume in the timber segment. Gross margin rates in the equipment segment increased slightly due to a change in sales mix from the lower margin sales of major units to the higher margin sales of used equipment. The margin rate for the timber segment did not change significantly from the prior year.

      Selling, General and Administrative Expenses - Selling, general and administrative expenses for the nine months ended June 30, 2002 decreased $908,000 to $5,514,000 from $6,422,000 during the nine months ended June 30, 2001, due to reductions in personnel costs in both the equipment and timber segments of TTI, together with the adoption by TTI of SFAS 142 effective October 1, 2001, thereby eliminating the amortization of goodwill which amounted to approximately $213,000 during the nine months ended June 30, 2001.

      Other Expenses - For the nine months ended June 30, 2002, net other expenses increased $662,000 to $1,752,000 in the current year from $1,090,000 for the nine months ended June 30, 2001. This increase is primarily attributable to recorded losses related to Timberjack's 49.9% investment in a construction company accounted for on the equity method. See "Management's Discussion and Analysis--Related and Certain Other Parties."

      Income Taxes - The Company records a tax benefit to the extent that current and prior year operating losses reduce the income taxes attributable to the discontinued operations of Overhill Farms. Accordingly, the results of operations of Overhill Farms are presented within the consolidated financial statements net of income tax expense of $458,000 for the nine months ended June 30, 2002 and $1,103,000 for the same period in 2001.

      Liquidity and Capital Resources

      Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company's cash and cash equivalents increased $927,000 to $1,613,000 at June 30, 2002 as compared to $686,000 at September 30, 2001.

      During the nine months ended June 30, 2002, the Company's operating activities resulted in cash provided of approximately $4,920,000, compared to cash provided of $4,177,000 during the comparable period in the previous year. The source of cash during the current year is related primarily to the results of operations, together with decreases in trade accounts and sales contracts receivable.

      During the nine months ended June 30, 2002, the Company's investing activities resulted in a use of cash of approximately $101,000, compared to a use of cash of $1,600,000 during the comparable period in the previous year. The Company's use of cash during the current year resulted primarily from capital expenditures by TTI, with decreases in notes and other receivables being somewhat offset by increases in related party receivables.

      During the nine months ended June 30, 2002, the Company's financing activities resulted in a use of cash of approximately $3,892,000, compared to a use of cash of $2,812,000 during the comparable period in the previous year. The cash utilized resulted from the repayment of Timberjack's previous credit lines, largely with new longer term indebtedness, and is net of a cash advance made to SFP by Mr. Harold Estes.

      The aforementioned advance by Mr. Estes, in the original amount of $850,000, was made to SFP in March 2002 for the purchase of timber. While the terms of the arrangement with SFP were not formally documented, SFP repaid such advance in weekly installments which included interest at prime (approximately 4.75% at June 30, 2002). The unpaid balance of $165,000 at June 30, 2002 was repaid during July 2002.

      The Company's note payable to Mr. Estes has a current balance at June 30, 2002 of approximately $22 million, including accrued interest, is collateralized by the stock and certain assets of Texas Timberjack and matures in October 2002. Since the note's inception in 1994, Mr. Estes and the Company have agreed to a number of extensions of the maturity date and related terms of this note. The Company intends to seek further extension of the maturity date from Mr. Estes prior to the note's maturity. There can be no assurance, however, that the maturity date of the note can be successfully extended on favorable terms, or at all.

      SFP's Quantum Fuel & Refining, Inc. subsidiary ("Quantum") has a note payable to Mr. Estes. As of June 30, 2002, the note had a total unpaid balance, including accrued interest, of approximately $1.5 million, bearing interest at 12%, with maturity in October 2002 and collateralized by the assets of Quantum. Mr. Estes has agreed to previous extensions of the maturity date with Quantum, including one extension since Quantum's acquisition by SFP. Timberjack intends to seek further extension of the maturity date from Mr. Estes prior to the note's maturity. There can be no assurance, however, that the maturity date of the note can be successfully extended on favorable terms, or at all.

      At March 31, 2002, Texas Timberjack and SFP had notes payable to Bank of America totaling approximately $7.2 million under arrangements which had expired as of that date. In early April 2002, pursuant to borrowings under new loan arrangements reached with FB&T and BancorpSouth, all amounts due and owing by TTI and SFP to Bank of America were repaid in full.

      The arrangement with FB&T provides TTI with a $5.0 million revolving line of credit expiring in April 2003, bearing interest at prime and collateralized by certain assets of TTI. At June 30, 2002, $3.2 million was outstanding under this line of credit.

      Amounts originally advanced by BancorpSouth were made pursuant to (1) a 5.975% term note in the amount of $1.5 million, payable in monthly installments of approximately $67,000 (including interest) through April 2004; and (2) a $500,000 note which was repaid in June 2002. The $500,000 note was replaced by a 6.275% term note in the amount of $1.0 million, payable in monthly installments of approximately $31,000 (including interest) through June 2005. Amounts payable to BancorpSouth under these notes are collateralized by a significant portion of TTI's inventory and real estate and were guaranteed by Overhill Corporation. The loan agreement with BancorpSouth provides, among other things, that TTI will provide the lender with specified financial data on a timely basis, and that without prior approval by the bank, TTI will not pay dividends, loans or advances to its parent, Overhill Corporation, except for the payment of taxes.

     Texas Timberjack guarantees on behalf of various customers certain lines of credit and secured borrowings with banks and financial institutions, primarily related to customer purchases of its equipment products. The portion of the credit lines or secured borrowings guaranteed ranges from zero to 100% on a customer-by-customer basis. Funds held in escrow by the lenders, amounting to approximately $541,000 at June 30, 2002, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company's reserve for credit guarantees. Historically, amounts held in escrow by lenders have been sufficient to cover any losses incurred by Texas Timberjack as a result of these guarantees. However, losses on guarantees significantly in excess of amounts held in escrow by the lenders could have a material impact on the Company's liquidity position and results of operations.

     Texas Timberjack has a 49.9% investment in a construction related business which operates as a limited liability company. As of June 30, 2002, Timberjack has guaranteed approximately $324,000 of indebtedness of this company. See "Management's Discussion and Analysis-- Related and Certain Other Parties."

     TTI has various other commitments incurred through the ordinary course of its business, primarily noncancelable operating leases related to its facilities and equipment in Bon Weir, Texas and inventory purchase commitments from three companies which supply the majority of its new units and parts. There has been no significant change in the type or amount of these commitments since September 30, 2001.

     The Company believes, providing that Mr. Estes grants the aforementioned note extensions on acceptable terms, that funds available to it from operations and existing capital resources will be adequate for its capital requirements, including any cash requirements resulting from the various commitments and contingencies described above, for the next twelve months.

     Discontinued Operations

     As of June 30, 2002, the Company's Overhill Farms subsidiary was in noncompliance with certain financial covenants under two borrowing arrangements.

     In August 2002, Overhill Farms reached an agreement with its senior subordinated lender to amend its securities purchase agreement, including revisions to the financial covenants retroactive to June 30, 2002, subject only to the approval of Overhill Farms' senior secured lender pursuant to an existing intercreditor agreement between the lenders. The agreement that Overhill Farms has reached with its senior subordinated lender provides for, among other things, modification of the existing securities purchase agreement to allow, in certain circumstances, for all of the senior subordinated lender's equity interest in Overhill Farms to be repurchased by Overhill Farms at certain specified levels, the elimination of the provision requiring Overhill Farms to pay the senior subordinated lender a $500,000 fee in the event Overhill Farms does not exercise an existing repurchase option, and the grant of a conditional option for Overhill Farms to extend the maturity date of the senior subordinated note through October 2005. The agreement also provides for the senior subordinated lender to receive additional cash consideration of approximately $400,000 and additional equity ownership of Overhill Farms of approximately 4.5%, the form of which is currently being finalized, and an increase in the stated interest rate of the senior subordinated note to 13.25% per annum.

     As of June 30, 2002, Overhill Farms was in noncompliance with a financial covenant in its loan agreement with its senior secured lender. Overhill Farms has initiated discussions with its senior secured lender to obtain a waiver of its noncompliance as of June 30, 2002 and to revise one financial covenant.

     Pending finalization and formal documentation of these arrangements, the Company has classified all amounts payable to its senior subordinated lender as a current liability (net current liabilities related to discontinued operations) in the Company's consolidated condensed balance sheet as of June 30, 2002. The Company believes it will be successful in finalizing and formally documenting amendments with each of its lenders in the near future. However, there can be no assurances that the Company will be successful in finalizing and formally documenting these amendments as anticipated, or at all. Should the Company not be successful in this regard prior to amounts under either of the facilities being declared due and payable, there could be a material adverse impact to the Company's financial condition, results of operations or cash flows.

      Related and Certain Other Parties

      TTI has a 49.9% ownership in a construction related limited liability company (the "LLC"), which is accounted for under the equity method. TTI does not exercise control over this minority investment. TTI's initial capital investment in the LLC was nominal and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack's cost of acquiring the related equipment. During the nine months ended June 30, 2002, the net related party receivables from the LLC increased approximately $187,000 from September 30, 2001. Additionally, the Company recorded a loss of approximately $628,000 relating to TTI's investment in the LLC for the nine months ended June 30, 2002.

      See "Management's Discussion and Analysis--Liquidity and Capital Resources" for discussion of an advance from and notes payable to Mr. Harold Estes, former owner and current President of Texas Timberjack and holder of approximately 4,000,000 shares of the Company's common stock.

      In connection with the acquisition of TTI, the Company acquired a note receivable from an officer of TTI collateralized by marketable securities and a receivable from Mr. Estes for insurance premiums paid by TTI on his behalf. As of June 30, 2002, such receivables have remained substantially unchanged since September 30, 2001.

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's interest expense is affected by changes in prime lending rates as a result of its various line of credit arrangements. If these market rates were to increase by an average of 1% in fiscal 2002, the Company's interest expense for the next twelve months would increase by approximately $35,000, based on the outstanding line of credit balances at June 30, 2002.

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

          In March 2000, the District Court dismissed the plaintiffs' claims against one of the Company's officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. The Court also granted the remaining defendants leave to renew their motions to dismiss in the form of motions for summary judgment. After pretrial discovery by plaintiffs, the remaining defendants filed motions for summary judgment, pointing out that there was no evidence to support the plaintiffs' claims. In November 2000, in a lengthy decision addressing the plaintiffs' claims against each of the remaining defendants, the District Court granted the motions for summary judgment, thereby disposing of all of the claims asserted by the plaintiffs. The plaintiffs then filed a motion for rehearing, which the District Court denied in March 2001.

          The plaintiffs appealed those decisions to the United States Court of Appeals for the Ninth Circuit. In September 2001, the plaintiffs requested the Ninth Circuit to enjoin the Company's proposed spin-off of Overhill Farms. The Court of Appeals denied the plaintiffs' request and directed them to address their request to the District Court. The plaintiffs thereafter filed an application with the District Court, which restrained the spin-off for a few days until a hearing could be conducted. Following an October 11, 2001 hearing at which counsel for all parties appeared, the District Court dissolved its temporary restraining order, thereby allowing the Company to proceed with the proposed spin-off. The plaintiffs did not appeal that decision by the District Court.

          On June 5, 2002, the Ninth Circuit rendered a decision that affirmed several of the trial court's rulings but reversed other rulings and remanded portions of the case for further proceedings in the District Court. Among other things, the Court of Appeals remanded certain claims against the Company and four individual defendants for further consideration by the trial court. Both sides then filed petitions for rehearing, and on July 18, 2002, the appellate court revised certain statements in its original opinion.

          The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. Management believes (based, in part, on the advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial condition, results of operations or cash flows.

  Item 3. Defaults Upon Senior Securities

     As of June 30, 2002, the Company's Overhill Farms subsidiary was in noncompliance with certain financial covenants under two borrowing arrangements.

     In August 2002, Overhill Farms reached an agreement with its senior subordinated lender to amend its securities purchase agreement, including revisions to the financial covenants retroactive to June 30, 2002, subject only to the approval of Overhill Farms' senior secured lender pursuant to an existing intercreditor agreement between the lenders. The agreement that Overhill Farms has reached with its senior subordinated lender provides for, among other things, modification of the existing securities purchase agreement to allow, in certain circumstances, for all of the senior subordinated lender's equity interest in Overhill Farms to be repurchased by Overhill Farms at certain specified levels, the elimination of the provision requiring Overhill Farms to pay the senior subordinated lender a $500,000 fee in the event Overhill Farms does not exercise an existing repurchase option, and the grant of a conditional option for Overhill Farms to extend the maturity date of the senior subordinated note through October 2005. The agreement also provides for the senior subordinated lender to receive additional cash consideration of approximately $400,000 and additional equity ownership of Overhill Farms of approximately 4.5%, the form of which is currently being finalized, and an increase in the stated interest rate of the senior subordinated note to 13.25% per annum.

     As of June 30, 2002, Overhill Farms was in noncompliance with a financial covenant in its loan agreement with its senior secured lender. Overhill Farms has initiated discussions with its senior secured lender to obtain a waiver of its noncompliance as of June 30, 2002 and to revise one financial covenant.

     Pending finalization and formal documentation of these arrangements, the Company has classified all amounts payable to its senior subordinated lender as a current liability (net current liabilities related to discontinued operations) in the Company's consolidated condensed balance sheet as of June 30, 2002. The Company believes it will be successful in finalizing and formally documenting amendments with each of its lenders in the near future. However, there can be no assurances that the Company will be successful in finalizing and formally documenting these amendments as anticipated, or at all. Should the Company not be successful in this regard prior to amounts under either of the facilities being declared due and payable, there could be a material adverse impact to the Company's financial condition, results of operations or cash flows.

  Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         10.1 Promissory Note, dated June 12, 2002, in the principal amount of $1,000,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc., as borrower

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OVERHILL CORPORATION
                                               (Registrant)

      Date:   August 13, 2002                  By: /s/ James Rudis
                                                   -----------------------------
                                                     James Rudis
                                                     Chairman, President and
                                                     Chief Executive Officer

      Date:   August 13, 2002                  By: /s/ William E. Shatley
                                                   --------------------------
                                                     William E. Shatley
                                                     Senior Vice President and
                                                     Chief Financial Officer