Form 10-K
period 2002-09-30
TREECON RESOURCES INC
filed 2003-10-03
CIK 748212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission file number: 1-9083

TREECON RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	23-2708876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6004 South U.S. Highway 59
Lufkin, Texas	75901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (936) 634-3365

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Act of 1934, as amended).    Yes  ☐  No  ☒.

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s second fiscal quarter ended March 31, 2002, was approximately $11.1 million. The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s second fiscal quarter ended March 31, 2003, was approximately $140,000. For purposes of these computations, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of September 29, 2003, the registrant had issued and outstanding 18,615,464 shares of common stock, $.01 par value.

TREECON RESOURCES, INC.

2002 FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1. Business.

General

TreeCon Resources, Inc., formerly Overhill Corporation and formerly Polyphase Corporation (the “Company”), incorporated in 1963 and now a Nevada corporation, is a holding company that, through its subsidiaries, currently operates in two industry segments: the equipment, parts and service segment, which distributes, leases and provides financing for industrial, construction and logging equipment and the timber and wood products segment, which includes sawmill operations and the treatment and sale of lumber products. The Company’s food segment, which previously had been included as a separate operating segment is classified as a discontinued operation due to the spin-off of its Overhill Farms, Inc. subsidiary (“Overhill Farms”) to the Company’s shareholders, which was completed, with lender consent, effective October 29, 2002.

In June 1994, the Company acquired all of the outstanding capital stock of Texas Timberjack, Inc. (“Timberjack” or “TTI”) from Harold Estes, current President of TTI. Timberjack, with locations in Lufkin, Houston, Jasper, Cleveland and Atlanta, Texas, is a distributor of industrial, construction and logging equipment in East Texas and Western Louisiana. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4.0 million in cash, a $10.0 million promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company’s Series A Preferred Stock, which were subsequently converted into 2.0 million shares of common stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable to Mr. Estes. As of September 30, 2002, the promissory note had a balance of approximately $22.3 million (including accrued and unpaid interest) and has a maturity date, as amended in October 2002, of October 31, 2003.

With the exception of the Company’s $22.3 million note payable and accrued interest payable to Mr. Harold Estes described above, the Company believes that the funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months. Further, the Company intends to seek an extension of its note payable to Mr. Estes prior to its maturity, consistent with multiple extensions successfully received over the past decade, though no assurances can be made that such extension will be granted on favorable terms and conditions, if at all. If the Company is not successful in obtaining an extension of the maturity date of this note payable, the Company does not currently expect to otherwise have the resources necessary to satisfy such obligation on or before October 31, 2003. Accordingly, until there is a satisfactory resolution of this uncertainty, substantial doubt exists with respect to the Company’s ability to continue as a going concern for the next twelve months. Such substantial doubt has been reflected in the Report of Independent Auditors related to the Company’s financial statements for the fiscal years ended September 30, 2002 (See Item 8. “Financial Statements” and Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K”).

In fiscal 1998, TTI acquired an interest in timber and sawmill operations. In fiscal 2000, TTI acquired a non-operating refinery and assumed a note payable to Mr. Estes. In February 2003, TTI exchanged its ownership in the refinery for the remaining minority ownership in the timber and sawmill operation.

Disposition

Overhill Farms, Inc. In August 2001, the Company’s Board of Directors approved a plan to spin off all of its shares of Overhill Farms to the holders of the Company’s common stock. Overhill Farms, which produces high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, previously comprised the Company’s Food Group. The transaction to effect the spin-off, which is expected to be tax-free, was completed on October 29, 2002 and resulted in the issuance to the Company’s stockholders, of one share of Overhill Farms common stock for every two shares of the Company’s common stock owned on the record date of the transaction as established by the Board. The assets, liabilities and operations of Overhill Farms have been reported as discontinued in the Company’s consolidated financial statements.

Business Strategy

The Company, through Timberjack, continues to operate in a difficult market. In an effort to offset decreased sales in its equipment operations, TTI has continued its efforts to reduce expenses and to seek synergistic opportunities outside of its traditional customer base and geographic territory. The Company will continue to review long-term strategies and alternatives for TTI and its subsidiaries in order to maximize shareholder value.

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

Operating Segments

The following table sets forth business segment information with respect to the percentage of net sales and operating income contributed by each segment for the years ended September 30, 2002, 2001 and 2000.

	2002	2001	2000
Net Sales
Equipment, Parts and Service	71%	75%	80%
Timber and Wood Products	29	25	20

Total	100%	100%	100%

Operating Income (Loss)
Equipment, Parts and Service	(127)%	31%	425%
Timber and Wood Products	27	69	(325)

Total	(100)%	100%	100%

Reference is made to Note 18 to the Company’s consolidated financial statements for revenues, operating profits or losses and identifiable assets attributable to each industry segment for each of the last three fiscal years.

Products and Services

The Company, through Timberjack and its majority-owned subsidiaries, is a distributor of construction, industrial and logging equipment with investments in related timber and sawmill operations. TTI has five locations in eastern Texas. TTI’s headquarters are located in Lufkin, with smaller satellite showrooms and repair facilities located in Jasper, Cleveland, Atlanta and Houston, Texas. TTI carries the Timberjack (an unrelated manufacturer) and Blount lines of industrial and logging equipment and the New Holland line of construction equipment. TTI is involved in the sale, leasing and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI’s operations are primarily concentrated in the forested areas of eastern Texas although its market extends into western Louisiana. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that in eastern Texas it currently holds approximately 50% of the market for shears (machines that cut timber), 50% of the market for skidders (machines that transport logs out of the forest onto a loader) and over 80% of the market for loaders (machines that stack trees onto trucks).

TTI, through its subsidiary Southern Forest Products, LLC (“SFP”), produces pine decking lumber and timbers at its sawmill in Bon Wier, Texas. SFP also treats its decking and timbers, as well as other customers’ lumber, at its treating facility in Houston, Texas. SFP’s operations are primarily concentrated in Texas, although its market share extends into the Midwest and Southeast United States. SFP estimates that in Texas, it currently holds approximately 70% of the market for larger, longer length timbers and a negligible share of the market for decking.

Sales and Marketing

Timberjack currently maintains sales and distribution offices in Lufkin, Jasper, Cleveland, Atlanta and Houston, Texas primarily to serve eastern Texas and western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on companies located in the area. A general sales manager and several branch managers supply technical and operational support, while eleven salesmen have direct responsibility for customer relationships. TTI meets customers’ orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

SFP maintains sales offices in Bon Wier and Houston, Texas, primarily to serve Texas, as well as certain parts of the Midwest and Southeast United States. Sales are generated primarily through repeat customers and marketing calls on companies throughout SFP’s market. SFP has one salesperson in Bon Wier and one salesperson in Houston, each of whom have direct responsibility for customer relationships.

Approximately 30% of TTI’s revenues during fiscal 2002 were from new equipment sold to companies involved in the forestry and construction industries. Additional equipment-related revenues are derived from sales of used equipment (11%), servicing of equipment (6%), sales of parts (18%) and financing equipment sales (6%). The remaining 29% of TTI’s revenues is derived from the sale of finished timber products through its timber and sawmill operations. No single customer accounts for more than 10% of TTI’s sales. Equipment sales financed by TTI are typically for periods ranging from 12 to 24 months at interest rates ranging from 10% to 18% per annum.

Approximately 87% of SFP’s revenues during fiscal 2002 were from lumber sales and related by-product sales. The remaining 13% of revenues were from treating sales.

Backlog

As a dealer, servicer and financier of forestry equipment, TTI does not maintain a backlog of orders. Equipment ordered that is not in inventory takes approximately one to six weeks to be shipped to a customer from the manufacturer or another distributor.

Typically, SFP does not maintain a significant backlog of orders. Decking or timbers that are not in inventory take approximately one week to two weeks to be manufactured and shipped.

Product Development

TTI does not develop products for sale to the public. TTI relies primarily upon its suppliers (Timberjack, Blount and New Holland) for a majority of its new units and parts.

SFP does not develop new products for sale to the public.

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

SFP’s competition in the decking market is very strong, as several mills in Texas and the Southeastern United States produce this type of lumber. However, SFP’s mill produces a higher quality premium grade decking which has helped it gain market share against its competition. SFP believes it has a distinct advantage in the pine timber market because of the relatively few sawmills in the United States that produce the same type of pine timbers, up to 40 feet in length, that SFP can produce.

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

Employees

As of September 30, 2002, the Company had approximately 134 full time employees at TTI and SFP and 3 full time employees in the corporate office. The corporate office was closed in April 2003. TTI presently provides a group health plan for its employees and pays a portion of the costs associated with the plan. TTI also maintains a profit sharing plan for its employees.

Overhill Farms - Discontinued Operation

General - In May 1995, the Company acquired all the operating assets of IBM Foods, Inc. The purchase, which was accomplished through Overhill Farms, a subsidiary of the Company formed for the purchase, provided for a cash payment to the seller of $31.3 million plus the assumption by the Company of certain liabilities of the acquired business. Overhill Farms’ headquarters are located in Vernon, California, where substantially all manufacturing and related operating facilities were consolidated during 2003. During August 2000, Overhill Farms purchased the operating assets and trademarks of the Chicago Brothers food operations from a subsidiary of Schwan’s Sales Enterprises, Inc. for total consideration of $4.2 million.

Products and Services – Overhill Farms is a value-added manufacturer of quality frozen food products including entrees, plated meals, meal components, soups, sauces, poultry, meat and fish specialties. Overhill Farms is positioned as a provider of custom prepared foods to a number of prominent customers such as Albertson’s, Jenny Craig Products, Carl’s Jr., Jack in the Box, Panda Restaurant Group, Schwan’s and Pinnacle Foods, as well as a number of domestic airlines, including American and Delta.

Sales and Marketing - Overhill Farms markets its products through an internal sales force and outside food brokers. Historically, Overhill Farms has served four industries: airlines, weight loss, foodservice and retail. Overhill Farms is currently focusing on the foodservice and retail markets as the two segments with the greatest potential for increased sales. Accordingly, Overhill Farms’ management has realigned its sales force and redirected its marketing efforts to concentrate on these two areas.

Over two-thirds of Overhill Farms’ sales in fiscal 2002 were derived from six customers, Panda Restaurant Group, Jenny Craig Products, Pinnacle Foods, American Airlines, Delta Airlines and Albertson’s representing approximately 21%, 15%, 11%, 9%, 8% and 8% of total sales, respectively. Although Overhill Farms’ relationships with these customers continue to remain strong, there can be no assurance that these relationships will continue. When possible, Overhill Farms makes a concerted effort to sign multi-year supply agreements with its major customers. A decline in sales of Overhill Farms’ products to these customers or the loss of, or a significant change in the relationship between Overhill Farms and any of these key customers, could have a material adverse effect on Overhill Farms’ business and operating results. It is Overhill Farms’ management’s objective to continue to reduce the reliance on a small concentration of accounts by further expansion into custom products for retail and foodservice customers nationwide.

Manufacturing and Sourcing – Overhill Farms’ manufacturing operations, previously consisted of five separate facilities, three in the Los Angeles area and two in the San Diego area. These have now been consolidated into two facilities in Vernon, California, one existing facility and a new facility which houses most of the manufacturing operations, together with all home office, warehousing, product development, marketing and quality control operations. Most operations are labor intensive, generally requiring semiskilled employees.

Overhill Farms’ ability to economically produce large quantities of its products, while at the same time maintaining a high degree of quality, depends in large part on its ability to procure raw materials on a reasonable basis. Overhill Farms relies on a few large suppliers for its poultry products and purchases the remaining raw materials from suppliers in the open market. Overhill Farms’ management does not anticipate any difficulty in acquiring these materials in the foreseeable future. Raw materials, packaging for production and finished goods are stored on site and, in connection with the plant consolidation, in new on site frozen food storage facilities.

Backlog - Overhill Farms typically delivers products directly from finished goods inventory, and as such does not maintain a large backlog of unfilled purchase orders. While at any given time there may be a small backlog of orders, such backlog is not material in relation to total sales, nor is it necessarily indicative of trends in its business. Most orders are subject to changes in quantities or to cancellation with thirty days’ notice without penalties to customers.

Product Development – Overhill Farms manufactures products in the retail and foodservice areas with branded and private label entrees. It maintains a comprehensive, fully staffed test kitchen, which formulates recipes and upgrades specific products for current customers and establishes production and quality standards. Products are developed based either upon customers’ specifications, conventional recipes or new product developments. Overhill Farms is continuously developing recipes as customers’ tastes and client requirements change. Overhill Farms also maintains a quality control department for testing and quality control.

Competition – Overhill Farms’ food products, consisting primarily of poultry, pasta, beef and assorted related products, compete with products produced by numerous regional and national firms. Many of these companies are divisions of larger fully integrated companies, such as Tyson Foods and ConAgra, which have greater financial, technical, human and marketing resources than Overhill Farms. Competition is intense with most firms producing similar products for the foodservice and retail industries. Competitive factors include price, product quality, flexibility, product development, customer service and, on a retail basis, name recognition. Overhill Farms is competitive in this market by its ability to produce mid-sized/custom product runs, within a short time frame and on a cost-effective basis. There can be no assurance that Overhill Farms will compete successfully against existing companies or new entrants to the marketplace.

Regulation – Food manufacturers are subject to strict government regulation, particularly in the health and environmental areas, by the United States Department of Agriculture, also called the “USDA”, the Food and Drug Administration, or the “FDA”, Occupational Safety and Health Organization, or “OSHA”, and the Environmental Protection Agency, or the “EPA”. Overhill Farms’ food processing facilities are subject to on-site examination, inspection and regulation by the USDA. Compliance with the current applicable federal, state and local environmental regulations has not had, and Overhill Farms does not believe that in the future such compliance will have, a material effect on its financial position, results of operations, expenditures or competitive position. During 1997, Overhill Farms implemented a Hazard Analysis Critical Point Plan to ensure proper handling of all food items. This plan is currently in use.

Employees – As of September 30, 2002, Overhill Farms had approximately 1,000 full-time employees.

Safe Harbor Statement

The nature of the Company’s operations, and the environment in which it operates, subjects the Company to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors, which among others could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward-looking statements contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings under the Company’s currently effective credit facilities. Factors which could cause results to differ include, but are not limited to, changes in the Company’s business environment, including actions of competitors and changes in customer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and equipment manufacturers’ and timber pricing.

ITEM 2. Properties.

Corporate Headquarters

The Company, prior to the spin-off of Overhill Farms, leased an approximately 4,000 square foot facility located in Addison, Texas that had served as the corporate headquarters. Effective with the spin-off, the Company’s corporate headquarters have been relocated to the Texas Timberjack facilities in Lufkin, Texas.

Timberjack

TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas and a building in Cleveland, Texas and leases buildings in Atlanta and Houston, Texas. TTI’s largest building in Lufkin has 38,500 square feet, which is used for TTI’s administrative offices, showroom, parts sales and service areas. The remaining buildings have 3,600 and 4,200 square feet, respectively. The Jasper, Cleveland, Atlanta and Houston buildings have approximately 11,000, 6,700, 7,500 and 10,000 square feet, respectively, which are used for sales offices, parts sales and shop areas.

Prior to September 30, 2002, TTI leased six buildings on 68 acres in Bon Wier, Texas for its sawmill operation. The sawmill was leased at a basic rent of $19,000 per month, which included certain equipment, with an option to purchase the land, buildings and equipment. Effective September 30, 2002, TTI exercised its option to purchase the sawmill for total consideration of $856,000, represented by a promissory note in that amount issued jointly by TTI and Mr. Estes. (See Notes 11 and 14 to the Company’s consolidated financial statements.)

As of September 30, 2002, SFP, through its subsidiary Quantum Fuel and Refining, Inc. (“Quantum”), owned a non-operating crude oil refining and blending facility, together with related buildings and administrative office space, situated on approximately 120 acres of land in Egan, Louisiana. Quantum was sold in February 2003 (See Note 3 to the Company’s consolidated financial statements).

Overhill Farms – Discontinued Operation

At September 30, 2002, Overhill Farms leased three manufacturing facilities in the Los Angeles, California area. Plant No. 1 is located in Inglewood, California and has 39,000 square feet of manufacturing area. Plants No. 2 and No. 3 are located in Vernon, California and have 49,000 and 27,000 square feet of manufacturing area, respectively. In addition to the manufacturing facilities, Overhill Farms also leased two dry goods warehouses of 13,500 and 11,500 square feet, a 7,700 square foot frozen storage facility in Inglewood, California and a 7,900 square foot office in Culver City, California. Overhill Farms’ recently acquired Chicago Brothers operations were conducted in leased facilities in San Diego, California consisting of manufacturing facilities of 33,300 and 30,000 square feet and a 9,400 square foot warehouse/administration facility. In 2003, Overhill Farms completed the consolidation of certain manufacturing and administrative functions into one consolidated facility in order to more efficiently and effectively meet current and future customer requirements.

ITEM 3. Legal Proceedings.

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The lawsuits each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company’s stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated several of the cases into a single action.

In March 2000, the District Court dismissed the plaintiffs’ claims against one of the Company’s officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. In November 2000, the District Court granted motions for summary judgment, disposing of all of the claims asserted by the plaintiffs. The plaintiffs appealed those decisions to the United States Court of Appeals for the Ninth Circuit.

On June 5, 2002, the Ninth Circuit rendered a decision that affirmed several of the trial court’s rulings, but reversed other rulings and remanded portions of the case for further proceedings in the District Court. On remand, the case was set for trial to commence in March 2003. In the days immediately prior to the scheduled trial date, the defendants offered to settle all claims advanced in the litigation in consideration of an aggregate payment of $13,000. In June 2003, the defendants paid $13,000 to the plaintiffs collectively, and the lawsuit was dismissed with prejudice, preventing the plaintiffs from refiling or advancing similar claims in the future.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, management believes (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company’s fiscal year ended September 30, 2002.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Prior to October 30, 2002, the Company’s common stock was listed on the American Stock Exchange and traded under the symbol “OVH.” In connection with the spin-off of Overhill Farms, the Company changed its name to TreeCon Resources, Inc., and trading in its common stock on the American Stock Exchange was voluntarily suspended on October 29, 2002. As of October 30, 2002, the Company’s common stock began quotation on the OTC Bulletin Board under the trading symbol “TCRS” until March 2003. There is no current established market for the Company’s common stock. The following table sets forth the range of high and low sales prices for the common stock on the American Stock Exchange for the periods indicated:

Fiscal 2002	High	Low
Quarter from October 1, 2001 to December 31, 2001	$0.9200	$0.6000
Quarter from January 1, 2002 to March 31, 2002	$0.9000	$0.7000
Quarter from April 1, 2002 to June 30, 2002	$1.0800	$0.6000
Quarter from July 1, 2002 to September 30, 2002	$0.8900	$0.5000

Fiscal 2001	High	Low
Quarter from October 1, 2000 to December 31, 2000	$1.0000	$0.5000
Quarter from January 1, 2001 to March 31, 2001	$1.1875	$0.6000
Quarter from April 1, 2001 to June 30, 2001	$0.7700	$0.5000
Quarter from July 1, 2001 to September 30, 2001	$1.0900	$0.5000

The Company has never paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. Rather, the Company intends to utilize any earnings for the payment of its obligations. Such policy is subject to change based on current industry and market conditions as well as other factors beyond the control of the Company. In addition, the Company’s ability to pay dividends is restricted by the Company’s and TTI’s arrangements with their creditors.

As of September 29, 2003, the Company had 198 stockholders of record.

As of September 30, 2002, the Company did not have any outstanding options to purchase its common stock. As of September 30, 2002, 775,000 shares were available for grant under the Company’s 1994 Employee Stock Option Plan (as amended), which had previously been approved by the Company’s stockholders.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the Company for each of the fiscal years ended September 30, 2002, 2001, 2000, 1999 and 1998. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes included elsewhere herein.

	Fiscal Year Ended September 30
	(Thousands of Dollars Except Per Share Data)
	2002		2001	2000	1999	1998
Income Statement Data:
Revenues	$38,700		$43,295	$44,057	$45,812	$48,049
Operating Income (Loss)	(3,735	)(a)	(119)	(261)	1,109	2,656
Income (Loss) From Continuing Operations	(5,698	)(a)	(2,621)	1,765	(1,192)	167
Net Income (Loss)	$(4,980	)(a)	$(1,082)	$3,821	$(1,598)	$(329)

Per Share Data - Basic and Diluted:
Income (Loss) From Continuing Operations	$(.31)		$(.15)	$.12	$(.08)	$—
Discontinued Operations	.04		.09	.11	(.02)	(.03)
Net Income (Loss)	$(.27)		$(.06)	$.23	$(.10)	$(.03)

Weighted Average Shares Outstanding – Basic	18,615,464		17,845,793	17,812,464	16,947,195	14,552,462
Weighed Average Shares Outstanding – Diluted	18,615,464		17,845,793	18,110,421	16,947,195	16,452,433

(a)	In the fourth quarter of fiscal year 2002, the Company recorded a goodwill impairment charge of approximately $3.6 million.

	As of September 30
	(Thousands of Dollars)
	2002	2001	2000	1999	1998
Balance Sheet Data:
Total Assets	$55,018	$65,193	$69,523	$68,108	$56,162
Long Term Debt	1,441	—	—	1,238	5,913
Long Term Notes Payable and Accrued Interest to Related Party	22,333	22,338	20,746	17,915	16,307
Total Liabilities	51,951	57,145	60,410	62,658	49,561
Accumulated Deficit	(24,778)	(19,797)	(18,716)	(22,889)	(21,200)
Stockholders’ Equity	3,067	8,048	9,113	5,450	6,601

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net Revenues - For the year ended September 30, 2002, the Company’s revenues decreased $4,596,000 (10.6%) to $38,700,000 as compared to $43,296,000 for the fiscal year ended September 30, 2001. During the current fiscal year, net revenues from the equipment segment decreased $5,013,000 from 2001 due primarily to a continued softness in the East Texas timber market. Revenues from the timber segment increased $417,000 in 2002 due primarily to increased demand for the Company’s treated timber products and higher overall production at its sawmill operation as compared to the previous fiscal year.

Gross Profit - For the year ended September 30, 2002, the Company’s gross profit decreased $415,000 to $7,485,000 as compared to $7,900,000 for the fiscal year ended September 30, 2001. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2002 was 19.3% compared to 18.2% in the prior year. The gross profit in the Company’s equipment segment increased to 25.6% of revenues in 2002 from 20.6% in 2001 due primarily to a change in the sales mix from the lower margin sales of major units to the higher margin sales of used equipment. The gross profit in the Company’s timber segment increased to 16.6% of revenues in 2002 from 12.2% in 2001, which is primarily attributable to efficiency and productivity increases in the Company’s timber segment.

Selling, General and Administrative Expenses - Selling general and administrative expenses for the fiscal year ended September 30, 2002 decreased $411,000 (5.1%) to $7,607,000 in 2002 from $8,018,000 in 2001. This decrease is primarily attributable to a decline in salaries and wages due to personnel reductions in the Company’s equipment segment and to the discontinuance of goodwill amortization during 2002 as compared to $283,000 of goodwill amortization recorded in fiscal 2001.

Goodwill Impairment – The Company adopted the provisions of SFAS No. 142, “Goodwill and Intangible Assets” effective October 1, 2001 and, accordingly, ceased amortization of goodwill. In connection with the requirements of SFAS No. 142, the Company performed an annual goodwill impairment test as of September 30, 2002, which primarily due to the continued softness in the East Texas forestry equipment market and the impact of an overall depressed economy resulted in the Company recording an impairment charge to write-off all of its $3.6 million in goodwill during the fourth quarter of the fiscal year ended September 30, 2002.

Other Expenses - Other expenses increased $592,000 to $2,234,000 in 2002 from $1,642,000 in 2001. This increase is primarily attributable to recorded losses of $1,013,000 related to Timberjack’s 49.9% investment in a construction company accounted for on the equity method. The operations of this company were substantially reduced during the latter part of fiscal 2002. See “Item 13—Certain Relationships and Related Transactions.” This loss was partially offset by a $379,000 decrease in interest expense due to a significant reduction in borrowings together with lower interest rates.

Income Taxes – Income tax expense (benefit) was ($271,000) in 2002 as compared to $860,000 in 2001. The income tax benefit in 2002 was primarily recorded as a result of utilizing net operating loss carryforwards to reduce taxable income generated by discontinued operations. In 2001, taxable income generated by discontinued operations was significantly higher, resulting in an offsetting income tax benefit related to continuing operations being recorded of approximately $1.3 million. However, during the fourth quarter of 2001, in connection with the planned spin-off of its Overhill Farms, Inc. subsidiary, the Company also recorded an additional $2.1 million valuation allowance against its net deferred tax assets, resulting in total net 2001 income tax expense from continuing operations of $860,000.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Net Revenues - For the year ended September 30, 2001, the Company’s revenues decreased $761,000 (1.7%) to $43,296,000 as compared to $44,057,000 for the fiscal year ended September 30, 2000. During 2001, net revenues from the equipment segment were $2.5 million lower than in 2000 due primarily to continued softness in the East Texas timber market, while net revenues from the timber segment increased $1.7 million in 2001 due primarily to increases in demand for the Company’s treated timber products and higher overall timber shipments as compared to fiscal 2000. The Company continued to diversify its equipment products during 2001 and opened a sales location in Houston, Texas during the fourth quarter in order to expand its marketing and distribution of New Holland construction equipment.

Gross Profit - For the year ended September 30, 2001, the Company’s gross profit increased $578,000 to $7,900,000 as compared to $7,322,000 for the fiscal year ended September 30, 2000. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2001 was 18.2% compared to 16.6% in the comparable prior year period. The 2001 increase is primarily attributable to efficiency and productivity increases in the Company’s sawmill operations within the timber segment. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2001 for the equipment segment did not significantly change from 2000 levels.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the fiscal year ended September 30, 2001 increased $434,000 (5.7%) to $8,018,000 as compared to $7,584,000 for the fiscal year ended September 30, 2000. This increase is primarily attributable to increased operating expenses related to the opening of the new construction equipment sales facility, higher bad debt and warranty related expenses and higher legal expenses offset by a decrease in selling, general and administrative expenses at the Company’s sawmill operations.

Other Expenses - For the fiscal year ended September 30, 2001, net other expenses increased $337,000 from the comparable 2000 period due primarily to a decrease in interest income and other due to lower interest income on notes receivable and the 2000 balance including a $240,000 gain on the sale of land, offset by a decrease in interest expense due primarily to lower interest rates in 2001.

Income Taxes - For the fiscal year ended September 30, 2001, the Company recorded a net income tax provision of $860,000 compared to a net income tax benefit of $3,330,000 recorded for the fiscal year ended September 30, 2000. During the fourth quarter of 2001, in connection with the planned spin-off of its Overhill Farms, Inc. subsidiary, the Company recorded an additional $2.1 million valuation allowance against its net deferred tax assets. This 2001 provision was offset by a $1.3 million tax benefit taken as a result of the use of its net operating loss carryforward to reduce taxable income generated by Overhill Farms, Inc. For the fiscal year ended September 30, 2000, the $3.3 million income tax benefit was primarily attributable to a $2.1 million decrease in the valuation allowance against the Company’s net deferred tax assets and a $1.2 million income tax benefit taken as a result of the use of its net operating loss carryforward to reduce taxable income generated by Overhill Farms. The results of operations for the Company’s Overhill Farms, Inc. subsidiary are presented within the consolidated financial statements as discontinued operations. For the fiscal year ended September 30, 2001 and 2000, the net results of Overhill Farms’ operations are presented in the consolidated statements of operations net of $1.3 million and $1.2 million in income tax expense, respectively.

Liquidity and Capital Resources

Principal sources of liquidity for the Company are cash flow from operations, cash balances and additional financing capacity. The Company’s cash and cash equivalents increased $1,641,000 to $2,328,000 at September 30, 2002, compared to $687,000 at September 30, 2001.

The Company’s operating activities in 2002 resulted in cash provided of $5,657,000, as compared to a use of cash of $168,000 in 2001. The increase in cash provided during the current year is generally due to cash favorable changes in operations, together with reductions in receivables and inventories occurring as a result of the Company’s continued focus on receivable collection and inventory management initiatives offset somewhat by reductions in trade accounts payable primarily related to the reduction in inventories.

The Company’s investing activities for the year ended September 30, 2002 resulted in cash provided of $2,319,000 in 2002 as compared to a use of cash of $1,791,000 in 2001. The cash provided in 2002 resulted primarily from reductions in Timberjack’s notes and other receivables, cash received from Overhill Farms, Inc., and payments received on notes receivable, all of which were reduced by the Company’s capital expenditures.

The Company’s financing activities for the current year resulted in a use of cash of $6,334,000, as compared to cash provided of $1,681,000 in 2001. The current year results were due primarily to TTI using available cash from operating and investing activities to effect a significant reduction in short-term borrowings under Timberjack’s credit facilities, which were restructured during 2002.

In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock of TTI. As of each maturity date thereafter, Mr. Estes has entered into agreements with the Company to modify and extend the term of the note. As of September 30, 2002, the note had a total unpaid balance of $22,333,000 (principal of $16,347,000 and accrued interest of $5,986,000), bearing interest at 9% per annum with a maturity date of October 10, 2002. Subsequent to fiscal year end, the Company and Mr. Estes agreed to a further extension of the maturity date of the unpaid balance of $22,333,000 at October 10, 2002, with interest thereon at 9% to maturity on October 31, 2003. The arrangement allows for principal and interest payments to be made with amounts upstreamed to the Company by Timberjack for the payment of taxes (subject to the approval of Timberjack’s Board of Directors and its lenders). Consideration for this extension was a cash payment of $70,000 by the Company to Mr. Estes. As the collateral pledged against the note payable to Mr. Estes represents all of the Company’s ownership of its only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would be a material adverse effect on the Company’s ability to continue as a going concern.

Quantum Fuel and Refining, Inc. (“Quantum”), when acquired by SFP, had a note payable to Mr. Estes. As of September 30, 2002, the note had a total unpaid balance of $1,596,264 (principal of $1,000,000 and accrued interest of $596,264), bearing interest at 12% per annum with a maturity date of October 31, 2002, and collateralized by the assets of Quantum. In February 2003, SFP exchanged all of its ownership in Quantum to TTI’s minority partner in SFP for the approximate 25% minority position in SFP. Based upon the Company’s estimates as to the values exchanged in the transaction, SFP recorded a $160,000 impairment loss against the Quantum assets held for sale during the fiscal year ended September 30, 2002, which was classified as a component of other income (expenses).

At September 30, 2001, TTI and its subsidiary SFP had notes payable to Bank of America, N.A. (“Bank of America”) totaling approximately $7.8 million. In April 2002, pursuant to borrowings under loan agreements reached with First Bank & Trust East Texas (“FB&T”) and BancorpSouth Bank (“BancorpSouth”), TTI and SFP repaid all amounts due and owing to Bank of America.

The new TTI arrangement with FB&T provides TTI with a $5.0 million line of credit expiring in April 2003, bearing interest at prime (approximately 4.75% at September 30, 2002) and collateralized by certain assets of TTI. At September 30, 2002, the Company had borrowings of $2.2 million and availability for future borrowings of $2.8 million. In June 2003, after receiving a short-term extension of credit past maturity by FB&T, TTI renewed its arrangement with FB&T on substantially the same terms and conditions through April 2004.

TTI has a $1.0 million and a $1.5 million term note payable to BancorpSouth due in monthly installments of $31,000 and $67,000, respectively, including interest at 5.975% and 6.275%, respectively. Amounts payable under these notes are collateralized by a significant portion of TTI’s inventory and real estate and are guaranteed by TreeCon Resources, Inc.

TTI has a floor plan arrangement with New Holland Credit Corporation to finance equipment purchases. At September 30, 2002 borrowings under this arrangement amounted to approximately $2.8 million. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment. If the equipment is not sold within the predetermined time period, interest accrues at prime plus 1.25% (approximately 6.0% at September 30, 2002).

TTI and Harold Estes, jointly and severally, have a note payable to AgriLand, PCA for $856,000, which was issued in connection with the purchase of certain sawmill property and buildings by SFP. This note is payable in monthly installments of $20,103 and bears interest at a rate of 6.0% per annum. This note matures on October 1, 2006 and is collateralized by the SFP sawmill property and equipment.

With the exception of the Company’s $22.3 million note payable and accrued interest payable to Mr. Harold Estes, the Company believes that the funds available to it from operations and existing capital resources will be adequate for its capital requirements for the next twelve months. Further, the Company intends to seek an extension of its note payable to Mr. Estes prior to its maturity, consistent with multiple extensions successfully received over the past decade, though no assurances can be made that such extension will be granted on favorable terms and conditions, if at all. If the Company is not successful in obtaining an extension of the maturity date of this note, the Company does not currently expect to otherwise have the resources necessary to satisfy such obligation on or before October 31, 2003. Accordingly, until there is a satisfactory resolution of this uncertainty, substantial doubt exists with respect to the Company’s ability to continue as a going concern for the next twelve months.

Contractual Obligations and Commitments

The following table summarizes TreeCon Resources, Inc.’s contractual obligations and commitments at September 30, 2002. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable	$5,153,055	$5,153,055	$—	$—	$—
Long-term debt	2,682,428	1,241,809	1,440,619
Notes and interest payable to a related party	23,928,878	1,596,264	22,332,614

Total contractual cash obligations	$31,764,361	$7,991,128	$23,773,233	$—	$—

TTI relies on three suppliers for the majority of its new units and parts. As of September 30, 2002, TTI had commitments to purchase inventory from these suppliers amounting to $1,267,000.

TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 2002, TTI’s guarantees totaled approximately $2,646,000 on total customer indebtedness of approximately $12,270,000. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income on the accrual basis and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to approximately $524,000 at September 30, 2002, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company’s reserve for credit guarantees. The Company has not historically recorded significant losses as a result of its guarantees.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company generally recognizes revenue when products are shipped, which is when title and risk of loss pass to the buyer, or when services are performed, and provides for estimated returns and allowances at the time of sale. However, a portion of the Company’s business relates to the sale of equipment through installment sales contracts. Revenue is recognized on these accounts using the installment method due to frequent late payments, periodic repossessions and related uncertainty with respect to ultimate realization at the time of sale. Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received, based on the relative percentage of transaction profit to sales price. Given the uncertainty with respect to ultimate collection, interest on installment contracts is recognized on a cash basis.

Allowance for Doubtful Receivables. The Company accounts for bad debts on accounts receivable using the reserve method. Allowances are established based on a percentage of parts sales, past bad debt experience, the makeup of the current portfolio and current market conditions. Allowances for doubtful notes receivable are established if, at the date of valuation, management believes it is probable that a loss exists in the portfolio based on an evaluation of the individual notes included in the portfolio, payment history, and the expected credit risk based on subject collateral, if any. Bad debts on sales contracts receivable are accounted for using the reserve method. After reviewing economic conditions, as well as historical trends and collateral values, the Company evaluates its allowance for doubtful sales contracts based on the estimated loss exposure at any given time in the portfolio, which has historically not been significant in comparison to the total portfolio amount.

Historically, the Company’s estimates of bad debts related to its various receivables have been adequate to cover actual losses. Uncollectible accounts written off, net of recoveries, were $338,200, $460,252 and $477,247 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The Company’s estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively certain. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, the Company believes its allowances for doubtful receivables are fairly stated as of September 30, 2002.

Impairment of Long-Lived Assets. When long-lived asset impairment indicators are present, the Company evaluates impairment of long-lived assets in accordance with SFAS No. 144 by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded, if any, for the amount by which the carrying value of such assets exceeds their fair values. Projections of undiscounted cash flows inherently involve management’s subjective estimates and assumptions regarding future expected operating results. Actual results could differ from management estimates. In 2002, the Company recorded an approximate $160,000 impairment related to assets of its Quantum Fuel & Refining, Inc. subsidiary, which were held for sale as of September 30, 2002. No other impairments of long-lived assets were recorded by the Company in fiscal 2002, 2001 or 2000. In 2002, the Company did record an impairment of goodwill recorded as an operating expense of $3.6 million (See Note 2 to the consolidated financial statements).

Income Taxes. Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or not the Company believes such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of September 30, 2002, the Company has recorded a valuation allowance against all of its net deferred tax assets that relate to its continuing operations as it believes such amount is not likely to be recoverable given the Company’s recent history of operating losses. In making this determination, in addition to recent negative evidence of historical cumulative losses, management also considered negative evidence of no carryback period being available and no significant available tax planning strategies that can be used to generate future taxable income sufficient for recovery of its deferred tax assets.

Recent Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of a non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The Company is currently in the process of evaluating the impact, if any, of Interpretation No. 45 on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. The Company is currently evaluating the impact, if any, of Interpretation No. 46 on its consolidated financial statements.

In November 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). These rules supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company adopted SFAS 144 as of October 1, 2001 and such adoption did not have a material impact on its financial condition, results of operations and cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk – Obligations. The Company is subject to interest rate risk on its variable interest rate obligations. Based upon outstanding amounts of variable rate obligations as of September 30, 2002, a hypothetical 10% increase in average market interest rates would increase interest expense on outstanding variable rate debt by approximately $27,000. Additionally, the Company is subject to interest rate risk on its fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of September 30, 2002, a hypothetical 10% decrease in average market interest rates would not significantly increase the fair value of outstanding fixed rate debt.

Interest Rate Risk – Assets. TTI periodically makes advances under promissory notes to certain unrelated individuals and corporations, and sells equipment to individuals under installment sales contracts with terms generally from 12 to 18 months. The Company’s notes and sales contracts receivable generally have fixed interest rates ranging from 8% to 18%, depending upon the nature of the collateral, if any, and the credit worthiness of the related customer. The value of these notes is subject to market risk due to changing interest rates, although such risk is partially mitigated generally by the shorter-term nature of these receivables. Based upon outstanding amounts of notes and sales contracts receivable as of September 30, 2002, a hypothetical 10% increase in average market interest rates would decrease the fair value of these outstanding receivables by an immaterial amount.

The Company does not own, nor does it have an interest in any other market risk sensitive instruments. See Item 1 “Description of Business.”

ITEM 8. Financial Statements.

See Index to Consolidated Financial Statements included in Item 15.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the directors and executive officers of the Company as of September 30, 2002.

Name	Age	Position
James Rudis	53	Chairman of the Board, Chief Executive Officer and President

William E. Shatley	57	Former Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Michael F. Buck	65	Director

George R. Schrader	72	Director

James Rudis was elected to the Board of Directors (the “Board”) in December 1992 and has served as Chairman and Chief Executive Officer since February 1998 and President since July 1997. Mr. Rudis has agreed to serve in his current capacity in the transition following the spin-off of Overhill Farms, Inc. and has indicated his intention to resign in the near future. He also served as Executive Vice President of the Company from March 1994 until July 1997. Prior to his employment with the Company, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company’s Commercial Finance Division.

William E. Shatley was named as Senior Vice President of the Company in March 1994 and was elected to the Board in February 1998. He joined the Company in an executive capacity in October 1993, having previously served the Company on an advisory basis since the relocation of its corporate offices to Texas in 1992. Mr. Shatley, a Certified Public Accountant since 1970, previously conducted his own consulting and accounting practice from 1982 to 1993, after having served as Vice President and Chief Financial Officer of Datotek, Inc. from 1977 to 1982 and in an executive capacity with Arthur Andersen from 1968 to 1977. Mr. Shatley resigned from the Company as an officer and director effective upon the spin-off of Overhill Farms, Inc. on October 29, 2002.

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

George R. Schrader was appointed as a director in March 1994. For the last five years, he has been a named member of Schrader & Cline, LLC, a financial and governmental management consulting firm. From 1983 to 1993, he was a principal of Schrader Investment Company, whose activities paralleled those of Schrader & Cline, LLC. Mr. Schrader’s additional experience includes ten years as City Manager for the city of Dallas, Texas and a total of nine years experience as City Manager for the Texas cities of Mesquite and Ennis.

Significant Employees

Mr. Harold Estes, although not an executive officer, is considered to be a key employee of the Company. Mr. Estes, age 63, is the President of Texas Timberjack, Inc., a wholly owned subsidiary of the Company. He was elected as a director in February 1996 and resigned from the Board in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Estes has been President of TTI since 1984, when he acquired that company from Eaton Corporation.

Mr. Mike S. Boatman, although not an executive officer, is considered to be a key employee of the Company. Mr. Boatman, age 52, is the Vice President and Controller of Texas Timberjack, Inc., a wholly owned subsidiary of the Company. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Boatman joined Texas Timberjack in 1986 and was elected to the Texas Timberjack, Inc. Board of Directors in 1992. Mr. Boatman has been a Certified Public Accountant since 1991. As Vice President and Controller of Texas Timberjack, Inc., the only operating subsidiary of TreeCon Resources, Inc., Mr. Boatman is currently acting as the principal financial officer of the Company.

Meetings of the Board of Directors and its Committees

The Board has standing Compensation and Audit Committees. The Compensation Committee is comprised of Messrs. Buck and Schrader. The Compensation Committee did not meet during fiscal 2002 and met one time during fiscal 2001. The Compensation Committee (i) administers the Company’s employee stock option plans and approves the granting of stock options and (ii) approves compensation for officers.

The Audit Committee is comprised of Messrs. Buck and Schrader. The Audit Committee met one time during fiscal 2002 and one time during fiscal 2001. The Audit Committee operates pursuant to a Charter approved by the Company’s Board of Directors. Its functions are to (i) monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; and (iii) provide an avenue of communication among the Company’s independent accountants, financial and senior management and the Board of Directors.

The full Board of Directors met one time during fiscal 2002 and four times during fiscal 2001. On several other occasions during each fiscal year, the Board acted by the execution of unanimous written consents in lieu of meetings. Each director attended all meetings of the Board of Directors and each Committee on which such director served.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires the Company’s directors, officers and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the American Stock Exchange. Directors, officers and greater than 10 percent beneficial owners of the Company’s equity securities are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a).

Based upon (i) a review of the copies of forms furnished to the Company pursuant to the requirements of Section 16(a) and (ii) information received by the Company in connection with various purchases and sales of the Company’s equity securities, the Company believes that, during fiscal 2002, with the exception of Mr. Harold Estes, all filing requirements applicable to its directors, executive officers and greater than 10 percent beneficial owners were satisfied.

ITEM 11. Executive Compensation.

The following table sets forth for fiscal 2002, 2001 and 2000 compensation awarded or paid to Mr. James Rudis, the Company’s Chairman and Chief Executive Officer and Mr. William E. Shatley, the Company’s Former Senior Vice President, Secretary, Treasurer and Chief Financial Officer (collectively the “Named Executive Officers”), and other significant employees Mr. Harold Estes, President of Texas Timberjack, Inc. and Mr. Mike S. Boatman, Vice President and Controller of Texas Timberjack, Inc. and acting as principal financial officer of TreeCon Resources, Inc. Other than as indicated in the table below, no executive officer of the Company or Texas Timberjack, Inc. received salary plus bonus in excess of $100,000 for the year ended September 30, 2002.

Summary Compensation Table

									Long-Term Compensation Awards
		Annual Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Compensation			Options/SARs		All/Other Compensation
James Rudis Chairman, Chief Executive Officer, President and Director	2002 2001 2000	$ $ $	230,000 230,000 225,769	$ $ $	— 40,000 25,000	$ $ $	— — —	(1) (1) (1)	— 130,000 —	(2)	$ $ $	— — —

William E. Shatley Former Senior Vice President, Secretary Treasurer, and Chief Financial Officer	2002 2001 2000	$ $ $	168,000 168,000 165,000	$ $ $	— 15,000 15,000	$ $ $	— — —	(1) (1) (1)	— 100,000 —	(3)	$ $ $	— — —

Harold Estes President of Texas Timberjack, Inc.	2002 2001 2000	$ $ $	360,000 286,154 360,000	$ $ $	—	$ $ $	— — —	(1) (1) (1)	— — —		$ $ $	— — —

Mike S. Boatman Vice President and Controller of Texas Timberjack, Inc. and acting principal financial officer of TreeCon Resources, Inc.	2002 2001 2000	$ $ $	100,000 105,000 100,000	$ $ $	—	$ $ $	— — —	(1) (1) (1)	— — —		$ $ $	— — —

(1)	The Named Executive Officer or significant employee received certain perquisites and other personal benefits from the Company or Texas Timberjack, Inc. during fiscal 2002, 2001 and 2000. These perquisites and other personal benefits, however, did not equal or exceed 10% of the Named Executive Officer’s or significant employee’s salary and bonus, or $50,000, during fiscal 2002, 2001 or 2000.
(2)	Consists of 130,000 shares subject to repricing from $2.00 per share to $0.75 per share. These options were exercised in September 2001.
(3)	Consists of 100,000 shares subject to repricing from $2.00 per share to $0.75 per share. These options were exercised in September 2001.

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

The philosophy of the Company’s compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include achieving a strong financial posture, increasing the assets of the Company, positioning the Company’s assets and business operations in geographic markets and industry segments offering long term growth opportunities, enhancing shareholder value and ensuring the survival of the Company. The accomplishment of these objectives is measured against conditions prevalent in the industries within which the Company operates. In recent years these conditions reflect a highly competitive market environment and rapidly changing regional, geographic and overall industry market conditions.

The available forms of executive compensation include base salary, cash bonus awards and incentive stock options. Performance of the Company is a key consideration (to the extent that such performance can fairly by attributed or related to such executive’s performance), as well as the nature of each executive’s responsibilities and capabilities. The Company’s compensation policy recognizes, however, that stock price performance is only one measure of performance and, given industry business conditions and the long term strategic direction and goals of the Company, it may not necessarily be the best current measure of executive performance. Therefore, the Company’s compensation policy also gives consideration to the Company’s achievement of specified business objectives when determining executive officer compensation. Compensation paid to executive officers is based upon a Company-wide salary structure consistent for each position relative to its authority and responsibility compared to industry peers.

Based on comparative industry data, and after due consideration to the factors mentioned above, the Compensation Committee set Mr. Rudis’ salary at $230,000 for fiscal 2002. The Compensation Committee believes that the compensation of the Company’s other executive officer and that of the other significant employees was reasonably related to the performance of the Company and of those individuals during fiscal 2002.

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

Common Stock Performance Table

The following performance table compares the five-year cumulative return of the Common Stock with that of a Broad Market Index (American Stock Exchange) and a Published Industry Index (MG Industry Group 342 - Food and Beverage - Processed and Packaged Goods). Each index assumes $100 invested at September 30, 1997, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization. For the periods following the spin-off of Overhill Farms, the Company will utilize a new Published Industry Index (MG Industry Group 752 – Industrial Equipment Wholesale) to reflect the Timberjack business.

Comparative Five-Year Total Returns

TreeCon Resources, Inc., Broad Market and Peer Group

(Performance Results Through 9/30/02)

Company	1997	1998	1999	2000	2001	2002
TreeCon Resources, Inc.	100.00	24.14	37.93	48.28	38.62	46.90

Processed/Packaged Goods	100.00	94.86	93.04	111.39	130.36	142.27

AMEX Market Index	100.00	87.35	101.72	121.65	91.22	99.09

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of Common Stock as of the September 29, 2003 by each person or group who owned, to the Company’s knowledge, more than five percent of the Common Stock, each of the Company’s directors, the Company’s Chief Executive Officer, the Company’s former Chief Financial Officer, certain significant employees and all of the Company’s directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
James Rudis(2)	557,900	3.0%
William E. Shatley(2)	404,700(3)	2.2
Michael F. Buck(2)	60,100	*
George R. Schrader(2)	80,000	*
Harold Estes(2)	4,267,800	22.9
Mike S. Boatman(2)	234,300	1.3
All directors and executive officers as a group (Mssrs. Rudis, Buck and Shrader)	698,000	3.7

*	Less than 1%.
(1)	Except as noted, to the knowledge of the Company, the listed persons and entities have sole investment power and sole voting power as to all shares of Common Stock for which they are identified as being the beneficial owners. Information as to beneficial ownership has been furnished to the Company by such persons. Such presentation is based on 18,615,464 shares of Common Stock outstanding as of September 24, 2003. Mr. Harold Estes, President of Texas Timberjack, Inc., is also a secured creditor of TreeCon Resources, Inc. Collateral against outstanding obligations to Mr. Estes is 100% of the common stock of Texas Timberjack, Inc., the Company’s sole operating subsidiary.
(2)	The address for Mr. Rudis and Mr. Shatley is 2727 East Vernon Avenue, Vernon, California, 90058. Mr. Buck’s address is 1247 Wooster Place, Wooster, OH 44691. Mr. Schrader’s address is 4800 Broadway, Suite A, Addison, Texas 75001. The address for Mr. Estes and Mr. Boatman is 6004 South U.S. Highway 59, Lufkin, Texas 75901.
(3)	Includes 158,200 shares that Mr. Shatley may be deemed to beneficially own as a general partner in a family limited partnership.

ITEM 13. Certain Relationships and Related Transactions.

Notes Payable and Accrued Interest to Related Party

In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes, President of TTI) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock and certain assets of TTI. As of each maturity date thereafter, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2002, the note had a total unpaid balance of $22,332,614 (principal of $16,347,191 and accrued interest of $5,985,423), bearing interest at 9% per annum with a maturity date of October 10, 2002. The Company and Mr. Estes, subsequent to September 30, 2002, agreed to a further extension of the maturity date to October 31, 2003, under substantially the same terms and conditions. Consideration for this extension was a cash payment of $70,000 by the Company to Mr. Estes, which will be amortized over the period from the extension to October 31, 2003 as additional financing costs.

Quantum Fuel and Refining, Inc. (“Quantum”), when acquired by SFP, had a note payable to Mr. Estes. As of September 30, 2002, the note had a total unpaid balance of $1,596,264 (principal of $1,000,000 and accrued interest of $596,264), bearing interest at 12% per annum with a maturity date of October 31, 2002, and collateralized by the assets of Quantum. In February 2003, SFP exchanged all of its ownership in Quantum to TTI’s minority partner in SFP for the approximate 25% minority position in SFP. Prior to the transaction, as of September 30, 2002, an impairment loss of $160,000 was recorded to reduce the carrying value of the assets held for sale.

Advances to Related Parties

In September 2000, in exchange for approximately $400,000 of raw timber inventory and the assumption of certain liabilities, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc. (“Quantum”) from TTI’s minority partner in SFP. Quantum’s assets primarily consist of a non-operating refinery in Egan, Louisiana. Liabilities assumed included a $1.0 million note payable to Harold Estes, President of TTI, along with accrued interest payable to Mr. Estes thereon. SFP acquired the assets of Quantum for resale and has classified the assets as held for sale since the date of acquisition. In February 2003, SFP sold 100% of the common stock of Quantum back to TTI’s minority partner in SFP, and received in exchange the aforementioned minority partner’s 24.95% ownership interest in SFP, which then became a wholly-owned subsidiary of TTI. The transaction is retroactive to each party as of September 30, 2002.

TTI’s 25% minority partner in SFP was a guarantor of TTI’s and SFP’s note payable to, and SFP’s revolving line of credit facility with, Bank of America, N.A. The father of TTI’s 25% minority partner in SFP is a former officer of SFP. As of September 30, 2002 and 2001, the Company has total receivables of $683,000 and $685,000, respectively, from this former officer of SFP or from companies owned or controlled by such officer, of which approximately $186,000 and $188,000, respectively, are unsecured.

During the fiscal years ended September 30, 2002, 2001 and 2000, TTI recorded sales of approximately $0, $517,000 and $722,000, respectively, to Tony Currie Construction, LLC, of which TTI is a 49.9% owner. TTI accounts for this investment under the equity method. Additionally, during the fiscal years ended September 30, 2002, 2001 and 2000, TTI recorded income from the sale of equipment to and interest income on receivables from the partnership of $0, $94,000 and $150,000, respectively.

The Company has an ownership interest in two unconsolidated real estate partnerships. In prior years the Company has guaranteed the debt of these partnerships, which was collateralized by assets of the partnerships. At September 30, 2002, no guarantees were in effect for these partnership debts.

In connection with the purchase of TTI, the Company acquired a note receivable from an officer of TTI. The note has been renewed and extended each year since issuance, is currently due in 2007 and is collateralized by marketable securities. As of September 30, 2002 and 2001, the balance outstanding was $374,533 and $363,234, respectively, and the note has been classified as a noncurrent related party receivable. Unsecured receivables from other employees totaled $77,877 at September 30, 2002.

As of September 30, 2002, the Company had an unsecured note receivable of $92,368 from a former officer of SFP; a note receivable of $404,507 from a company owned by the aforementioned former officer which is secured by the assets of that company; and an unsecured note receivable of $185,823 from another company owned by the aforementioned former officer.

As of September 30, 2002 and 2001, approximately $683,000 and $497,000, respectively, of related party receivables are represented by notes which are no longer accruing interest as the Company believes the interest is not collectible. As of September 30, 2002 and 2001, the Company has provided allowances for doubtful accounts of approximately $345,000 against all related party receivables as of those dates. The Company expects remaining amounts due under related party receivables to be realized either through collection or receipt of related collateral.

Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 2002 and 2001, the insurance premium receivable was approximately $600,000.

TTI and Harold Estes, President of TTI and a significant stockholder of the Company, jointly and severally, have a note payable to AgriLand, PCA for $856,000 related to the purchase of the SFP sawmill property and buildings. The note is payable in monthly installments of $20,103, and bears interest at a rate of 6.0%. This note matures on October 1, 2006 and is collateralized by the SFP sawmill property and certain assets of TTI.

During the year ended September 30, 2001, the exercise price of options granted in 1996 under the Company’s 1994 Employee Stock Option Plan (the “Plan”) to purchase an aggregate 290,000 shares of the Company’s common stock was reduced to $0.75 per share from $2.00 per share. Of these options,

•	options to purchase 130,000 shares were held by James Rudis, Chief Executive Officer, President and Director;

•	options to purchase 30,000 shares were held by Michael F. Buck, Director;

•	options to purchase 30,000 shares were held by George R. Schrader, Director; and

•	options to purchase 100,000 shares were held by William E. Shatley, Former Senior Vice President, Secretary, Treasurer, Chief Financial Officer and Director.

No compensation expense was recorded in connection with these repricings, as the options were repriced above fair market value. All of these repriced options were exercised in September 2001.

In addition to the repriced options, Mr. Buck and Mr. Schrader also exercised options to purchase 30,000 and 50,000 shares of the Company’s common stock, respectively, granted under the Plan in 1998; and Mr. Rudis and Mr. Shatley each also exercised options to purchase 146,500 shares which were granted under individual option plans in 1993. These option exercises by each of Mr. Rudis, Mr. Buck, Mr. Schrader and Mr. Shatley in September 2001 were exercised with the issuances of 2-year promissory notes to the Company in an aggregate amount of $497,250, bearing interest at 3.82% and collateralized by the shares issued. The outstanding principal amounts of the notes were, at September 30, 2002:

•	$207,375 for Mr. Rudis,

•	$45,000 for Mr. Buck,

•	$60,000 for Mr. Schrader, and

•	$184,875 for Mr. Shatley.

In connection with the spin-off in October 2002, the Company assigned the notes receivable from Messrs. Rudis and Shatley to Overhill Farms, Inc.

PART IV

ITEM 14. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer of the Company and Vice President and Controller of Texas Timberjack, Inc., acting as principal financial officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, except as described further below. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

The Company’s evaluation, carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer of the Company and Vice President and Controller of Texas Timberjack, Inc., acting as principal financial officer of the Company, concluded that the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 were not effective to cause the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and Current Reports on Form 10-Q for the quarterly periods ended December 31, 2002, March 31, 2003 and June 30, 2003, to be reported within the time periods specified in the Commission’s rules and forms. The Company is currently in the process of restructuring its financial reporting functions and implementing new disclosure controls and procedures.

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. and 2. Financial Statements and Financial Statement Schedules.

1.	The following consolidated financial statements of TreeCon Resources, Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended September 30, 2002, are included in Item 8:

	Report of Independent Auditors	F-2

	Consolidated Balance Sheets—September 30, 2002 and 2001	F-3

	Consolidated Statements of Operations—Years ended September 30, 2002, 2001 and 2000	F-5

	Consolidated Statements of Stockholders’ Equity—Years ended September 30, 2002, 2001 and 2000	F-7

	Consolidated Statements of Cash Flows—Years ended September 30, 2002, 2001 and 2000	F-8

	Notes to Consolidated Financial Statements	F-11

2.	The following consolidated financial statement schedules of TreeCon Resources, Inc. and subsidiaries are included in Item 15(a):

	Schedule I —Condensed Financial Information of Registrant	F-36
	Schedule II —Valuation and Qualifying Accounts	F-40

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

3.1	Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company’s registration statement on Form S-8 [No. 33-82008], filed with the Commission on July 27, 1994 [the “1994 Form S-8”])

3.2	Bylaws of Polyphase Corporation, as amended April 26, 1999 (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 [the “1999 Form 10-K”])

3.3	Certificate of Amendment of Articles of Incorporation of Polyphase Corporation, as adopted by stockholders on March 1, 2001 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

4.1	Certificate of Designation relating to the Series A-3 Preferred Stock (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 [the “1995 Form 10-K”])

†10.1	Stock Option Agreement for James Rudis (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-B, filed with the Commission on August 27, 1994 [the “Form 8-B”])

†10.2	Stock Option Agreement for William E. Shatley (incorporated by reference from Exhibit 10.6 to the Form 8-B)

†10.3	Employment Agreement, dated as of November 1, 1993, between Harold Estes and Texas Timberjack, Inc. (incorporated by reference from Exhibit 2 to the Company’s Form 8-K dated June 24, 1994 [the “1994 Form 8-K”])

10.4	Pledge Agreement, dated as of June 24, 1994, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit 10.10 to the Form 8-B)

10.5	Security Agreement, dated as of June 24, 1994, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from Exhibit 10.11 to the Form 8-B)

10.6	Stock Option Agreement, dated as of October 21, 1992, between Polyphase Corporation and the Pyrenees Group (incorporated by reference from Exhibit 10.12 to the Form 8-B)

10.7	Promissory Note in the amount of $2,000,000, from Pyrenees Group, as maker, to Polyphase Corporation, dated November 1, 1995, related to the exercise of options on Series D Preferred Stock (incorporated by reference from Exhibit 10.29 to the 1995 Form 10-K)

10.8	Security Agreement, dated as of November 1, 1995, between Pyrenees Group and Polyphase Corporation (incorporated by reference from Exhibit 10.30 to the 1995 Form 10-K)

10.9	Convertible Preferred Stock Purchase Agreement, dated as of November 10, 1995, by and between Polyphase Corporation and Infinity Investors, Limited (incorporated by reference from Exhibit 10.32 to the 1995 Form 10-K)

†10.10	Stock Option Agreement for James Rudis dated July 23, 1996 (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 [the “1996 Form 10-K”])

†10.11	Stock Option Agreement for William E. Shatley dated July 23, 1996 (incorporated by reference from Exhibit 10.52 to the 1996 Form 10-K)

†10.12	Stock Option Agreement for Michael F. Buck dated July 23, 1996 (incorporated by reference from Exhibit 10.53 to the 1996 Form 10-K)

†10.13	Stock Option Agreement for George R. Schrader dated July 23, 1996 (incorporated by reference from Exhibit 10.54 to the 1996 Form 10-K)

10.14	Term Loan Agreement in the amount of $22,500,000, dated December 4, 1997, among Overhill Farms, Inc. as borrower, Polyphase Corporation as guarantor and The Long Horizon Fund, L.P. as lender (incorporated by reference from Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 [the “1997 Form 10-K”])

10.15	Common Stock Purchase Warrant, dated December 4, 1997, between Overhill Farms, Inc. and The Long Horizons Fund, L.P. (incorporated by reference from Exhibit 10.69 to the 1997 Form 10-K)

10.16	Voting Rights Agreement, dated December 4, 1997, among Polyphase Corporation, The Long Horizons Fund, L.P. and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.70 to the 1997 Form 10-K)

10.17	Warrant to Purchase 500,000 Shares of Common Shares of Polyphase Corporation by Black Sea Investments, Ltd., dated August 29, 1997 (incorporated by reference from Exhibit 10.76 to the 1997 Form 10-K)

10.18	Offshore Securities Subscription Agreement to purchase 7,500 Shares of Series F 6% Convertible Preferred between Polyphase Corporation and Black Sea Investments, Ltd., dated August 29,1997 (incorporated by reference from Exhibit 10.77 to the 1997 Form 10-K)

10.19	Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch World Income Fund, Inc. (incorporated by reference from Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 [the “1998 Form 10-K])

10.20	Common Stock Purchase Warrant, dated April 24, 1998, covering 105,000 shares issued to Merrill Lynch Convertible Fund, Inc. (incorporated by reference from Exhibit 10.82 to the 1998 Form 10-K)

10.21	Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1) (incorporated by reference from Exhibit 10.83 to the 1998 Form 10-K)

10.22	Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch Convertible Fund, Inc. (w-1a) (incorporated by reference from Exhibit 10.84 to the 1998 Form 10-K)

10.23	Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2) (incorporated by reference from Exhibit 10.85 to the 1998 Form 10-K)

10.24	Common Stock Purchase Warrant, dated April 24, 1998, covering 52,500 shares issued to Merrill Lynch World Income Fund, Inc. (w-2a) (incorporated by reference from Exhibit 10.86 to the 1998 Form 10-K)

10.25	Registration Rights Agreement, dated as of April 24, 1998, among Polyphase Corporation, Merrill Lynch World Income Fund, Inc. and Merrill Lynch Convertible Fund, Inc. (incorporated by reference from Exhibit 10.87 to the 1998 Form 10-K)

10.26	Loan Agreement in the amount of $12,000,000 dated August 7, 1998 between NationsBank, as lender, and Texas Timberjack, as borrower (incorporated by reference from Exhibit 10.89 to the 1998 Form 10-K)

10.27	Security Agreement dated August 7, 1998 by Texas Timberjack to NationsBank (incorporated by reference from Exhibit 10.92 to the 1998 Form 10-K)

10.28	Guaranty, dated August 7, 1998, by Polyphase Corporation to NationsBank (incorporated by reference from Exhibit 10.88 to the 1998 Form 10-K)

†10.29	Stock Option Agreement for Michael F. Buck, dated March 17, 1998 (incorporated by reference from Exhibit 10.93 to the 1998 Form 10-K)

†10.30	Stock Option Agreement for George R. Schrader, dated March 17, 1998 (incorporated by reference from Exhibit 10.94 to the 1998 Form 10-K)

10.31	Stock Purchase Agreement, effective as of September 30, 1999, by and among Polyphase Corporation, Polyphase Instrument Acquisition Corporation and Polyphase Instrument Co. (incorporated by reference from Exhibit 10.76 to the 1999 Form 10-K)

10.32	Promissory Note, dated September 30, 1999 in the principal amount of $1,000,000, payable to the order of Polyphase Corporation, as payee, by Polyphase Instrument Acquisition Corporation, as maker (incorporated by reference from Exhibit 10.77 to the 1999 Form 10-K)

10.33	Pledge Agreement, entered into on September 30, 1999, by and between Polyphase Instrument Acquisition Corporation, as pledgor, and Polyphase Corporation, as secured party (incorporated by reference from Exhibit 10.78 to the 1999 Form 10-K)

10.34	Guaranty, executed as of September 30, 1999, by Polyphase Instrument Co., as guarantor, in favor of Polyphase Corporation, as payee, on promissory note executed by Polyphase Instrument Acquisition Corporation, as maker (incorporated by reference from Exhibit 10.79 to the 1999 Form 10-K)

10.35	Security Agreement entered into effective September 30, 1999, by and between Polyphase Instrument Co., as pledgor, and Polyphase Corporation, as secured party (incorporated by reference from Exhibit 10.80 to the 1999 Form 10-K)

†10.36	Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and James Rudis (incorporated by reference from Exhibit 10.81 to the 1999 Form 10-K)

†10.37	Employment Agreement, entered into as of November 1, 1999 between Polyphase Corporation and Overhill Farms, Inc., jointly and severally, and William E. Shatley (incorporated by reference from Exhibit 10.82 to the 1999 Form 10-K)

10.38	Settlement Agreement and Mutual Release of Claims, effective November 30, 1999, by and among Infinity Investors Limited, Polyphase Corporation, James Rudis, William E. Shatley, Michael F. Buck, and George R. Schrader (incorporated by reference from Exhibit 10.83 to the 1999 Form 10-K)

10.39	Loan and Security Agreement, dated November 24, 1999, between Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N.A. (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1999 [the “December 1999 Form 10-Q”])

10.40	Revolving Note, dated November 24, 1999, in the principal amount of $16,000,000, payable to the order of Union Bank of California, N.A., as payee, by Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.2 to the December 1999 Form 10-Q)

10.41	Continuing Guaranty, dated November 24, 1999, by Overhill L.C. Ventures, Inc. and Polyphase Corporation in favor of Union Bank of California, N.A. (incorporated by reference from Exhibit 10.3 to the December 1999 Form 10-Q)

10.42	Pledge Agreement, dated November 24, 1999, by Overhill Farms, Inc., Polyphase Corporation and Overhill L.C. Ventures, Inc. in favor of Union Bank of California, N.A. (incorporated by reference from Exhibit 10.4 to the December 1999 Form 10-Q)

10.43	Intercreditor and Subordination Agreement, entered into as of November 24, 1999, by and between Levine Leichtman Capital Partners II, L.P., as subordinated lender, and Union Bank of California, N.A., as senior lender (incorporated by reference from Exhibit 10.5 to the December 1999 Form 10-Q)

10.44	Securities Purchase Agreement, dated as of November 24, 1999, by and among Overhill Farms, Inc., as issuer, Polyphase Corporation and Overhill L.C. Ventures, Inc., as guarantors, and Levine Leichtman Capital Partners II, L.P., as purchaser (incorporated by reference from Exhibit 10.6 to the December 1999 Form 10-Q)

10.45	Secured Senior Subordinated Note, dated November 24, 1999, in the principal amount of $28,000,000, payable to the order of Levine Leichtman Capital Partners II, L.P., as holder, by Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.7 to the December 1999 Form 10-Q)

10.46	Warrant to Purchase 166.04 Shares of Common Stock of Overhill Farms, Inc., dated November 24, 1999, by Levine Leichtman Capital Partners II, L.P. (incorporated by reference from Exhibit 10.8 to the December 1999 Form 10-Q)

10.47	Investor Rights Agreement, entered into as of November 24, 1999, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L.P. (incorporated by reference from Exhibit 10.9 to the December 1999 Form 10-Q)

10.48	Asset Purchase Agreement, entered into as of August 7, 2000, by and between Overhill Farms, Inc. and SSE Manufacturing, Inc. (incorporated by reference from Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 [the “2000 Form 10-K”])

10.49	Master Co-Pack Agreement, entered into as of August 7, 2000, by and between Schwan’s Sales Enterprises, Inc. and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.51 to the 2000 Form 10-K)

10.50	First Amendment to Loan and Security Agreement, entered into as of August 23, 2000, by and between Overhill Farms, Inc., Overhill L.C. Ventures, Inc. and Union Bank of California, N. A. (incorporated by reference from Exhibit 10.52 to the 2000 Form 10-K)

10.51	First Amendment to Intercreditor and Subordination Agreement, entered into as of August 23, 2000, by and between Levine Leichtman Capital Partners II, L.P. and Union Bank of California, N.A. (incorporated by reference from Exhibit 10.53 to the 2000 Form 10-K)

10.52	Term Note, dated August 23, 2000, in the principal amount of $2,400,000, payable to the order of Union Bank of California, N.A., as payee, and Overhill Farms, Inc., as borrower (incorporated by reference from Exhibit 10.54 to the 2000 Form 10-K)

10.53	Consent and First Amendment to Securities Purchase Agreement, entered into as of August 23, 2000, by and among Overhill Farms, Inc., Levine Leichtman Capital Partners II, L.P., Polyphase Corporation and Overhill L.C. Ventures, Inc. (incorporated by reference from Exhibit 10.55 to the 2000 Form 10-K)

10.54	Amendment to Investor Rights Agreement, entered into as of August 25, 2000, by and among Overhill Farms, Inc., Polyphase Corporation and Levine Leichtman Capital Partners II, L.P. (incorporated by reference from Exhibit 10.56 to the 2000 Form 10-K)

10.55		Second Amendment to Amended and Restated Loan Agreement, entered into on March 1, 2001, by and between Texas Timberjack, Inc. and Bank of America, N.A. (incorporated by reference from Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 [“2001 Form 10-K”])

10.56		Promissory Note, dated March 30, 2001, in the principal amount of $8,000,000, payable to Bank of America, N.A., as payee, by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.56 to 2001 Form 10-K)

10.57		Promissory Note, dated March 30, 2001, in the principal amount of $3,500,000, payable to Bank of America, N.A., as payee, by Texas Timberjack, Inc. and Southern Forest Products, LLC, as borrowers (incorporated by reference from Exhibit 10.57 to 2001 Form 10-K)

10.58		Promissory Note, dated March 30, 2001, in the principal amount of $589,000, payable to Bank of America, N.A., as payee, by Texas Timberjack, Inc. and Southern Forest Products, LLC, as borrowers (incorporated by reference from Exhibit 10.58 to 2001 Form 10-K)

10.59		Loan Agreement, dated April 12, 2002, by and between First Bank & Trust East Texas, as lender, and Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 [the “March 2002 Form 10-Q”])

10.60		Commercial Promissory Note, dated April 12, 2002, in the principal amount of $5,000,000, payable to First Bank & Trust East Texas, as lender, by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.2 to the March 2002 Form 10-Q)

10.61		Commercial Security Agreement, dated April 12, 2002, by and between First Bank & Trust East Texas, as lender, and Texas Timberjack, Inc., as debtor (incorporated by reference from Exhibit 10.3 to the March 2002 Form 10-Q)

10.62		Letter Loan Agreement, dated April 12, 2002, by and between BancorpSouth Bank, as lender, and Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.4 to the March 2002 Form 10-Q)

10.63		Promissory Note, dated April 12, 2002, in the principal amount of $1,500,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.5 to the March 2002 Form 10-Q)

10.64		Promissory Note, dated April 12, 2002, in the principal amount of $500,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.6 to the March 2002 Form 10-Q)

10.65		Commercial Security Agreement, dated April 12, 2002, by and between BancorpSouth Bank, as secured party, and Texas Timberjack, Inc., as debtor (incorporated by reference from Exhibit 10.7 to the March 2002 Form 10-Q)

10.66		Unconditional and Continuing Guaranty, executed as of April 12, 2002, by Overhill Corporation, as guarantor, in favor of BancorpSouth, as payee of obligations executed by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.8 to the March 2002 Form 10-Q)

10.67		Addendum to Unconditional and Continuing Guaranty, executed as of April 12, 2002, by Overhill Corporation and BancorpSouth Bank (incorporated by reference from Exhibit 10.9 to the March Form 2002 10-Q)

10.68		Mutual Release, entered into, effective September 30, 1999, by and between Harold Estes, Overhill Corporation and Overhill Farms, Inc. (incorporated by reference from Exhibit 10.10 to the March Form 2002 10-Q)

10.69		Promissory note, dated June 12, 2002, in the principal amount of $1,000,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc. as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

31.1	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

21.1	**	Subsidiaries of the Registrant

†	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREECON RESOURCES, INC.

By:	/s/ James Rudis	September 29, 2003
James Rudis
Chief Executive Officer, TreeCon Resources, Inc. (principal executive officer)

By:	/s/ Mike S. Boatman	September 29, 2003
Mike S. Boatman
Vice President and Controller, Texas Timberjack, Inc. (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ James Rudis	September 29, 2003
James Rudis
Chairman of the Board and Chief Executive Officer of TreeCon Resources, Inc. (principal executive officer)

Michael F. Buck
Director

/s/ George R. Schrader	September 29, 2003
George R. Schrader Director

TREECON RESOURCES, INC. AND SUBSIDIARIES

Report of Independent Auditors

To the Board of Directors and Stockholders of

TreeCon Resources, Inc.

We have audited the accompanying consolidated balance sheets of TreeCon Resources, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also include the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TreeCon Resources, Inc. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that TreeCon Resources, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has a note payable and accrued interest payable to a related party, which matures October 31, 2003, and may not have sufficient assets or access to capital necessary to satisfy such obligation. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/    Ernst & Young LLP

June 20, 2003

Dallas, Texas

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	September 30,
	2002	2001
Current assets:
Cash	$2,327,766	$686,382
Receivables, net of allowance for doubtful accounts of $1,794,200 and $626,200 in 2002 and 2001, respectively:
Trade accounts	1,904,233	3,399,591
Current portion of sales contracts, net of deferred income of $523,187 and $809,158 in 2002 and 2001, respectively	3,937,056	5,029,362
Notes	2,192,115	4,191,128
Related parties	1,043,271	1,927,768
Inventories	13,476,256	16,374,797
Net current assets of discontinued operations	16,493,504	18,016,861
Prepaid expenses and other	1,634,874	1,449,775
Assets held for sale	1,766,264	—

Total current assets	44,775,339	51,075,664

Property and equipment:
Land	658,930	432,000
Buildings and improvements	4,233,791	2,722,595
Machinery, equipment and other	2,694,492	3,053,909

	7,587,213	6,208,504
Accumulated depreciation	2,915,206	2,348,410

	4,672,007	3,860,094

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $37,735 and $1,033,671 in 2002 and 2001, respectively:
Sales contracts, net of deferred income of $215,751 and $387,781 in 2002 and 2001, respectively	1,732,656	2,627,468
Notes	713,468	—
Related parties	374,533	375,928
Goodwill	—	3,612,580
Restricted cash	524,208	522,709
Assets held for sale	—	1,926,264
Other	2,226,074	1,192,074

	5,570,939	10,257,023

Total Assets	$55,018,285	$65,192,781

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Stockholders’ Equity

	September 30,
	2002	2001
Current liabilities:
Notes payable	$5,153,055	$13,313,743
Accounts payable	1,511,331	2,085,200
Accrued expenses and other	1,689,081	1,066,932
Current maturities of long-term debt	1,241,809	—
Note payable and accrued interest to related party	1,596,264	—

Total current liabilities	11,191,540	16,465,875

Long-term debt, net of current portion	1,440,619	—
Notes payable and accrued interest to related party	22,332,614	22,337,631
Net long-term liabilities related to discontinued operations	16,461,936	17,818,829
Reserve for credit guarantees	524,208	522,709

Total liabilities	51,950,917	57,145,044

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, authorized 100,000,000 shares, issued and outstanding, 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(24,777,741)	(19,797,372)
Notes receivable from officers and directors	(497,250)	(497,250)

Total stockholders’ equity	3,067,368	8,047,737

Total Liabilities and Stockholders’ Equity	$55,018,285	$65,192,781

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2002	2001	2000
Net revenues	$38,699,648	$43,295,544	$44,056,724
Cost of sales	31,214,647	35,395,985	36,734,278

Gross profit	7,485,001	7,899,559	7,322,446

Selling, general and administrative expenses	(7,607,090)	(8,018,395)	(7,583,589)
Goodwill impairment	(3,612,580)	—	—

Operating income (loss)	(3,734,669)	(118,836)	(261,143)

Other income (expenses):
Interest expense	(2,026,584)	(2,405,665)	(2,521,019)
Interest income and other	(207,562)	764,051	1,216,804

Total other expenses	(2,234,146)	(1,641,614)	(1,304,215)

Loss from continuing operations before income taxes	(5,968,815)	(1,760,450)	(1,565,358)

Income tax (expense) benefit	270,678	(860,286)	3,330,450

Income (loss) from continuing operations	(5,698,137)	(2,620,736)	1,765,092

Discontinued operations, net of income taxes	717,768	1,539,131	2,056,254

Net income (loss)	(4,980,369)	(1,081,605)	3,821,346

Gain on reacquired preferred stock	—	—	351,457

Net income (loss) attributable to common stockholders	$(4,980,369)	$(1,081,605)	$4,172,803

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

	For the Years Ended September 30,
	2002	2001	2000

Per share data – basic and diluted:

Net income (loss) per common share:

Income (loss) from continuing operations	$(.31)	$(.15)	$.12

Discontinued operations, net of income taxes	.04	.09	.11

Net income (loss) per common share	$(.27)	$(.06)	$.23

Weighted average shares outstanding - basic	18,615,464	17,845,793	17,812,464

Weighted average shares outstanding - diluted	18,615,464	17,845,793	18,110,421

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED SEPTEMBER 30, 2002

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Notes Receivable	Total
	Shares	Amount	Shares	Amount
Balance, September 30, 1999	56,440	$564	17,812,464	$178,125	$28,159,887	$(22,888,570)	$—	$5,450,006
Reacquisition of preferred stock	(56,440)	(564)			(563,842)	351,457		(212,949)
Stock option granted for services					54,689			54,689
Net income (comprehensive income)						3,821,346		3,821,346

Balance, September 30, 2000	—	—	17,812,464	178,125	27,650,734	(18,715,767)	—	9,113,092

Exercise of stock options			803,000	8,030	551,408		(497,250)	62,188
Repurchase of warrants					(45,938)			(45,938)
Net loss (comprehensive loss)						(1,081,605)		(1,081,605)

Balance, September 30, 2001	—	—	18,615,464	186,155	28,156,204	(19,797,372)	(497,250)	8,047,737
Net loss (comprehensive loss)						(4,980,369)		(4,980,369)

Balance, September 30, 2002	—	—	18,615,464	$186,155	$28,156,204	$(24,777,741)	$(497,250)	$3,067,368

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2002	2001	2000
Cash flows provided by (used in) operating activities:
Income (loss) from continuing operations	$(5,698,137)	$(2,620,736)	$1,765,092
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	603,627	563,732	522,079
Amortization	—	358,340	389,639
Provision for doubtful accounts	704,664	541,764	272,719
Goodwill impairment	3,612,580	—	—
Interest accrual on notes payable to related party	1,591,247	1,591,247	1,475,278
Cash expenses related to discontinued operations	(386,285)	(292,214)	—
Loss on investment in limited liability company	772,991	—	—
Asset impairment losses	160,000	—	—
Gain on sale of assets	(360,171)	—	—
Stock options granted for services	—	—	54,689
Deferred income taxes	—	2,106,686	(2,252,664)
Changes in:
Accounts and sales contracts receivable	3,197,738	(3,004,340)	1,960,932
Inventories	2,610,455	951,554	(427,475)
Prepaid expenses and other	(352,884)	(1,188,571)	(2,956,631)
Accounts payable	(573,872)	529,822	2,003,213
Accrued expenses and other	(225,334)	295,132	942,665

Net cash provided by operating activities	5,656,619	(167,584)	3,749,536

Cash flows provided by (used in) investing activities:
Capital expenditures, net	(559,538)	(704,394)	(309,780)
Notes and other receivables	1,680,793	(549,016)	(282,335)
Receivables from related parties	(139,901)	(987,184)	100,913
Cash received from Overhill Farms, Inc.	950,000	450,000	1,450,000
Proceeds from asset sales	387,671	—	—

Net cash provided by (used in) investing activities	$2,319,025	$(1,790,594)	$958,798

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended September 30,
	2002	2001	2000
Cash flows provided by (used in) financing activities:
Net borrowings (principal payments) on line of credit and floor plan arrangements	$(2,571,799)	$2,786,850	$(2,176,815)
Proceeds from borrowings	1,826,428	—	—
Principal payments on long-term debt	(5,588,889)	(1,121,927)	(1,466,042)
Exercise of stock options	—	62,188	—
Repurchase of stock purchase warrants	—	(45,938)	—
Repurchase of preferred stock	—	—	(450,000)

Net cash provided by (used in) financing activities	(6,334,260)	1,681,173	(4,092,857)

Net increase (decrease) in cash	1,641,384	(277,005)	615,477
Cash at beginning of year	686,382	963,387	347,910

Cash at end of year	$2,327,766	$686,382	$963,387

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$589,966	$841,381	$997,890

Income taxes	$58,000	$82,344	$19,858

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental schedule of non-cash investing and financing activities:

During the year ended September 30, 2002, the Company acquired ownership of previously leased fixed assets related to its sawmill operations through the issuance, jointly with Mr. Harold Estes, of a note payable in the amount of $856,000 (See Note 9).

Certain officers and directors of the Company exercised options during the 2001 fiscal period in exchange for notes issued to the Company by these officers and directors, collateralized by the stock of the Company.

During the year ended September 30, 2000, the Company exchanged timber inventory valued at $400,000 for stock of a company that was previously owned by a related party (See Note 3).

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002

1.	COMPANY AND ORGANIZATIONAL MATTERS INCLUDING LIQUIDITY

Nature of Business

TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation, (the “Company”) is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company’s wholly owned subsidiary Texas Timberjack, Inc. (“Timberjack” or “TTI”) and TTI’s majority-owned subsidiaries Southern Forest Products, LLC (“SFP”), Wood Forest Products, LLC (“WFP”) and International Forest Products, LLC (“IFP”). The Company has sales and equipment distribution locations in Lufkin, Jasper, Atlanta, Cleveland and Houston, Texas, and timber processing and sales facilities located in Bon Wier and Houston, Texas. Through these entities, the Company distributes, leases and provides financing for industrial and logging equipment and is also engaged in the harvesting and processing of timber products. The Company’s operations are concentrated primarily in the forested areas of east Texas, although its market extends to surrounding states.

The Company’s Board of Directors, during August 2001, approved a plan to spin-off all of its shares of Overhill Farms, Inc. (“Overhill Farms”) to the holders of the Company’s common stock. This spin-off was completed in October 2002. Overhill Farms, a producer of high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, previously comprised the Company’s food segment (the “Food Group”). Overhill Farms has been accounted for as a discontinued operation in the accompanying financial statements and is discussed further in Note 16 to these financial statements.

In September 2000, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc. (“Quantum”), a nonoperating refinery located in Egan, Louisiana, from a related party for $400,000 in timber products plus the assumption of certain liabilities. In February 2003, SFP sold all of its interest in Quantum back to the same related party and received as consideration the related party’s approximately 25% minority interest ownership in SFP, which then became a wholly owned subsidiary of the Company (See Note 3).

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

1.	COMPANY AND ORGANIZATIONAL MATTERS INCLUDING LIQUIDITY (CONTINUED)

Liquidity

In connection with the acquisition of TTI in June 1994, the Company issued a note to the seller, Mr. Harold Estes, President of TTI, in the amount of $10.0 million, due October 31, 1994, which is collateralized by all the capital stock and certain assets of TTI. As of each maturity date including and since October 31, 1994, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2002, the Company has a total unpaid principal and interest balance of $22.3 million outstanding to Mr. Estes under this note payable, which matures on October 31, 2003. As the collateral pledged against the note payable to Mr. Estes represents all of the Company’s ownership of its only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would have a material adverse effect on TreeCon Resources, Inc.’s ability to continue as a going concern.

The Company intends to seek an extension of its note payable to Mr. Estes prior to its maturity, consistent with multiple extensions successfully received over the past decade, though no assurances can be made that such extension will be granted to the Company on favorable terms and conditions, if at all. If the Company is not successful in obtaining an extension of the maturity date of this note payable, the Company does not currently expect to otherwise have the resources necessary to satisfy such obligation on or before October 31, 2003.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables and demand deposits. Demand deposits sometimes exceed the amount of insurance provided by the Federal Deposit Insurance Corporation. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers except as discussed below.

TTI grants credit to customers, substantially all of whom are located in east Texas or the western portion of Louisiana, which rely on the logging, construction or timber industries for their ability to repay debt to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company generally recognizes revenue when products are shipped, which is when title and risk of loss pass to the buyer, or when services are performed, and provides for estimated returns and allowances at the time of sale. However, a portion of the Company’s business relates to the sale of equipment through sales/finance contracts. Revenue is recognized on these accounts using the installment method (See Note 5). Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account to be recognized as proceeds are received, based on the relative percentage of transaction profit to sales price. Interest on contracts is recognized on a cash basis due to frequent late payments and periodic repossessions.

Key equipment sales and income information for fiscal 2002, 2001 and 2000 is:

	2002	2001	2000
Equipment sales total	$20,040,805	$23,385,642	$25,758,730
Equipment sales financed	960,098	2,600,413	1,423,069
Income earned on installment basis	610,834	514,829	823,438
Interest income earned on installment notes	691,330	774,203	863,757

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and in banks.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories of timber and construction equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

At September 30, 2002 and 2001, the Company had raw timber and finished wood products on hand valued at $2.3 million and $1.9 million, respectively. The Company relies primarily on the construction industry for the ability to sell raw timber and finished wood products.

For equipment sold under installment sales contracts, the Company generally repossesses equipment subject to installment notes in default. At repossession, the Company records equipment at the lower of the balance of the receivable less any deferred profit on the particular note, or net realizable value. In most cases, the value of repossessions has been recorded at the balance of the note less deferred profit.

Accounts Receivable

The Company accounts for bad debts on accounts receivable using the reserve method. Allowances are established based on a percentage of parts sales, past bad debt experience, the makeup of the current portfolio and current market conditions.

Notes Receivable

The Company periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes generally have interest rates that range from 8% to 18%, are generally due within one year and a majority are secured by a variety of marketable collateral, primarily equipment, timber and land. Interest is accrued on notes receivable as long as the Company believes such amounts are collectible, and is included in the note balance. When the Company deems interest uncollectible, interest is no longer accrued until the Company’s opinion about its collectibility changes. Allowances are established if, at the date of valuation, management believes it is probable that a loss exists in the portfolio. The allowance is established based on an evaluation of the individual notes included in the portfolio, payment history, and the related expected credit risk based upon subject collateral, if any. The carrying value of the Company’s notes receivable approximates their fair value.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Sales Contracts Receivable

Bad debts on sales contracts receivable are accounted for using the reserve method. After reviewing economic conditions, as well as historical trends and collateral values, the Company evaluates its allowance for doubtful accounts based upon the estimated loss exposure at any given time in the portfolio. Historically, the loss exposure existing at any given time in the portfolio has not been significant in comparison to the total portfolio amount. The carrying value of the Company’s sales contracts receivable approximates their fair value.

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

When long-lived asset impairment indicators are present, the Company evaluates impairment of long-lived assets by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded, if any, for the amount by which the carrying value of such assets exceeds their fair values. In 2002, the Company recorded an approximate $160,000 impairment related to assets of its Quantum Fuel & Refining, Inc. subsidiary, which are held for sale as of September 30, 2002 (See Note 3).

Goodwill

On October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which required the Company to cease amortization of goodwill and evaluate goodwill for impairment on at least an annual basis by reporting unit. As of September 30, 2002, the Company performed its annual impairment review of goodwill in accordance with the provisions of SFAS No. 142. The Company has two reporting units: Equipment and Timber. All of the Company’s approximately $3.6 million of goodwill as of September 30, 2002 was related to its Equipment reporting unit. The Company determined the fair value of its Equipment reporting unit using various market valuation methods, though its primary method was through discounted future cash flows.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Based upon this analysis, primarily due to the continued softness in the east Texas forestry equipment market and the impact of the depressed economy on current and short-term expected results of operations and cash flows, the Company determined that all of the goodwill related to its Equipment reporting unit was impaired. Accordingly, in the fourth quarter of its fiscal year ended September 30, 2002, the Company recorded a goodwill impairment charge of $3.6 million.

The changes in the carrying amount of goodwill for the years ended September 30, 2002 and 2001 are as follows:

Goodwill balance, September 30, 2000	$3,895,920
Less: Amortization of Goodwill	(283,340)

Goodwill balance, September 30, 2001	3,612,580
Less: Impairment of Goodwill	(3,612,580)

Goodwill balance, September 30, 2002	$—

A reconciliation of reported income (loss) from continuing operations adjusted to reflect the adoption of SFAS No. 142 is as follows:

	For the Years Ended September 30,
	2002	2001	2000
Reported income (loss) from continuing operations, including in 2000 a gain on reacquired preferred stock of $351,457	$(5,698,137)	$(2,620,736)	$2,116,549

Add: Goodwill amortization, net of tax	—	283,340	283,340

Pro-forma income (loss) from continuing operations	$(5,698,137)	$(2,337,396)	$2,399,889

Reported per share basic and diluted income (loss) from continuing operations	$(.31)	$(.15)	$.12

Add: Goodwill amortization, net of tax	—	.02	.01

Pro-forma per share basic and diluted income (loss) from continuing operations	$(.31)	$(.13)	$.13

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s Overhill Farms, Inc. subsidiary is presented herein as a discontinued operation (See Note 1). As of September 30, 2002, Overhill Farms, Inc. had approximately $12.2 million in unamortized goodwill, none of which was impaired. Had the Company been accounting for goodwill under SFAS No. 142 for all periods presented, the Company’s income from discontinued operations, net of income taxes, would have increased by approximately $446,000 ($0.03 per basic and diluted share) and $354,000 ($0.02 per basic and diluted share) for fiscal years 2001 and 2000, respectively.

Stock Options

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its employee stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which provides for either recognition or disclosure of a hypothetical charge for the fair value of stock options granted. The Company has provided the required SFAS 123 disclosures in Note 11.

Income Taxes

Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established against deferred tax assets based upon whether or not the Company believes such assets are more likely than not to be recovered.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended September 30,
	2002	2001	2000
Numerator:
Net income (loss) attributable to common stockholders	$(4,980,369)	$(1,081,605)	$4,172,803

Denominator:
Weighted average shares outstanding	18,615,464	17,845,793	17,812,464

Effect of dilutive warrants	—	—	28,994
Effect of dilutive options	—	—	268,963
Weighted average shares outstanding, assuming dilution	18,615,464	17,845,793	18,110,421

Net income (loss) per common share – basic	$(.27)	$(.06)	$.23

Net income (loss) per common share – diluted	$(.27)	$(.06)	$.23

During 2002, warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share were outstanding and excluded from the calculation of diluted earnings per share as the effect would be antidilutive. During 2001, warrants to purchase 710,000 shares of common stock, at a weighted average exercise price of $1.39 per share, and options to purchase 803,000 shares, at a weighted average exercise price of $1.15 per share, were outstanding and excluded from the calculation of diluted earnings per share as the effect would be antidilutive. In 2000, 298,000 common stock equivalents included in the calculation of diluted earnings per share were comprised of 29,000 equivalent shares related to options to purchase common stock and 269,000 equivalent shares related to preferred stock convertible into shares of common stock. Options to purchase approximately 290,000 shares of common stock, at a weighted average exercise price of $2.00 per share, and warrants to purchase 710,000 shares of common stock, at a weighted average exercise price of $1.39 per share, were outstanding during the year ended September 30, 2000, and excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of a non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The Company is currently in the process of evaluating the impact, if any, of Interpretation No. 45 on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. The Company is currently evaluating the impact, if any, of Interpretation No. 46 on its consolidated financial statements.

In November 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that must be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting discontinued operations. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. The Company adopted SFAS 144 as of October 1, 2001 and such adoption did not have a material impact on its financial condition, results of operations and cash flows.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.	ACQUISITIONS AND ASSETS HELD FOR SALE

In September 2000, in exchange for approximately $400,000 of raw timber inventory and the assumption of certain liabilities, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc. (Quantum) from TTI’s minority partner in SFP. Quantum’s assets primarily consist of a non-operating refinery in Egan, Louisiana. Liabilities assumed included a $1.0 million note payable to Harold Estes, President of TTI, along with accrued interest payable to Mr. Estes thereon. SFP acquired the assets of Quantum for resale and has classified the assets as held for sale since the date of acquisition. In February 2003, SFP sold 100% of the common stock of Quantum back to TTI’s minority partner in SFP, and received in exchange the aforementioned minority partner’s 24.95% ownership interest in SFP, which then became a wholly-owned subsidiary of TTI. The transaction is retroactive to each party as of September 30, 2002.

Based upon the Company’s best estimates as to the values exchanged in the above transaction, the Company recorded a $160,000 impairment loss on the Quantum assets held for sale as of September 30, 2002, which has been classified as a component of other income (expenses) in the accompanying consolidated statement of operations. As of September 30, 2002, assets held for sale related to Quantum of $1,766,264 are classified as current assets in the accompanying consolidated balance sheet. In addition, the Company has $1,596,264 of notes payable and accrued interest payable to Mr. Harold Estes, President of TTI, and $170,000 of other accrued liabilities, all of which are related to Quantum and are classified as current liabilities in the accompanying consolidated balance sheet.

During 2002, SFP acquired certain property and equipment related to a sawmill that was previously being leased by SFP, for approximately $856,000. Approximately $537,000 of the purchase price was allocated to equipment with the remainder being allocated primarily to land and buildings.

During 2002, the Company sold certain real estate assets to a third-party for net proceeds and a related gain of approximately $360,000. The Company has recorded the gain as a component of other income (loss) in the consolidated statement of operations.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

4.	INVESTMENT IN PARTNERSHIPS

During 1999, TTI obtained a 49.9% limited partnership interest in Tony Currie Construction, LLC, a construction-related company, which is accounted for under the equity method. Historically, the Company periodically sold equipment to the partnership primarily at cost, resulting in no profit being recorded in connection with sales financed by TTI. During fiscal 2002, after the incurrence of substantial operating losses, the partnership’s activities were substantially reduced and only minimal activity currently exists. TTI has guaranteed certain debts of the partnership totaling $330,745. Additionally, as of September 30, 2002, the Company had receivables due from the partnership of $1,640,303, which are secured by equipment and other assets.

As of and for the year ended September 30, 2002, based upon the current fiscal year activity of the partnership, and an evaluation of the equipment collateral values securing receivables from and guarantees related to the partnership, the Company recorded losses in connection with this investment of approximately $1,026,000. As the Company’s net investment in Tony Currie Construction, LLC as of September 30, 2001 was only approximately $13,000, the Company reduced its net investment to zero and has recorded the remaining losses of $1,013,000 in Tony Currie Construction, LLC as a reserve against its related party receivables from the partnership, reducing its net investment in receivables from Tony Currie Construction, LLC as of September 30, 2002 to approximately $627,000.

The following tables represent the unaudited condensed balance sheet as of September 30, 2002 and the unaudited condensed statement of operations for the year ended September 30, 2002, of Tony Currie Construction, LLC:

September 30, 2002
Current Assets	$107,177
Fixed Assets	1,077,898
Other Assets	5,582

Total Assets	$1,190,657

Current Liabilities	$2,354
Current Portion of Notes Payable	2,170,699
Partners’ Capital Deficiency	(982,396)

Total Liabilities and Partners’ Capital Deficiency	$1,190,657

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

4.	INVESTMENT IN PARTNERSHIPS (CONTINUED)

Year Ended September 30, 2002
Revenues	$539,585
Operating Loss	$(970,150)
Net Loss	$(979,680)

The Company has an ownership interest in two unconsolidated real estate partnerships. The total investment in these partnerships at September 30, 2002 of $473,490 is included in other assets. In prior years the Company has guaranteed the debt of these partnerships, which was collateralized by assets of the partnerships. At September 30, 2002, no guarantees were in effect for partnership debts.

5.	SALES CONTRACTS RECEIVABLE

The Company provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company’s net investment in these contracts as of September 30, 2002 and 2001 and the related deferred income based on the installment method of income recognition.

	2002	2001
Contracts outstanding	$8,256,184	$10,370,655
Less deferred income	(738,938)	(1,196,939)

	7,517,246	9,173,716
Less: allowance for doubtful accounts	(207,231)	(120,255)
Less: equity method losses and allowance for doubtful accounts reducing loans to Tony Currie Construction, LLC	(1,013,099)	—

Net investment in sales contracts receivable	$6,296,916	$9,053,461

Of the Company’s net investment in sales contracts receivable, $1,640,303 and $1,396,631 of sales contracts receivable as of September 30, 2002 and 2001, respectively are from Tony Currie Construction, LLC, a related party, and are classified as related party receivables, net of equity method losses and allowances for doubtful accounts of $1,013,099 and $0 at September 30, 2002 and 2001, respectively (See Note 4).

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

5.	SALES CONTRACTS RECEIVABLE (CONTINUED)

The following is a summary of the maturities of the sales contracts receivable and related deferred income:

Due September 30,	Contracts Outstanding	Deferred Income	Net
2003	$6,312,555	$523,187	$5,789,368
2004	1,680,825	195,768	1,485,057
2005	210,266	13,976	196,290
2006	51,388	6,007	45,381
2007	1,150	—	1,150

	$8,256,184	$738,938	$7,517,246

6.	NOTES RECEIVABLE

The Company had $2,192,115 and $4,191,128 of short-term notes receivable as of September 30, 2002 and 2001, respectively, from unrelated corporations and individuals, net of allowances of $225,098 and $116,934, respectively. Long-term notes receivable at September 30, 2002, from unrelated corporations and individuals, was $713,468; there were no long-term notes receivable at September 30, 2001. At September 30, 2002, approximately $1,459,000 of such notes receivable were no longer accruing interest.

During May 2001, the Company accepted a note receivable, collateralized by drilling rig equipment, from an unrelated corporation. The note bears interest at 18% and matures in September 2003. As of September 30, 2002, the note receivable had an unpaid balance of $990,000. The Company is currently in discussions with the unrelated corporation to extend the note receivable on substantially the same terms and conditions and believes the subject collateral is sufficient to satisfy the receivable should a default occur.

7.	INVENTORIES

Inventories are summarized as follows:

	September 30,
	2002	2001
Timber and construction equipment	$11,127,089	$14,469,372
Finished wood products	1,260,892	1,050,468
Unharvested and harvested but unprocessed timber	1,088,275	854,957

Total	$13,476,256	$16,374,797

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

8.	NOTES PAYABLE

Notes payable consist of the following:

	September 30,
	2002	2001
Note payable to New Holland Credit Corporation (a)	$2,953,055	$5,002,595
Note payable to First Bank & Trust (b)	2,200,000	—
Note payable to Bank of America (c)	—	3,900,000
Note payable to Bank of America (d)	—	3,388,889
Note payable to Bank of America (e)	—	500,000
Note payable to Associates First Capital Corporation (f)	—	522,259

	$5,153,055	$13,313,743

(a)	TTI has a floor plan note with New Holland Credit Corporation. The floor plan note accrues no interest provided the equipment financed under the note is sold within a predetermined period, typically nine to twelve months from the time TTI takes delivery of the equipment. If the equipment is not sold during the predetermined period, interest accrues at prime plus 1.25% (approximately 6.0% at September 30, 2002).

(b)	TTI has a $5.0 million revolving line of credit with First Bank & Trust East Texas (FB&T) expiring in April 2003, bearing interest at prime (approximately 4.75% at September 30, 2002) and collateralized by certain assets of TTI. The loan agreement with FB&T provides, among other things, that TTI will maintain a debt to equity ratio not to exceed one to one at any time. At September 30, 2002, the Company had $2.8 million available under the agreement. In June 2003, after receiving a short-term extension of credit past maturity, TTI renewed its arrangement with FB&T on substantially the same terms and conditions through April 2004.

(c)	TTI had an $8.0 million revolving line of credit with Bank of America, N.A. Amounts advanced under the line of credit accrued interest at prime plus .5%, and was collateralized by certain assets of TTI. In April 2002, TTI repaid all amounts due and owing to Bank of America.

(d)	TTI and SFP, jointly and severally, had a note payable to Bank of America, which was guaranteed by a related party. The note required monthly interest payments at prime plus .5% and was collateralized by substantially all the assets of SFP. In April 2002, TTI and SFP repaid all amounts due and owing to Bank of America.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

8.	NOTES PAYABLE (CONTINUED)

(e)	SFP had a note payable to Bank of America, pursuant to a $500,000 line of credit facility that expired in March 2002. Amounts advanced under the line accrued interest at prime plus ..5%, and were collateralized by the assets of SFP and are guaranteed by TTI and a related party. In April 2002, SFP repaid all amounts due and owing to Bank of America.

(f)	TTI had a floor plan agreement with Associates First Capital Corporation to finance equipment. The agreement provided that interest accrues on an individual unit basis with an average interest rate of prime minus .25%. During the current year, the Company repaid all amounts due and owing to Associates First Capital Corporation.

The weighted average interest rate on short-term borrowings for the year ended September 30, 2002 was approximately 4.22%.

9.	LONG-TERM DEBT

Long-term debt of the Company is summarized as follows:

	September 30,
	2002	2001
Note payable to BancorpSouth (a)	$923,621	—
Note payable to BancorpSouth (b)	902,807	—
Note payable to AgriLand (c)	856,000	—

	2,682,428	—
Less current maturities	(1,241,809)	—

	$1,440,619	$—

(a)	TTI has a $1.0 million term note payable in monthly installments of approximately $31,000 (including interest) through June 2005. This note bears interest at a rate of 6.275%. Amounts payable to BancorpSouth under this note are collateralized by a significant portion of TTI’s inventory and real estate and are guaranteed by TreeCon Resources, Inc.

(b)	TTI has a $1.5 million term note payable in monthly installments of approximately $67,000 (including interest) through April 2004. This note bears interest at a rate of 5.975%. Amounts payable to BancorpSouth under this note are collateralized by a significant portion of TTI’s inventory and real estate and are guaranteed by TreeCon Resources, Inc.

(c)	TTI and Harold Estes, President of TTI and a significant stockholder of the Company, jointly and severally, have a note payable to AgriLand, PCA for $856,000 related to the purchase of the SFP sawmill property and buildings. The note is payable in monthly installments of $20,103, and bears interest at a rate of 6.0%. This note matures on October 1, 2006 and is collateralized by the SFP sawmill property.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

10.	NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTY

In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes, President of TTI) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock and certain assets of TTI. As of each maturity date thereafter, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2002, the note had a total unpaid balance of $22,332,614 (principal of $16,347,191 and accrued interest of $5,985,423), bearing interest at 9% per annum with a maturity date of October 10, 2002. The Company and Mr. Estes, subsequent to September 30, 2002, agreed to a further extension of the maturity date to October 31, 2003, under substantially the same terms and conditions. Consideration for this extension was a cash payment of $70,000 by the Company to Mr. Estes, which will be amortized over the period from the extension to October 31, 2003 as additional financing costs. See Note 1 for a discussion of liquidity as it relates to this note payable.

See Note 3 for a discussion of additional notes payable and accrued interest payable to Mr. Estes, assumed in connection with the acquisition of Quantum Fuel & Refining, Inc. and relieved in connection with a sale transaction in February 2003.

11.	STOCKHOLDERS’ EQUITY

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

During prior fiscal years, the holder of a series of preferred stock, Infinity Investors Limited (“Infinity”), converted a total of 68,560 shares of such stock having a redemption value of $685,600, together with accrued dividends of $228,147, into a total of 2,500,000 shares of the Company’s common stock. Any additional conversions would have required that the Company file an application with the American Stock Exchange (“AMEX”) for the listing of such additional common shares prior to issuance. The AMEX Company Guide requires stockholder approval as a prerequisite to the filing of such additional listing application. At the Company’s Annual Meeting held May 27, 1999, a majority of the Company’s stockholders voted against a proposal to file an additional listing application with respect to the conversion of additional preferred shares to common shares by Infinity. The Company’s inability to honor conversion requests resulted in litigation by Infinity against the Company.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

11.	STOCKHOLDERS’ EQUITY (CONTINUED)

During November 1999, the Company and Infinity entered into a settlement agreement wherein, among other things, the Company agreed to repurchase all remaining preferred stock owned by Infinity, including all accrued but unpaid dividends, for $450,000 cash, and Infinity agreed to the dismissal of all litigation against the Company with respect to matters related to the ownership of the preferred stock. As a result of the settlement, the Company realized a gain of approximately $351,000, related to the difference between the carrying value of the preferred shares plus accrued dividends and the settlement amount. Such amount was accounted for by recording a reduction of the Company’s accumulated deficit during the year ended September 30, 2000.

Stock Options

Under the terms of the 1994 Employee Stock Option Plan (as amended) adopted by the Board of Directors in March 1994, the Company has reserved a total of 1,750,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption. As of September 30, 2002, options for 775,000 shares were available for future grants under the Plan.

During the year ended September 30, 2001, the exercise price of options to purchase an aggregate of 290,000 shares of the Company’s common stock, which were granted under the Plan during fiscal 1996, was reduced to $0.75 per share from $2.00 per share. No compensation expense was recorded in connection with these repricings as the options were repriced above fair market value. These options, held by Messrs. James Rudis, Michael F. Buck, George R. Schrader and William E. Shatley, all of whom were directors of the Company, together with options on an additional 80,000 shares granted to Messrs. Buck and Schrader under the Plan in 1998, and on 293,000 shares granted to Messrs. Rudis and Shatley under individual plans in 1993, were exercised in September 2001. These exercises were accomplished through the issuance of 2-year promissory notes to the Company in an aggregate amount of $497,250, bearing interest at 3.82%, collateralized by the shares issued, which the Company has classified as a component of stockholders’ equity. The notes receivable are collateralized solely by the Company’s common stock. Accordingly, the Company follows variable accounting for purposes of determining compensation expense with respect these notes. Based upon the measurement dates at each quarter end during the year ended September 30, 2002, compensation expense related to these notes receivable arrangements was immaterial and was not recorded.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

11.	STOCKHOLDERS’ EQUITY (CONTINUED)

On October 29, 2002, the Company completed the spin-off of Overhill Farms, Inc. Subsequent to the spin-off, the trading price of the Company’s common shares, the only collateral against the officer and director notes receivable, significantly dropped. Accordingly, based upon the Company’s evaluation of the subject collateral, and the recourse provisions of the subject notes receivable, the Company provided a collectibility reserve against the full amount of the $497,250 in notes receivable in the first quarter of its fiscal year ended September 30, 2003. Further, in connection with the spin-off of Overhill Farms, Inc., the Company assigned the notes receivable from Messrs. Rudis and Shatley, having combined principal balances of $392,250, to Overhill Farms, Inc.

A summary of changes in common stock options during the three years ended September 30, 2002, is as follows:

	Number of Shares	Exercise Price	Weighted Avg. Exercise Price
Outstanding, September 30, 1999	678,000	$.50 - 2.00	$1.28

Granted	125,000	$0.4375	$0.4375

Outstanding, September 30, 2000	803,000	$0.4375 – 2.00	$1.15

Exercised	(803,000)	$0.4375 – 0.75	$.70

Outstanding, September 30, 2001	—	—	—

Outstanding, September 30, 2002	—	—	—

Exercisable, September 30, 2002	—	—	—
Exercisable, September 30, 2001	—	—	—
Exercisable, September 30, 2000	803,000	$0.4375 –2.00	$1.15

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method specified by SFAS 123. The fair value of options granted during the year ended September 30, 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.99%; no dividends expected to be declared; volatility factor of 0.82; and a weighted average expected life of five years. The effect of applying the fair value method under SFAS 123 to the Company’s stock-based awards would have resulted in a net income or loss during the years ended September 30, 2002, 2001 and 2000 that is not materially different from amounts reported and would have no effect on reported per share amounts.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

11.	STOCKHOLDERS’ EQUITY (CONTINUED)

Warrants

The Company, since 1997, had warrants outstanding to purchase 500,000 shares of its common stock, exercisable at $1.50 per share. Such warrants expired on September 30, 2002.

12.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	For the Years Ended September 30,
	2002	2001	2000
Continuing Operations:
Current:
Federal	$(287,655)	$(1,292,889)	$(1,116,648)
State	16,977	46,242	38,861

	(270,678)	(1,246,647)	(1,077,787)

Deferred:
Federal	—	2,106,932	(2,252,663)
State	—	—	—

	—	2,106,932	(2,252,663)

Total provision (benefit) for continuing operations	(270,678)	860,285	(3,330,450)

Discontinued Operations:
Current:
Federal	287,655	1,344,141	1,164,943
State	1,600	1,600	1,600

	289,255	1,345,741	1,166,543

Deferred:
Federal	243,154	(177,932)	178,663
State	—	—	—

	243,154	(177,932)	178,663

Total provision for discontinued operations	532,409	1,167,809	1,345,206

Total provision (benefit) for income taxes	$261,731	$2,028,094	$(1,985,244)

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

12.	INCOME TAXES (CONTINUED)

The effective tax rate on income before income taxes from continuing operations differed from the U.S. federal statutory rate for the following reasons:

	For the Years Ended September 30,
	2002	2001	2000
Tax benefit at statutory rate:	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	0.2	1.7	1.6
Permanent items, primarily goodwill impairment and nondeductible transaction costs of spin-off	25.4	5.5	6.2
Increase (decrease) in valuation allowance related to net deferred tax assets of continuing operations	8.7	152.0	(112.2)
Utilization of operating losses to offset income from discontinued operations	(4.8)	(76.3)	(74.4)

Effective tax expense (benefit)	(4.5)%	48.9%	(212.8)%

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

12.	INCOME TAXES (CONTINUED)

The components of deferred tax balances are summarized as follows:

	September 30,
	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$387,270	$743,854
Inventory	26,868	31,462
Accrued expenses	344,813	213,511
Capital loss carryforwards	127,653	423,229
Net operating loss carryforwards	1,803,494	1,645,798
AMT and other credit carryforwards	516,324	516,324
Investment in partnerships	499,676	528,495
Other	218,354	523,303

Total deferred tax assets	3,924,452	4,625,976
Valuation allowance	(3,534,412)	(4,094,416)

Deferred tax assets	390,040	530,912

Deferred tax liabilities:
Prepaid expenses	(7,340)	(437,115)
Fixed assets	(222,322)	(93,797)
Other	(160,378)	—

Deferred tax liabilities	(390,040)	(530,912)

Net deferred tax assets (liabilities) of continuing operations	$—	$—
Less: Net deferred tax assets (liabilities) of discontinued operations	(98,231)	144,926

Total net deferred tax assets (liabilities)	$(98,231)	$144,926

At September 30, 2002, the Company has federal net operating losses available for carryforward of approximately $6.6 million, expiring beginning in 2017. The net deferred tax liabilities at September 30, 2002 relate to the Company’s discontinued operation. The Company has recorded a valuation allowance against all of its net deferred tax assets that relate to its continuing operations as of September 30, 2002, as it does not believe such amounts are more likely than not to be recoverable given the recent history of operating losses from continuing operations. The decrease in the valuation allowance in 2002 was primarily due to an overall decrease in net deferred tax assets.

Effective October 29, 2002, the Company completed the spin-off of its Overhill Farms subsidiary. Net deferred tax assets (liabilities) of discontined operations have been presented separately in the above table and are included in net current assets of discontinued operations in the accompanying consolidated balance sheets. Deferred tax assets (liabilities) of continuing operations, including amounts related to loss carryforwards, have been determined and presented in the above table as of September 30, 2002, and do not reflect the impact, if any, resulting from the spin-off of Overhill Farms.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

12.	INCOME TAXES (CONTINUED)

During 1999, the federal income tax returns of TTI for the year ended March 31, 1994 and for the stub period ended June 24, 1994 were audited by the Internal Revenue Service (“IRS”). Both of these tax periods were prior to the acquisition of TTI by the Company. In connection with these audits, the IRS assessed TTI with additional taxes of approximately $752,000 for the year ended March 31, 1994. The Company and TTI appealed the IRS decision, and in anticipation of further contesting the matter in District Court, TTI made a cash payment to the IRS of $1,185,000, representing the above tax assessment plus penalties and interest of $433,000. This appeal was denied by the IRS and, as of September 30, 2002, TTI was seeking recovery through District Court proceedings. Based upon the amounts expected to be recovered through protective refund claims filed with the IRS for the tax periods ended March 31, 1992 and June 24, 1994, as well as TTI’s evaluation (based on the advice of counsel) of its remedies through litigation, TTI expensed $300,000 during the fiscal year ended September 30, 1999, representing amounts considered not recoverable.

Subsequent to September 30, 2002, TTI settled its dispute with the IRS. Under the compromise settlement, (a) TTI immediately received a refund of approximately $786,000 of amounts paid to the IRS and (b) agreed to stop reporting sales of forestry equipment under the installment method for tax purposes and to report such sales using the full accrual method for tax purposes. Under the settlement, current penalties and interest of approximately $186,000 have been remitted to the IRS, though the Company is continuing to dispute a portion of such amount, though no assurances can be made that further amounts representing penalties and interest paid to the IRS will be refunded. As the agreement for TTI to cease reporting sales of forestry equipment under the installment method is expected to increase TTI’s deferred tax assets by creating a timing difference between when profit is recognized for financial statement and income tax purposes, the Company expects to record an additional valuation allowance, and thus additional tax expense, upon the establishment of these deferred tax assets in fiscal 2003. However, as TTI has currently settled the previously assessed penalties and interest for approximately $186,000, which is $114,000 less than the $300,000 TTI previously accrued for in fiscal 1999, the Company will also record a gain on the tax settlement in the same fiscal 2003 period, which adjustments are expected to substantially offset each other.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Rent expense was approximately $448,000, $326,000 and $328,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

TTI relies on three suppliers for the majority of its new units and parts. As of September 30, 2002, TTI had commitments to purchase inventory from these suppliers amounting to approximately $1,267,000.

TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 2002, TTI’s guarantees totaled approximately $2,646,000 on total customer indebtedness of approximately $12,270,000. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income on the accrual basis and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to approximately $524,000 at September 30, 2002, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company’s reserve for credit guarantees. The Company has not historically recorded significant losses as a result of its guarantees.

TTI has an interest in two unconsolidated partnerships. The total investment in these partnerships at September 30, 2002 of approximately $473,000 is included in other assets. TTI in prior years has guaranteed the debt of these partnerships, which has been collateralized by assets of the partnerships. At September 30, 2002, no guarantees were in effect for these partnership debts.

Contingencies

During fiscal 1997, five substantially identical complaints were filed in the United States District Court for the District of Nevada against the Company and certain of its officers and directors. The lawsuits each sought certification as a class action and asserted liability based on alleged misrepresentations that the plaintiffs claimed resulted in the market price of the Company’s stock being artificially inflated. The defendants filed motions to dismiss in each of the lawsuits. Without certifying the cases as class actions, the District Court consolidated several of the cases into a single action.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

In March 2000, the District Court dismissed the plaintiffs’ claims against one of the Company’s officers and directors and restricted the plaintiffs from pursuing a number of their claims against the other defendants. In November 2000, the District Court granted motions for summary judgment, disposing of all of the claims asserted by the plaintiffs. The plaintiffs appealed those decisions to the United States Court of Appeals for the Ninth Circuit.

On June 5, 2002, the Ninth Circuit rendered a decision that affirmed several of the trial court’s rulings, but reversed other rulings and remanded portions of the case for further proceedings in the District Court. On remand, the case was set for trial to commence in March 2003. In the days immediately prior to the scheduled trial date, the defendants offered to settle all claims advanced in the litigation in consideration of an aggregate payment of $13,000. In June 2003, the defendants paid $13,000 to the plaintiffs collectively, and the lawsuit was dismissed with prejudice, preventing the plaintiffs from refiling or advancing similar claims in the future.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, management believes (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company s financial position, results of operations or cash flows.

14.	RELATED PARTY TRANSACTIONS

See Note 3 for discussion of transactions between TTI’s minority partner in SFP and TTI related to Quantum Fuel & Refining, Inc.

TTI’s 25% minority partner in SFP was a guarantor of TTI’s and SFP’s note payable to, and SFP’s revolving line of credit facility with, Bank of America, N.A. (See Note 9). The father of TTI’s 25% minority partner in SFP is a former officer of SFP. As of September 30, 2002 and 2001, the Company has total receivables of $683,000 and $685,000, respectively, from this former officer of SFP or from companies owned or controlled by such officer, of which approximately $186,000 and $188,000, respectively, are unsecured.

See Note 4 for a discussion of transactions between TTI and Tony Currie Construction, LLC, a construction-related company which TTI owns a 49.99% limited partnership interest in and accounts for under the equity method. During the fiscal years ended September 30, 2002, 2001 and 2000, TTI recorded sales of approximately $0, $517,000 and $722,000 to the partnership, respectively. Additionally, during the fiscal years ended September 30, 2002, 2001 and 2000, TTI recorded income from the sale of equipment to and interest income on receivables from the partnership of $0, $94,000 and $150,000, respectively.

See Note 4 for a discussion of two partnerships in which TTI formerly guaranteed certain partnership debts. There were no guarantees of these partnership debts outstanding at September 30, 2002.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the purchase of TTI, the Company acquired a note receivable from an officer of TTI. The note has been renewed and extended each year since issuance, is currently due in 2007 and is collateralized by marketable securities. As of September 30, 2002 and 2001, the balance outstanding was $374,533 and $363,234, respectively, and the note has been classified as a noncurrent related party receivable. Unsecured receivables from other employees totaled $77,877 at September 30, 2002.

As of September 30, 2002, the Company had an unsecured note receivable of $92,368 from a former officer of SFP; a note receivable of $404,507 from a company owned by the aforementioned former officer which is secured by the assets of that company; and an unsecured note receivable of $185,823 from another company owned by the aforementioned former officer.

As of September 30, 2002 and 2001, approximately $683,000 and $497,000, respectively, of related party receivables are represented by notes which are no longer accruing interest as the Company believes the interest is not collectible. As of September 30, 2002 and 2001, the Company has provided allowances for doubtful accounts of approximately $345,000 against all related party receivables as of those dates. The Company expects remaining amounts due under related party receivables to be realized either through collection or receipt of related collateral.

Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 2002 and 2001, the insurance premium receivable was approximately $600,000.

See Notes 3 and 10 for discussion of the notes payable to Mr. Harold Estes, President of TTI.

See Note 9 for discussion of the issuance of the Company’s and Mr. Estes’ issuance, jointly and severally, of a note payable to AgriLand, PCA in the amount of $856,000 related to the purchase of the SFP sawmill properties.

See Note 11 for discussion of options exercised by directors of the Company in exchange for notes receivable.

15.	EMPLOYEE BENEFIT PLAN

TTI adopted a discretionary profit sharing plan in 1986. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full-time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the executive officers of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 2002, 2001 and 2000 was approximately $66,000, $107,000 and $179,000, respectively.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

16.	DISCONTINUED OPERATIONS

Overhill Farms, Inc.

In August 2001, the Company’s Board of Directors approved a plan to spin off all of the Company’s shares of Overhill Farms, Inc. to the holders of the Company’s common stock. The transaction to effect the spin-off was completed in October 2002 and resulted in the issuance, expected to be a tax free dividend to the Company’s stockholders, of one share of Overhill Farms common stock for each two shares of the Company’s common stock owned as of September 30, 2002, the record date as established by the Board.

The operations of Overhill Farms have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the three years ended September 30, 2002 and are summarized as follows:

	For Its Fiscal Years Ended
	September 29, 2002	September 30, 2001	October 1, 2000
Net revenues	$138,119,000	$162,158,000	$145,418,000

Gross profit	22,621,000	28,516,000	28,162,000

Operating income	7,298,000	9,483,000	10,813,000

Income before income taxes and extraordinary item	1,698,000	3,409,000	5,128,000

Extraordinary item - early extinguishment of debt, net of income tax benefit of $452,000 in 2000	—	—	838,000

Net income	$1,030,000	$2,242,000	$2,492,000

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

16.	DISCONTINUED OPERATIONS (CONTINUED)

The Company’s investment in Overhill Farms has been reclassified as net current assets and as net long-term liabilities in the accompanying consolidated balance sheets as of September 30, 2002 and 2001. The net assets of Overhill Farms as of those dates, and, after deducting amounts allocable to the minority owner and warrant holder, the Company’s net investment in Overhill Farms, is summarized as follows:

	September 30,
	2002	2001
Assets:
Current assets	$33,652,434	$35,808,208
Property, plant and equipment, net of accumulated depreciation	9,170,516	4,819,092
Other assets	16,194,632	13,579,751

Total assets	59,017,582	54,207,051

Liabilities
Current liabilities	17,158,930	17,791,347
Long term debt, net	36,507,041	32,951,294

	53,665,971	50,742,641

Net assets of Overhill Farms	5,351,611	3,464,410
Net assets allocable to minority owner and warrant holder	(5,320,043)	(3,266,378)

Net investment	$31,568	$198,032

Through October 29, 2002, the date of the spin-off, the Company was a guarantor of long-term debt outstanding at Overhill Farms, Inc. In connection with the spin-off, the Company was released from all guarantees related to Overhill Farms, Inc.

The Company did not record a loss on the disposition of Overhill Farms, Inc. to shareholders on October 29, 2002 as the fair value of the net assets distributed exceeded their carrying value.

Polyphase Instrument Co.

In 1999, the Company sold its wholly owned subsidiary, Polyphase Instrument Co. (“PIC”), to an investment group headed by management of that company. The transaction was completed as a sale of 100% of the outstanding capital stock of PIC for total consideration of approximately $2.8 million, consisting of $1.8 million in cash and a subordinated note receivable for $1.0 million. This note was collateralized by all of the capital stock and assets of PIC, and was subject to the subordination of up to $1.375 million of bank indebtedness.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

16.	DISCONTINUED OPERATIONS (CONTINUED)

Because of the highly leveraged nature of the purchaser, the implicit reliance on the future operations of PIC to provide cash flows for debt service and the subordination of the note to other creditors of PIC, the Company fully reserved the subordinated note receivable in 1999. As a result of this transaction, the Company reported a loss from discontinued operations of approximately $1.2 million for the year ended September 30, 1999. Effective September 30, 2002, the Company and the purchaser reached agreement on a settlement of all amounts owed on the $1.0 million note for a cash payment to the Company of $600,000. This amount, net of applicable taxes, has currently been received and was reported as income from discontinued operations for the fiscal year ended September 30, 2002.

17.	APPROVAL OF SHAREHOLDER RIGHTS PLAN

On November 13, 2001, the Board of Directors approved a Shareholder Rights Plan, which was to have been implemented in coordination with the proposed distribution by the Company of all of its shares of common stock of Overhill Farms to the shareholders of the Company. The Shareholder Rights Plan was adopted to provide protection to shareholders in the event of an unsolicited attempt to acquire the Company. The Board of Directors has not implemented this plan.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

18.	INFORMATION BY INDUSTRY SEGMENT

The Company’s business is concentrated in the East Texas forestry business with operations in the segments described below.

Equipment, Parts and Service. The equipment, parts and service segment operates equipment dealerships, which sell major units, parts and repair services and finances the sale of industrial and commercial timber and logging equipment in East Texas and western Louisiana. Customers range from small logging operations to large integrated timber related operations.

Timber and Wood Products. The timber and wood products segment includes sawmill operations and the treatment and sale of lumber products.

	September 30, 2002
	Equipment, Parts and Service	Timber and Wood Products	Total
Net Sales:
Sales to unaffiliated customers	$27,579,100	$11,120,548	$38,699,648

Operating income (loss)	$(3,577,703)	$763,622	$(2,814,081)

General corporate expenses			(920,588)
Interest expense			(2,026,584)
Interest income and other			(207,562)

Loss from continuing operations before income taxes			$(5,968,815)

Identifiable assets:
Segment assets	$32,294,922	$5,427,591	$37,722,513

Corporate assets			17,295,842
Eliminations			—

Total assets			$55,018,355

Capital expenditures, net:
Segment	$107,671	$1,307,867	$1,415,538

Corporate			—

Total capital expenditures, net			$1,415,538

Depreciation and amortization:
Segment	$481,845	$120,571	$602,416

Corporate			1,211

Total depreciation and amortization			$603,627

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

18.	INFORMATION BY INDUSTRY SEGMENT (CONTINUED)

	September 30, 2001
	Equipment, Parts and Service	Timber and Wood Products	Total
Net Sales:
Sales to unaffiliated customers	$32,591,941	$10,703,603	$43,295,544

Operating income	$237,271	$433,488	$670,759

General corporate expenses			(789,595)
Interest expense			(2,405,665)
Interest income and other			764,051

Loss from continuing operations before income taxes			$(1,760,450)

Identifiable assets:
Segment assets	$41,943,475	$5,486,549	$47,430,024

Corporate assets			17,728,815
Eliminations			33,942

Total assets			$65,192,781

Capital expenditures, net:
Segment	$309,117	$395,277	$704,394

Corporate			—

Total capital expenditures, net			$704,394

Depreciation and amortization:
Segment	$763,422	$156,150	$919,572

Corporate			2,500

Total depreciation and amortization			$922,072

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

18.	INFORMATION BY INDUSTRY SEGMENT (CONTINUED)

	September 30, 2000
	Equipment, Parts and Service	Timber and Wood Products	Total
Net Sales:
Sales to unaffiliated customers	$35,079,971	$8,976,753	$44,056,724

Operating income	$938,367	$(717,606)	$220,761

General corporate expenses			(481,904)
Interest expense			(2,521,019)
Interest income and other			1,216,804

Loss from continuing operations before income taxes			$(1,565,358)

Identifiable assets:
Segment assets	$39,495,972	$4,943,551	$44,439,523

Corporate assets			24,666,061
Eliminations			417,080

Total assets			$69,522,664

Capital expenditures, net:
Segment	$168,881	$140,899	$309,780

Corporate			—

Total capital expenditures, net			$309,780

Depreciation and amortization:
Segment	$800,384	$103,535	$903,919

Corporate			7,799

Total depreciation and amortization			$911,718

No customer accounted for more than 10% of the Company’s sales in fiscal 2002, 2001 or 2000.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Year Ended September 30, 2002
	December 31	March 31	June 30	September 30
Net revenues	$8,777,235	$10,574,659	$8,397,763	$10,949,991

Gross profit	2,125,176	2,131,251	1,981,649	1,046,925

Operating income (loss)	359,784	262,387	101,372	(4,608,212)

Income (loss) from continuing operations	(129,437)	(216,781)	(224,658)	(5,127,261)

Discontinued operations	(2,153)	32,876	127,390	559,655

Net income (loss)	$(131,590)	$(183,905)	$(97,268)	$(4,567,606)

Net income (loss) per common share	$(.01)	$(.01)	$—	$(.25)

In the fourth quarter of fiscal year 2002, the Company recorded a goodwill impairment charge of approximately $3.6 million.

	For the Year Ended September 30, 2001
	December 31	March 31	June 30	September 30
Net revenues	$8,250,086	$8,679,922	$12,830,395	$13,535,141

Gross profit	1,954,203	2,150,734	2,114,830	1,679,792

Operating income (loss)	(123,136)	(137,764)	78,241	17,330

Income (loss) from continuing operations	(103,893)	(139,130)	65,733	(2,443,446)

Discontinued operations	267,846	492,344	573,785	205,156

Net income (loss)	$163,953	$353,214	$639,518	$(2,238,290)

Net income (loss) per common share	$.01	$.02	$.04	$(.13)

In the fourth quarter of fiscal year 2001, the Company recorded an additional $2.1 million valuation allowance against deferred tax assets in connection with the planned spin-off of Overhill Farms, Inc.

TREECON RESOURCES, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summary Balance Sheets

	September 30,
	2002	2001
Current assets:
Cash	$635,014	$190,084
Prepaid expenses and other	164,565	96,544
Net current assets of discontinued operations	16,493,504	17,271,667

Total current assets	17,293,083	17,558,295
Property and equipment	20,191	20,191
Less accumulated depreciation	(20,191)	(18,981)

	—	1,210
Noncurrent assets:
Tax receivable from subsidiary	6,318,759	6,724,954
Other assets (primarily investment in subsidiaries, net of advances from subsidiaries)	19,506,674	23,333,058

Total assets	$43,118,516	$47,617,517

Current liabilities:
Accounts payable	$447,617	$350,904
Accrued expenses	99,670	30,250
Deferred income taxes	709,311	658,430

Total current liabilities	1,256,598	1,039,584
Noncurrent liabilities:
Note payable and accrued interest payable to related party	22,332,614	20,861,367
Net noncurrent liabilities related to discontinued operations	16,461,936	17,668,829

Total liabilities	40,051,148	39,569,780

Stockholders’ equity:
Common stock	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(24,777,741)	(19,797,372)
Notes receivable	(497,250)	(497,250)

Total stockholders’ equity	3,067,368	8,047,737

	$43,118,516	$47,617,517

See note to condensed financial information of registrant.

TREECON RESOURCES, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Summary Statements of Operations

	For the Years Ended September 30,
	2002	2001
Net revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—

Selling, general and administrative expenses	920,588	789,595

Operating income (loss)	(920,588)	(789,595)

Other income (expense):
Interest expense	(1,471,247)	(1,472,493)
Interest income and other	80,000	80,116

Total other expense	(1,391,247)	(1,392,377)

Loss from continuing operations before income taxes and equity in net income of subsidiaries	(2,311,835)	(2,181,972)

Income taxes (benefit)	(427,622)	652,930

Loss from continuing operations before equity in net income (loss) of subsidiaries	(1,884,213)	(2,834,902)

Equity in net income (loss) of subsidiaries	(3,813,924)	214,166

Income (loss) from continuing operations	(5,698,137)	(2,620,736)

Discontinued operations, net of income taxes	717,768	1,539,131

Net income (loss)	$(4,980,369)	$(1,081,605)

See note to condensed financial information of registrant.

TREECON RESOURCES, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Summary Statements of Cash Flows

	For the Years Ended September 30,
	2002	2001
Cash flow provided by (used in) operating activities:
Income (loss) from continuing operations	$(5,698,137)	$(2,620,736)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,211	2,500
Equity in (income) loss of subsidiaries	3,813,924	(214,166)
Interest accrual on note payable to related party	1,471,247	1,471,247
Cash expenses related to discontinued operations	(386,285)	(292,214)
Taxes related to subsidiaries	(419,450)	620,580
Increase (decrease) in:
Prepaid expenses and other	(53,777)	(12,685)
Accounts payable and accrued expenses	166,197	416,124

Net cash provided by (used in) operating activities	(1,105,070)	(629,350)

Cash flows provided by (used in) investing and financing activities:
Cash received from Overhill Farms, Inc.	$950,000	450,000
Proceeds received on notes receivable	600,000	—
Exercise of common stock options	—	62,188
Repurchase of stock purchase warrants	—	(45,938)
Repurchase of preferred stock	—	—

Net cash provided by (used in) investing and financing activities	1,550,000	466,250

Net increase (decrease) in cash	444,930	(163,100)
Cash at beginning of year	190,084	353,184

Cash at end of year	$635,014	$190,084

See note to condensed financial information of registrant.

TREECON RESOURCES, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Summary Statements of Cash Flows

Note A – Basis of Presentation

In these parent company only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income/loss of its unconsolidated subsidiaries is included in parent company income using the equity method. In addition, the Company’s investment in and the operations of discontinued operations are separately stated in these financial statements. These parent company only financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes applicable thereto.

Due to subsidiary debt covenant and other restrictions, the Company’s ability to obtain funds from its subsidiaries is limited. In addition, as discussed in Note 10, the parent company’s ownership of Texas Timberjack is pledged as collateral against the note payable to a related party. Additionally, the Company has no operating revenues and is currently highly dependent on its subsidiaries for its liquidity needs.

TREECON RESOURCES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Year Ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,659,871	$1,510,264	(3)	$1,338,200	(1)	$1,831,935

Total	$1,659,871	$1,510,264	(3)	$1,338,200		$1,831,935

Year Ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,578,359	$541,764		$460,252	(2)	$1,659,871

Total	1,578,359	$541,764		$460,252		$1,659,871

Year Ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,782,887	$272,719		$477,247	(2)	$1,578,359

Total	$1,782,887	$272,719		$477,247		$1,578,359

(1)	Reversal of $1,000,000 reserve on note collected ($600,000 collected and credited to discontinued operations and $400,000 written off against reserve) and uncollectible accounts written off, net of recoveries ($338,200)
(2)	Uncollectible accounts written off, net of recoveries
(3)	Includes $1,013,099 of equity in the loss of Tony Currie Construction and related bad debt expense, which is collectively reserved against related party sales contracts receivable (See Note 4)