Form 10-Q
period 2002-12-31
TREECON RESOURCES INC
filed 2004-07-26
CIK 748212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9083

TREECON RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	23-2708876
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6004 South U.S. Highway 59

Lufkin, Texas 75901

(Address of principal executive offices)

(936) 634-3365

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of July 14, 2004, there were 18,615,464 shares of the issuer’s common stock, $.01 par value, outstanding.

TREECON RESOURCES, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2002

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash	$896,788	$2,327,766
Receivables, net of allowance for doubtful accounts of $762,971 and $1,794,200
Trade accounts	1,872,307	1,904,233
Sales contracts	3,049,920	3,937,056
Notes	2,332,669	2,192,115
Related parties	1,157,119	1,043,271
Inventories	14,465,176	13,476,256
Prepaid expenses and other	1,705,281	1,634,874
Assets held for sale	1,766,264	1,766,264
Net current assets of discontinued operations	—	16,493,504

Total current assets	27,245,524	44,775,339

Property and equipment, at cost
Land	658,930	658,930
Buildings and improvements	4,929,301	4,233,791
Machinery, equipment and other	2,544,825	2,694,492

	8,133,056	7,587,213
Accumulated depreciation	(3,060,133)	(2,915,206)

	5,072,923	4,672,007

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $58,865 and $37,735
Sales contracts	1,848,396	1,732,656
Notes	871,114	713,468
Related parties	374,533	374,533
Restricted cash	536,819	524,208
Other	1,993,434	2,226,074

	5,624,296	5,570,939

Total assets	$37,942,743	$55,018,285

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2002	September 30, 2002
	(Unaudited)	(Note 2)
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$5,338,496	$5,153,055
Notes payable and accrued interest to related party	24,427,070	1,596,264
Accounts payable	1,613,865	1,511,331
Accrued expenses and other	1,443,559	1,689,081
Current maturities of long-term debt	717,361	1,241,809

Total current liabilities	33,540,351	11,191,540

Long-term debt, net of current portion	1,517,649	1,440,619
Notes payable and accrued interest to related party	—	22,332,614
Reserve for credit guarantees	536,819	524,208
Net long-term liabilities related to discontinued operations	—	16,461,936

Total liabilities	35,594,819	51,950,917

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(25,937,810)	(24,777,741)
Notes receivable from officers and directors	(56,625)	(497,250)

Total stockholders’ equity	2,347,924	3,067,368

Total liabilities and shareholders’ equity	$37,942,743	$55,018,285

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31
	2002	2001
Net revenues	$9,701,303	$8,777,235
Cost of sales	8,043,881	6,652,059

Gross profit	1,657,422	2,125,176

Selling, general and administrative expenses	1,984,041	1,765,392

Operating income (loss)	(326,619)	359,784

Other income (expenses):
Interest expense	(583,910)	(544,564)
Interest income and other	(48,776)	(64,286)

Total other expenses	(632,686)	(608,850)

Loss from continuing operations before income taxes	(959,305)	(249,066)

Income tax benefit	—	119,629

Loss from continuing operations	(959,305)	(129,437)

Discontinued operations, net of income taxes	(66,700)	(2,153)

Net loss	$(1,026,005)	$(131,590)

Net loss per share, basic and diluted	$(.05)	$(.01)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2002	2001
Operating Activities:
Loss from continuing operations	$(959,305)	$(129,437)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	181,144	120,912
Provision for doubtful accounts	275,242	5,577
Interest accrual on notes to related party	498,192	400,835
Loss on investment in limited liability company	19,453	248,778
Cash expenses related to discontinued operations	(9,548)	(147,914)
Changes in:
Accounts and sales contracts receivable	703,855	1,415,779
Inventories	(988,920)	(350,438)
Prepaid expenses and other	3,713	100,939
Accounts payable	335,136	(334,471)
Accrued expenses and other	(245,522)	(279,049)

Net cash provided by (used in) operating activities	(186,560)	1,051,511

Investing Activities:
Capital expenditures, net	(570,393)	(193,274)
Notes and other receivables	(298,200)	429,750
Receivables from related parties	(113,848)	(398,032)

Net cash used in investing activities	(982,441)	(161,556)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended December 31,
	2002	2001
Financing Activities:
Net borrowings (principal payments) on line of credit arrangements	$185,441	$394,810
Proceeds from borrowings on long-term debt	174,146	—
Principal payments on long-term debt	(621,564)	—

Net cash provided by (used in ) financing activities	(261,977)	394,810

Net increase (decrease) in cash	(1,430,978)	1,284,765
Cash at beginning of period	2,327,766	686,382

Cash at end of period	$896,788	$1,971,147

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$60,536	$129,650
Income taxes	$—	$58,000

Supplemental Schedule of Noncash Investing and Financing Activities:

During the three months ended December 31, 2002, the Company completed the spin-off of its subsidiary, Overhill Farms, Inc., and recorded a charge against retained earnings (accumulated deficit) of approximately $134,000, representing the Company’s net investment in Overhill Farms at the time of distribution.

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(Unaudited)

1.	NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the “Company”), is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company’s wholly owned subsidiary Texas Timberjack, Inc. (“Timberjack” or “TTI”) and TTI’s subsidiaries Southern Forest Products, LLC (“SFP”) and Wood Forest Products, LLC (“WFP”). Through these entities, the Company distributes, leases and provides financing for industrial and logging equipment and is also engaged in the harvesting and processing of timber products.

The Company’s Board of Directors, in August 2001, approved a plan to spin off all of its shares of Overhill Farms, Inc. (“Overhill Farms”) to the holders of the Company’s common stock. This spin-off was completed in October 2002. Overhill Farms has been accounted for as a discontinued operation in the accompanying financial statements.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements include the continuing operations of the Company, its wholly owned subsidiaries and its majority owned subsidiaries. All material intercompany accounts and transactions were eliminated. Certain prior year amounts have been reclassified to conform to the current period presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, a nonrecurring adjustment was made to recognize a valuation allowance on parent company notes receivable from Mr. George Schrader and Mr. Michael Buck, who were directors until March 2004, and from an attorney who performed services for the Company and Overhill Farms, Inc. This adjustment reduced the carrying amount of the notes to the fair market value of the underlying collateral. The net effect of the adjustment was to reduce assets and increase SG&A expenses by $176,000. Of this amount, $128,000 is related to the note from the attorney and $48,000 is related to the notes from former directors. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003 or for any other period.

The condensed consolidated balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

3.	INVENTORIES

Inventories are summarized as follows:

	December 31, 2002	September 30, 2002
Timber and construction equipment	$12,118,682	$11,127,089
Finished wood products	1,352,246	1,260,892
Unharvested and harvested but unprocessed timber	994,248	1,088,275

	$14,465,176	$13,476,256

4.	PER SHARE DATA

The following table sets forth the calculation of net loss per share for the periods presented:

	For the Three Months Ended December 31,
	2002	2001
Numerator:
Loss from continuing operations	$(959,305)	$(129,437)
Discontinued operations	(66,700)	(2,153)

Net loss attributable to common shareholders	$(1,026,005)	$(131,590)

Denominator:
Denominator for basic earnings per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings loss per share	18,615,464	18,615,464

Net loss per share – basic and diluted:
Continuing operations	$(.05)	$(.01)
Discontinued operations	—	—

	$(.05)	$(.01)

No dilutive securities were outstanding during the three months ended December 31, 2002. At December 31, 2001 warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share were outstanding and excluded from the calculation of diluted per share amounts, as the effect would be antidilutive.

5.	INVESTMENT IN LIMITED LIABILITY COMPANY

TTI has a 49.9% ownership in a construction related limited liability company (the “LLC”), which is accounted for under the equity method. TTI’s initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack’s cost of acquiring the related equipment. During the three months ended December 31, 2002, the net related party receivable from the LLC increased approximately $42,000 to $669,000. Additionally, we recorded a loss of approximately $19,000 relating to TTI’s investment in the LLC during the three months ended December 31, 2002. During fiscal 2002, the LLC’s activities were substantially reduced and only minimal activity currently exists.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this document. This report, together with our unaudited condensed financial statements and notes thereto, contain forward-looking statements. These forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and management’s current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the impact of competitive products and pricing;

•	market conditions, and weather patterns that may affect the cost of timber as well as the market for our equipment;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	market demand for new and existing products;

•	other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission and

•	the “Risk Factors Related to our Business and Industry” described below.

Risk Factors Related to Our Business and Industry

The Company is subject to various risks which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-Q as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

Logging Equipment Industry. The demand for our logging equipment products is directly related to the strength of the logging industry in East Texas. If the demand for timber declines, we will experience a decrease in product demand. A decline in demand for timber can occur due to national economic factors such as decreased construction starts or increased mortgage interest rates. A decline can also occur due to regional or local factors, such as extended bad weather or the closing of paper or saw mills that drive the East Texas logging economy.

We are the authorized distributor of Timberjack and Blount logging equipment. For continued success, we must offer equipment that is technologically advanced and competitively priced when compared to our competition. If our competitors begin to offer equipment with better, more efficient operation, we may be unable to maintain our sales volumes. Also, we must be able to meet or improve upon our competitors’ price and financing offerings.

Timber and Wood Products Industry. Our ability to maintain profitability in the highly competitive timber and wood products industry is contingent upon continued strong demand for our lumber products. If lumber prices drop, we may not be able to sell our products at a profit. Lumber prices are influenced by factors that influence the strength of the construction industry, such as housing starts, interest rates, and overall economic conditions.

Our sawmill and wood treating plant have been in operation for many years, and more efficient equipment is now available. If our equipment must be replaced or upgraded, additional capital investment will increase our depreciation expense.

Overall Business. Our overall business and our reported results are affected by general economic and political conditions in the United States. This includes wars and other international conflicts and the threat thereof; actions by the United States Federal Reserve Board and other central banks, actions by the United States Securities and Exchange Commission, actions by environmental regulatory agencies, including those related to engine emissions and the risk of global warming; actions by other regulatory bodies; actions by rating agencies, capital market disruptions, investor sentiment, inflation and deflation rates, interest rate levels, customer borrowing and repayment practices, and the number of customer loan delinquencies and defaults; actions of competitors, particularly price discounting; manufacturer production and technological difficulties, changes to accounting standards, the effects of terrorism and the response thereto; and legislation affecting the sectors in which we operate.

Note Payable to Related Party. We currently owe a related party (Mr. Harold Estes) $24,336,841 for a note payable that matured October 31, 2003 and was renewed and extended subsequent to year end to October 31, 2004. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on this collateral would have an adverse effect on our ability to continue as a going concern.

Overview

Our strategy is to be the leading supplier of forestry equipment and timber products within our market territories. We intend to create value for our stockholders by continuing to execute our growth and operating strategies. We employ the following corporate strategies:

•	Continue to provide high quality products and superior services to our customers

•	Seek internal growth by adding customers and new product lines

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in the notes to the audited financial statements that are included in our annual report on Form 10-K for the year ended September 30, 2002.

We believe the following critical accounting policies are related to the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition. We generally recognize revenue when products are shipped, which is when title and risk of loss pass to the buyer, or when services are performed, and provide for estimated returns and allowances at the time of sale. However, a portion of our business relates to the sale of equipment through installment sales contracts. Revenue is recognized on these accounts using the installment method due to frequent late payments, periodic repossessions and related uncertainty with respect to ultimate realization at the time of sale. Under the installment method, we record at the point of sale both a sale and a cost of sale for the total cost of the unit. We initially record gross profit in a deferred profit account to be recognized as proceeds are received, based on the relative percentage of transaction profit to sales price. Given the uncertainty with respect to ultimate collection, interest on installment contracts is recognized on a cash basis.

Allowance for Doubtful Receivables. We account for bad debts on accounts receivable using the reserve method. We establish an allowance based on a percentage of parts sales, past bad debt experience, the makeup of the current portfolio and current market conditions. We establish allowances for doubtful notes receivable if, at the date of valuation, management believes it is probable that a loss exists in the portfolio based on an evaluation of the individual notes included in the portfolio, payment history, and the expected credit risk based on subject collateral, if any. We account for bad debts on sales contracts receivable using the reserve method. After reviewing economic conditions, as well as historical trends and collateral values, we evaluate our allowance for doubtful sales contracts based on the estimated loss exposure at any given time in the portfolio, which has historically not been significant in comparison to the total portfolio amount.

Our estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively attainable. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, we believe our allowances for doubtful receivables are fairly stated as of December 31, 2002.

Inventories. Inventories of timber and construction equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

Impairment of Long-Lived Assets. When long-lived asset impairment indicators are present, we evaluate impairment of long-lived assets in accordance with SFAS No. 144 by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded for the amount, if any, by which the carrying value of such assets exceeds their fair values. Projections of undiscounted cash flows inherently involve management’s subjective estimates and assumptions regarding future expected operating results. Actual results could differ from management estimates

Income Taxes. We record deferred income taxes using the liability method to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or not management believes such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of December 31, 2002, we have recorded a valuation allowance against all of our net deferred tax assets that relate to our continuing operations as we currently believe such amount is not likely to be recoverable given our recent history of operating losses.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for our classification of liabilities in the financial statements that have characteristics of both liabilities and equity. We will continue to review SFAS No. 150; however, we do not expect SFAS 150 to have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. The adoption of FASB Interpretation No. 46 did not have a material effect on our financial position, results of operations or cash flows.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of a non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on our financial position, results of operations or cash flows.

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position, results of operations or cash flows.

In November 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). These rules supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. We adopted SFAS 144 as of October 1, 2001 and such adoption did not have a material impact on its financial condition, results of operations and cash flows.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net Revenues. Net revenues for the three months ended December 31, 2002 increased $924,000 (10.5%) to $9,701,000 from $8,777,000 for the three months ended December 31, 2001. The increase in revenues resulted from revenue increases at both our business segments – Equipment and Timber Products.

The Equipment segment’s net revenues were $7,301,000 the first quarter of fiscal 2003 as compared to $6,627,000 for the first quarter of fiscal 2002, an increase of $674,000. The increase in net revenues for the period was impacted by both an increase in new equipment sales and by an increase in equipment sold under the installment sales basis. This increase in sales was partially offset by declines in both parts revenues ($139,000) and service revenues ($45,000). Management believes the increase in equipment revenues was due to a pent up demand for forestry equipment. Due to uncertainties in the forestry market, many of our customers delayed equipment purchases during our fiscal year ended September 30, 2002. However, during our first quarter ending December 31, 2002, the forestry market began to improve slightly resulting in an increase in equipment sales.

Net revenues for our Timber segment were $2,400,000 for the first quarter of fiscal 2003 as compared to $2,151,000 for the first quarter of fiscal 2002, an increase of $249,000. This increase was principally the result of an increase in lumber sales. Demand for SFP’s two product lines, large timbers and decking, increased from the first quarter of fiscal 2002 and management increased production to meet the increased demand.

Gross Profit. Gross profit for the first quarter of fiscal 2003 declined $468,000 to $1,657,000 from $2,125,000 for the first quarter of fiscal 2002. This decline is due mostly to changes in the product mix of our Equipment unit. Although net revenues at our Equipment segment increased $674,000 from the first quarter of fiscal 2002 compared to the first quarter of fiscal 2003, the gross profit margin declined from 25.0% for the first quarter fiscal 2002 to 16.8% for the first quarter fiscal 2003. The decline in gross profit margin was due to increases in new equipment sales and from increases in installment sales. Under the installment method, we record at the point of sale both a sale and a cost of sale for the total cost of the unit. We initially record the gross profit in a deferred profit account to be recognized as we receive payments from our customers, based on the relative percentage of transaction profit to sales price. Under the installment method, gross profit is not recognized until payments are received. Since initial installment sales increased $861,000 from the first quarter of fiscal 2002 to the first quarter of fiscal 2003, gross profit for the first quarter fiscal 2003 declined, because profit on those initial installment sales will only be recognized as proceeds are collected.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the first quarter of fiscal 2003 increased $219,000 (12.4%) to $1,984,000 (20.5% of net revenues) from $1,765,000 (20.1% of net revenues) for the first quarter of fiscal 2002. Part of the increase was due to legal expenses incurred in connection with the defense of our class action lawsuit during the first quarter fiscal 2003. In connection with the completion of the spin-off of Overhill Farms, we provided for a $48,000 collectibility reserve against the notes receivable from Messrs. Michael Buck and George Schrader, who were directors of the Company until March, 2004. Additionally, we established a $128,000 reserve against a note receivable from an attorney who performed services for the Company and Overhill Farms, Inc. These increases were partially offset by reductions in personnel expenses at the equipment unit.

Operating Income. Operating income declined $686,000 (191%) to a loss of $327,000 for the first quarter of fiscal 2003 from a profit of $360,000 for the first quarter fiscal 2002. The decline in operating income is the result of a decline in the gross profit margin as well as an increase in SG&A as noted above. We intend to reduce SG&A and manage our cost structure with increased emphasis on increasing gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expenses. Total other income/expenses for the first quarter of fiscal 2003 increased $24,000 from the first quarter fiscal 2002. This change is largely due to a $39,000 increase in interest expense, which resulted from the refinancing of Harold Estes’ note during the first quarter fiscal 2003. The increase in interest expense was partially offset by a $15,000 improvement in interest income and other expense. This improvement is from lower losses on partnership investments offset by less interest income. Losses related to Timberjack’s 49.9% investment in Tony Currie Construction, LLC, accounted for on the equity method, declined in the first quarter. For the first quarter fiscal 2003, Timberjack recorded a loss of $19,000 relating to its investment in the LLC as compared to a $249,000 loss for the first quarter fiscal 2002. Interest income declined $81,000 (62.3%) to $49,000 in the first quarter fiscal 2003 from $130,000 in the first quarter of fiscal 2002. Interest income declined as a result of a decline in average outstanding loans. Additionally, participation income declined $17,000 from the first quarter 2002 to first quarter fiscal 2003.

Net Loss. The net result for the first quarter of fiscal 2003 was a loss of $1,026,000 ($.05 per share) as compared to a loss of $132,000 ($.01 per share) for the first quarter of fiscal 2002.

We currently expect to improve on our operating results, and hope to return to profitable operations, primarily through (a) improving gross margins achieved by raising our pricing structure on equipment sales (b) growing revenues on profitable equipment lines (c) increasing production and cost efficiencies at the sawmill operations (d) reducing raw timber inventory costs at the sawmill operations (e) reducing SG&A expenses in both segments and (f) pursuing profitable investments relating to the timber industry.

We may be unable to improve our operating results if we continue to suffer softness in the East Texas timber market, which affects demand for equipment. Market conditions and weather patterns may affect the cost of timber, as well as the market for our equipment. Our business may also suffer other adverse changes, such as the impact of competitive products and pricing.

Liquidity and Capital Resources

Historically, principal sources of liquidity are cash flows from operations, cash balances and additional financing capacity. Our cash and cash equivalents decreased by $1,431,000 to $897,000 during the first quarter of fiscal 2003, as compared to an increase of $1,285,000 during the first quarter of fiscal 2002.

During the first quarter of fiscal 2003, our operating activities resulted in a use of cash of approximately $187,000, as compared to cash provided of $1,052,000 during the first quarter of fiscal 2002. During the current period, operating losses and noncash expenses generally offset one another, with the use of cash resulting primarily from a $989,000 increase in inventories which was largely offset by reductions in accounts receivable of $704,000 and a net increase of $90,000 in current liabilities. As of December 31, 2002, we had a working capital deficit of approximately $6,267,000, resulting from the reclassification to current liabilities during the quarter of the Company’s note payable and accrued interest to Mr. Estes, which matures in October 2003 and has been renewed through October 2004.

During the first quarter of fiscal 2003, our investing activities resulted in a use of cash of approximately $982,000, as compared to a use of cash of $162,000 during the first quarter of fiscal 2002. Our use of cash in the current year resulted from capital expenditures of $570,000 by TTI, together with increases of $412,000 in notes and related party receivables.

During the first quarter of fiscal 2003, our financing activities resulted in a use of cash of approximately $262,000, as compared to cash provided of $395,000 during the first quarter of fiscal 2002. The use of cash in the current period resulted primarily from repayments on long-term debt of $621,000, with cash provided from borrowings on long-term debt of $174,000 and net borrowings on lines of credit of $185,000.

We believe that funds available to us from operations and existing capital resources will be adequate for our operating and capital requirements for at least the next twelve months. Our note payable to Mr. Harold Estes, in the amount of $22.3 million, plus accrued interest, matured on October 31, 2003. Subsequent to October 31, 2003, we agreed with Mr. Estes to a further extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate to 5% from 9%. Interest payable to Mr. Estes as of October 31, 2003, totaling approximately $2.1 million, will be added to the principal of the refinanced note. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would have a material adverse effect on our ability to continue as a going concern.

Following	is a summarization of our contractual obligations at December 31, 2002:

Future debt maturities at December 31, 2002:

Fiscal Year
Remainder of 2003	$7,374,886
2004	23,817,629
2005	545,695
2006	242,364
2007	20,002

Total	$32,000,576

Other contractual obligations at December 31, 2002:

In addition to the contractual obligations mentioned above, at December 31, 2002, we had open purchase orders for equipment to be delivered in the subsequent quarter totaling approximately $1,429,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations. We are currently subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase annual interest expense on currently outstanding debt by approximately $26,000. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of December 31, 2002, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $176,000.

We do not own, nor do we have an interest in, any other market risk sensitive instruments.

Item 4. Controls and Procedures

The Company was late in filing its Form 10-Q reports for the quarters ended December 31, 2002, March 31, 2003, and June 30, 2003, and its Form 10-K report for the fiscal year ended September 30, 2003. At the time such reports were due, the Company had a different Board of Directors and Chief Executive Officer. The current Board of Directors and Chief Executive Officer were appointed and elected in March, 2004.

The spin-off of Overhill Farms in October 2002 and the concurrent resignation of William Shatley, the Company’s Chief Financial Officer at the time, left the Company with only its Chief Executive Officer, who remained with the Company without pay to aid in transition, two additional Board Members and no paid employees. The CEO subsequently resigned in December 2003. This shortage of personnel and the resignation of the Company’s auditors in November 2003 prevented the Company from filing the reports in a timely manner. The Company was without outside auditors until March, 2004 when Langley, Williams and Company was engaged, and at which time the Company was able to gather the information necessary to complete and file the late reports.

The information gathered included a note dated November 1, 2002 from an attorney who had performed work for Overhill Farms, Inc. and the Company. The $262,350 note is secured by an unperfected lien on 86,000 shares of Overhill Farms Inc. stock, a former subsidiary of the Company that was spun off in October 2002. The Company has written down the note to the value of the stock. In evaluating the Company’s controls and procedures, management concluded that the controls and procedures that allowed the loan evidenced by the note to be made were not adequate. Since that time the Company has implemented enhanced control measures. These measures have included instituting Board approval procedures for loans and other significant actions and increasing controls on bank accounts.

The Company also conducted an evaluation of its disclosure controls and procedures taking into account matters covered by the letter to the Audit Committee included in the Report to the Board of Directors issued by Ernst & Young, L.L.P. in connection with the audit of the Company’s financial statements for the fiscal year ended September 30, 2002. The letter stated that none of the financial accounting personnel have extensive experience with the rules and regulations of the SEC, and none of them were devoted solely to the financial reporting function. In response to the letter from Ernst & Young, L.L.P. the Company has taken the following actions and is commencing initiatives to address these issues including:

•	Hired additional accounting personnel who have experience with financial reporting; and

•	Reassigned responsibilities within the accounting department so that an employee is primarily responsible for the financial reporting function.

The Company will continue to evaluate the effectiveness of its controls and procedures on an ongoing basis and will implement further actions as necessary in its continuing efforts to strengthen its control process.

Evaluation of Disclosure Controls and Procedures

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the date of this report. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the filing date of this report the information required to be disclosed in the reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported as required.

Changes to Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various lawsuits, claims and proceedings related to the conduct of our business. Our management does not believe that the disposition of any pending claims is likely to adversely affect our financial condition, results of operations or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description

31*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREECON RESOURCES, INC.
(Registrant)

Date: July 22, 2004	By:	/s/ Mike Boatman
Mike Boatman
President and
Chief Executive Officer
(principal executive officer)

Date: July 22, 2004	By:	/s/ Mike Boatman
Mike Boatman
principal financial officer

EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Number	Description
31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002