Form 10-Q
period 2003-03-31
TREECON RESOURCES INC
filed 2004-07-26
CIK 748212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9083

TREECON RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	23-2708876
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

TREECON RESOURCES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash	$879,141	$2,327,766
Receivables, net of allowance for doubtful accounts of $681,205 and $1,794,200
Trade accounts	1,579,444	1,904,233
Sales contracts	2,182,254	3,937,056
Notes	2,279,034	2,192,115
Related parties	1,139,906	1,043,271
Inventories	12,608,278	13,476,256
Prepaid expenses and other	1,016,329	1,634,874
Assets held for sale	—	1,766,264
Net current assets of discontinued operations	—	16,493,504

Total current assets	21,684,386	44,775,339

Property and equipment, at cost
Land	658,930	658,930
Buildings and improvements	5,005,699	4,233,791
Machinery, equipment and other	2,492,347	2,694,492

	8,156,976	7,587,213
Accumulated depreciation	(3,178,793)	(2,915,206)

	4,978,183	4,672,007

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $27,067 and $37,735
Sales contracts	1,506,116	1,732,656
Notes	836,465	713,468
Related parties	374,533	374,533
Restricted cash	538,460	524,208
Other	1,973,417	2,226,074

	5,228,991	5,570,939

Total assets	$31,891,560	$55,018,285

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31, 2003	September 30, 2002
	(Unaudited)	(Note 2)
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$3,171,219	$5,153,055
Notes payable and accrued interest to related party	23,327,301	1,596,264
Accounts payable	1,042,602	1,511,331
Accrued expenses and other	1,109,068	1,689,081
Current maturities of long-term debt	370,991	1,241,809

Total current liabilities	29,021,181	11,191,540

Long-term debt, net of current portion	656,780	1,440,619
Notes payable and accrued interest to related party	—	22,332,614
Reserve for credit guarantees	538,460	524,208
Net long-term liabilities related to discontinued operations	—	16,461,936

Total liabilities	30,216,421	51,950,917

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(26,610,595)	(24,777,741)
Notes receivable from officers and directors	(56,625)	(497,250)

Total stockholders’ equity	1,675,139	3,067,368

Total liabilities and shareholders’ equity	$31,891,560	$55,018,285

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Net revenues	$9,192,796	$10,574,659
Cost of sales	7,779,118	8,443,408

Gross profit	1,413,678	2,131,251

Selling, general and administrative expenses	1,561,488	1,868,864

Operating income (loss)	(147,810)	262,387

Other income (expenses):
Interest expense	(564,665)	(551,628)
Interest income and other	39,690	(75,000)

Total other expenses	(524,975)	(626,628)

Loss from continuing operations before income taxes	(672,785)	(364,241)

Income tax benefit	—	147,460

Loss from continuing operations	(672,785)	(216,781)

Discontinued operations, net of income taxes	—	32,876

Net loss	$(672,785)	$(183,905)

Net loss per share, basic and diluted	$(.04)	$(.01)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended March 31,
	2003	2002
Net revenues	$18,894,099	$19,351,894
Cost of sales	15,822,999	15,095,467

Gross profit	3,071,100	4,256,427

Selling, general and administrative expenses	3,545,529	3,634,256

Operating income (loss)	(474,429)	622,171

Other income (expenses):
Interest expense	(1,148,575)	(1,096,192)
Interest income and other	(9,086)	(139,286)

Total other expenses	(1,157,661)	(1,235,478)

Loss from continuing operations before income taxes	(1,632,090)	(613,307)

Income tax benefit	—	267,089

Loss from continuing operations	(1,632,090)	(346,218)

Discontinued operations, net of income taxes	(66,700)	30,723

Net loss	$(1,698,790)	$(315,495)

Net loss per share, basic and diluted	$(.09)	$(.02)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2003	2002
Operating Activities:
Loss from continuing operations	$(1,632,090)	$(346,218)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	369,782	270,404
Provision for doubtful accounts	275,242	86,477
Interest accrual on notes to related party	994,687	793,608
Loss on investment in limited liability company	51,481	462,817
Cash expenses related to discontinued operations	(9,548)	(294,726)
Changes in:
Accounts and sales contracts receivable	2,206,664	1,408,391
Inventories	867,978	134,753
Prepaid expenses and other	663,154	19,212
Accounts payable	(236,127)	(536,945)
Accrued expenses and other	(410,013)	238,517

Net cash provided by operating activities	3,141,210	2,236,290

Investing Activities:
Capital expenditures, net	(646,791)	257,604
Notes and other receivables	(209,916)	(240,328)
Receivables from related parties	(96,635)	(422,804)

Net cash used in investing activities	(953,342)	(405,528)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended March 31,
	2003	2002
Financing Activities:
Net borrowings (principal payments) on line of credit arrangements	$(1,981,836)	$(1,598,144)
Proceeds from borrowings on long-term debt	174,146	—
Principal payments on long-term debt	(1,828,803)	—
Advance from related party	—	850,000

Net cash provided by (used in) financing activities	(3,636,493)	(748,144)

Net increase (decrease) in cash	(1,448,625)	1,082,618
Cash at beginning of period	2,327,766	686,382

Cash at end of period	$879,141	$1,769,000

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$111,655	$267,445
Income taxes	$—	$58,000

Supplemental Schedule of Noncash Investing and Financing Activities:

During the six months ended March 31, 2003, the Company completed the spin-off of its subsidiary, Overhill Farms, Inc., and recorded a charge against retained earnings (accumulated deficit) of approximately $134,000, representing the Company’s net investment in Overhill Farms at the time of distribution.

In February 2003, SFP sold all its interest in Quantum Fuel & Refining, Inc. to a related party and received as consideration the related party’s 24.95% interest in SFP, which then became a wholly owned subsidiary of TTI.

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.	NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the “Company”), is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company’s wholly owned subsidiary Texas Timberjack, Inc. (“Timberjack” or “TTI”) and TTI’s subsidiaries Southern Forest Products, LLC (“SFP), and Wood Forest Products, LLC (“WFP”). Through these entities, the Company distributes, leases and provides financing for industrial and logging equipment and is also engaged in the harvesting and processing of timber products.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, a nonrecurring adjustment was made to recognize a valuation allowance on parent company notes receivable from Mr. George Schrader and Mr. Michael Buck, who were directors until March 2004, and from an attorney who performed services for Overhill Farms, Inc. and the Company. This adjustment reduced the carrying amount of the notes to the fair market value of the underlying collateral. The net effect of the adjustment was to reduce assets and increase SG&A expenses by $176,000. Of this amount, $128,000 of this amount is related to the note from the attorney and $48,000 is related to the notes from former directors. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003, or for any other period.

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

3.	INVENTORIES

Inventories are summarized as follows:

	March 31, 2003	September 30, 2002
Timber and construction equipment	$10,447,195	$11,127,089
Finished wood products	1,017,256	1,260,892
Unharvested and harvested but unprocessed timber	1,143,827	1,088,275

	$12,608,278	$13,476,256

4.	PER SHARE DATA

The following table sets forth the calculation of net loss per share for the periods presented:

	For the Three Months Ended March 31,
	2003	2002
Numerator:
Loss from continuing operations	$(672,785)	$(216,781)
Discontinued operations	—	32,876

Net loss attributable to common shareholders	$(672,785)	$(183,905)

Denominator:
Denominator for basic earnings per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings loss per share	18,615,464	18,615,464

Net loss per share – basic and diluted:
Continuing operations	$(.04)	$(.01)
Discontinued operations	—	—

Net loss per share	$(.04)	$(.01)

4.	PER SHARE DATA (CONTINUED)

	For the Six Months Ended March 31,
	2003	2002
Numerator:
Loss from continuing operations	$(1,632,090)	$(346,218)
Discontinued operations	(66,700)	30,723

Net loss attributable to common shareholders	$(1,698,790)	$(315,495)

Denominator:
Denominator for basic earnings per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings loss per share	18,615,464	18,615,464

Net loss per share – basic and diluted:
Continuing operations	$(.09)	$(.02)
Discontinued operations	—	—

Net loss per share	$(.09)	$(.02)

No dilutive securities were outstanding during the three and six months ended March 31, 2003. At March 31, 2002, warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share were outstanding and excluded from the calculation of diluted per share amounts, as the effect would be antidilutive

5.	INVESTMENT IN LIMITED LIABILITY COMPANY

TTI has a 49.9% ownership in a construction related limited liability company (the “LLC”), which is accounted for under the equity method. TTI’s initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack’s cost of acquiring the related equipment. During the six months ended March 31, 2003, the net related party receivable from the LLC decreased approximately $1,000 to $626,000. Additionally, the Company recorded a loss of approximately $51,000 relating to TTI’s investment in the LLC during the six months ended March 31, 2003. During fiscal 2002, the partnership’s activities were substantially reduced and only minimal activity currently exists.

6.	ASSETS HELD FOR SALE

During the fiscal year ended September 30, 2000, in exchange for approximately $400,000 of raw timber inventory and the assumption of certain liabilities, SFP acquired all of the outstanding stock of Quantum Fuel & Refining, Inc. (“Quantum”) from TTI’s minority partner in SFP. Quantum’s assets consist primarily of a non-operating refinery in Egan, Louisiana. Liabilities assumed included a $1.0 million note payable, along with accrued interest, to Mr. Harold Estes, President of TTI. SFP acquired the assets of Quantum for resale and had classified the assets as held for sale since the date of acquisition. In February 2003, SFP sold 100% of the stock of Quantum back to TTI’s minority partner in SFP, and received in exchange the aforementioned minority partner’s 24.95% interest in SFP, which then became a wholly-owned subsidiary of TTI.

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

Allowance for Doubtful Receivables. We account for bad debts on accounts receivable using the reserve method. We establish allowance based on a percentage of parts sales, past bad debt experience, the makeup of the current portfolio and current market conditions. We establish allowances for doubtful notes receivable if, at the date of valuation, management believes it is probable that a loss exists in the portfolio based on an evaluation of the individual notes included in the portfolio, payment history, and the expected credit risk based on subject collateral, if any. We account for bad debts on sales contracts receivable using the reserve method. After reviewing economic conditions, as well as historical trends and collateral values, we evaluate our allowance for doubtful sales contracts based on the estimated loss exposure at any given time in the portfolio, which has historically not been significant in comparison to the total portfolio amount.

Our estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively attainable. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, we believe our allowances for doubtful receivables are fairly stated as of March 31, 2003.

Inventories. Inventories of timber and construction equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

Impairment of Long-Lived Assets. When long-lived asset impairment indicators are present, we evaluate impairment of long-lived assets in accordance with SFAS No. 144 by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded for the amount, if any, by which the carrying value of such assets exceeds their fair values. Projections of undiscounted cash flows inherently involve management’s subjective estimates and assumptions regarding future expected operating results. Actual results could differ from management estimates

Income Taxes. We record deferred income taxes using the liability method to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or not management believes such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of March 31, 2003, we have recorded a valuation allowance against all of our net deferred tax assets that relate to our continuing operations as we currently believe such amount is not likely to be recoverable given our recent history of operating losses.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. We are currently evaluating the impact, if any, of Interpretation No. 46 on our consolidated financial statements.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee based on the fair value of a non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. We are currently in the process of evaluating the impact, if any, of Interpretation No. 45 on our consolidated financial statements.

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our financial position, results of operations or cash flows.

In November 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). These rules supersede FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, providing a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Statement 144 also supersedes the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, although earlier application is encouraged. We adopted SFAS 144 as of October 1, 2001 and such adoption did not have a material impact on our financial condition, results of operations and cash flows.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Revenues. Net revenues for the three months ended March 31, 2003 decreased $1,382,000 (13.1%) to $9,193,000 from $10,575,000 for the three months ended March 31, 2002. The decline in revenues resulted from revenue declines at both our business segments – Equipment and Timber Products.

The Equipment segment’s net revenues were $6,504,000 the second quarter of fiscal 2003 as compared to $7,450,000 for the second quarter of fiscal 2002, a decrease of $946,000. Although new equipment sales increased $421,000 to $4,100,000 for second quarter of fiscal 2003 from $3,679,000 for the second quarter of fiscal 2002, overall net revenues declined. The decline in net revenues for the period was mostly due to a decline in used equipment sold under installment sales arrangements. The decline in sales was also impacted by declines in both parts revenues ($156,000) and service revenues ($142,000). During the second quarter of fiscal 2003, the East Texas area received an unusually high amount of rainfall, which negatively affected our sales of used equipment, parts, and service.

Our Timber segment’s net revenues were $2,688,000 for the second quarter of fiscal 2003 as compared to $3,124,000 for the second quarter of fiscal 2002, a decrease of $436,000. As previously discussed, the East Texas area received an unusually high amount of rainfall during the second quarter of fiscal 2003. Due to the high rainfall, the sawmill was closed for approximately three weeks, because we were unable to obtain raw materials (logs). This caused our production to decline substantially, which in turn resulted in a decline in our revenues.

Gross Profit. Gross profit for the second quarter of fiscal 2003 declined $717,000 from $2,131,000 for the second quarter of fiscal 2002. This decline is due to declines at both the Equipment unit and the Timber unit. The Equipment unit’s gross profit margin declined $514,000 to $1,108,000 for the second quarter fiscal 2003 from $1,622,000 for the second quarter fiscal 2002. During the second quarter of fiscal 2003, we made a decision to wholesale our slower moving inventory, which contributed to the decline in the Equipment unit’s gross profit. Competitive pressures also contributed to the decline in the Equipment Unit’s gross profit. The Timber unit’s gross profit declined $204,000 to $305,000 for the three months ended March 31, 2003 from $509,000 for the three months ended March 31, 2002. This decline was caused by a temporary shutdown of the mill due to poor weather conditions, which caused production efficiencies to decline, resulting in an increase in the cost of the lumber manufactured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the second quarter of fiscal 2003 declined $307,000 (16.4%) to $1,561,000 (17.0% of net revenues) from $1,869,000 (17.7% of net revenues) for the second quarter of fiscal 2002. Due to a concerted effort to reduce personnel and operating expenses, SG&A declined $196,000 in the operating units. Additionally, parent company SG&A declined $111,000 from the same period in 2002, primarily due to the closing of the corporate office in Addison, Texas and the assignment of the investor relation function to existing Texas Timberjack personnel.

Operating Income. Operating income declined $410,000 (156%) to a loss of $148,000 for the second quarter of fiscal 2003 from a profit of $262,000 for the second quarter fiscal 2002. The decline in operating income is the result of a decline in the gross profit margin, which was partially offset by an improvement in SG&A expenses. We intend to continue to reduce SG&A and manage our cost structure with increased emphasis on increasing gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expenses. Total other income/expenses for the second quarter of fiscal 2003 decreased $102,000 from the second quarter fiscal 2002. This improvement was due to a decline in losses related to TTI’s 49.9% investment in Tony Currie Construction, LLC, accounted for on the equity method. For the second quarter of fiscal 2002, Timberjack recorded a loss of $214,000 relating to its investment in the LLC as compared to a loss of $32,000 loss for the second quarter fiscal 2003. This improvement in losses was partially offset by a $13,000 increase in interest expense, which resulted primarily from the refinancing of our note payable to Mr. Harold Estes during the first quarter fiscal 2003. Also offsetting the reduced loss is a decrease in interest income, which decreased $48,000 (46.6%) to $55,000 in the second quarter 2003 from $103,000 in the same quarter 2002. The decrease in interest income is due to a decline in the average outstanding balance of notes receivable during the second quarter 2002 to the second quarter 2003.

Net Loss. The net result for the second quarter of fiscal 2003 was a loss of $673,000 ($.04 per share) as compared to a loss of $184,000 ($.01 per share) for the second quarter of fiscal 2002.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Net Revenues. For the six months ended March 31, 2003, revenues decreased $458,000 (2.4%) to $18,894,000 as compared to $19,352,000 for the six months ended March 31, 2002.

Our Equipment unit reported a $271,000 decline in revenues to $13,806,000 for the six months ended March 31, 2003 from $14,077,000 for the six months ended March 31, 2002. This decline is primarily due to declines in parts revenue of $295,000, service revenues of $187,000 and interest income from sales contracts of $217,000. Although new equipment sales increased $421,000 from March 31, 2002 to March 31, 2003, the continued softness in the timber industry plus wet weather conditions contributed to the decline in parts, service, and installment contract revenue.

Our Timber segment reported a decline in revenues of $186,000 to $5,088,000 for the six months ended March 31, 2003 from $5,274,000 for the comparable period in 2002. As previously discussed, the East Texas area received an unusually high amount of rainfall during the second quarter of fiscal 2003. Due to the high rainfall, the sawmill was closed for approximately three weeks, because we were not able to obtain raw materials (logs). This caused our production to decline substantially, which in turn resulted in a decline in revenues.

Gross Profit. Gross profit for the six months ended March 31, 2003 decreased $1,185,000 to $3,071,000 from $4,256,000 for the comparable period in 2002. Gross profit as a percentage of net revenues decreased to 16.3 % in 2003 as compared to 22.0% for the same period in 2002. The gross profit decrease related primarily to our decision to wholesale the slower moving inventory and competitive pressures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the six months ended March 31, 2003 decreased $89,000 to $3,546,000 (18.8% of revenues) from $3,634,000 (18.8 % of revenues) for the comparable period in 2002. Due to a concerted effort to reduce personnel and operating expenses, SG&A declined approximately $200,000 in the operating units during the six month period, when compared with the same period in 2002. This was offset by parent company SG&A, which increased $113,000 from the same period in 2002. Part of the increase was due to legal expenses incurred in connection with the defense of our class action lawsuit during the first quarter fiscal 2003. Also, in connection with the completion of the spin-off of Overhill Farms, we provided for a $48,000 collectibility reserve against the notes receivable from Michael Buck and George Schrader, who were directors of the Company until March 2004. Additionally, we established a $128,000 reserve against a note receivable from an attorney who performed services for Overhill Farms, Inc. and the Company. These increases were partially offset by savings experienced due to the closing of the corporate office in Addison, Texas and the assignment of the investor relation function to existing Texas Timberjack personnel.

Other Income/Expenses. Total other income/expenses during the six months ended March 31, 2003, consisting primarily of interest expense, decreased to $1,158,000, as compared to $1,235,000 for the six months ended March 31, 2002, a decrease of $77,000. This decrease was due to an improvement in other income as losses related to Timberjack’s 49.9% investment in a construction company accounted for on the equity method declined. For the six months ending in 2003, Timberjack recorded a loss of $51,000 relating to its investment in the LLC as compared to a loss of $463,000 for the six months ended in 2002. The improvement in other expenses was partially offset by a $52,000 increase in interest expense resulting from the refinancing of our note payable to Mr. Estes during the first quarter fiscal 2003. Also offsetting the reduced loss is a decrease in interest income, which decreased $131,000 (55.7%) to $103,000 for the six months ended March 31, 2003 from $234,000 in the same period in 2002. The decrease in interest income is due to a decline in the average outstanding balance of notes receivable from March 31, 2002 to March 31, 2003.

Net Loss. The net result for the six months ended March 31, 2003 was a loss of $1,699,000 ($.09 per share) as compared to a net loss of $315,000 ($.02 per share) for the comparable period in the prior year.

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

We may be unable to improve our operating results if we continue to suffer softness in the East Texas timber market which affects the demand for our equipment. Market conditions, and weather patterns may affect the cost of timber, as well as the market for our equipment. Our business may also suffer other adverse changes, such as the impact of competitive products and pricing.

Liquidity and Capital Resources

Historically, principal sources of liquidity are cash flows from operations and additional financing capacity. Our cash and cash equivalents decreased by $1,449,000 during the first six months of fiscal 2003, as compared to and increase of $1,083,000 during the first six months of fiscal 2002.

During the first six months of fiscal 2003, our operating activities resulted in cash provided of $3,141,000, as compared to cash provided of $2,236,000 during the first six months of fiscal 2002. During the current period, operating losses and noncash expenses generally offset one another, with the cash provided resulting primarily from a $2,207,000 reduction in accounts receivable and a $868,000 reduction in inventories; changes in accounts payable, accrued liabilities and prepaid expenses and other assets generally offset. As of March 31, 2003, we had a working capital deficit of approximately $7,209,000, resulting from the reclassification to current liabilities during the first six months of fiscal 2003 of our note and accrued interest to Mr. Estes, which matures in October 2003 and has now been renewed through October 2004.

During the first six months of fiscal 2003, our investing activities resulted in a use of cash of approximately $953,000, as compared to a use of cash of $406,000 during the first half of fiscal 2002. Our use of cash in the current year resulted from capital expenditures of $647,000 and increases of $306,000 in notes and related party receivables.

During the first six months of fiscal 2003, our financing activities resulted in a use of cash of approximately $3,636,000, as compared to a use of cash of $748,000 during the first six months of fiscal 2002. The use of cash in the current year consisted of significant reductions in both long and short-term indebtedness.

We believe that funds available to us from operations and existing capital resources will be adequate for our operating and capital requirements for at least the next twelve months. Our note payable to Mr. Harold Estes, in the amount of $22.3 million plus accrued interest, matured on October 31, 2003. Subsequent to October 31, 2003, we agreed with Mr. Estes to a further extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate to 5% from 9%. Interest payable to Mr. Estes as of October 31, 2003, totaling approximately $2.1 million, will be added to the principal of the refinanced note. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would have a material adverse effect on our ability to continue as a going concern.

Following is a summarization of our contractual obligations at March 31, 2003:

Future debt maturities at March 31, 2003:

Fiscal Year
Remainder of 2003	$3,277,367
2004	23,591,401
2005	395,157
2006	242,364
2007	20,002

Total	$27,526,291

Other contractual obligations at December 28, 2003:

In addition to the contractual obligations mentioned above, at March 31, 2003, we had open purchase orders for equipment to be delivered in the subsequent quarter totaling approximately $1,042,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations. We are currently subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase annual interest expense on currently outstanding debt by approximately $16,000. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of March 31, 2003, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $121,000.

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

Changes to Internal Control over Financial Reporting

Other than as described, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We filed a Form 8-K on January 7, 2003, reporting that the Form 10-K of Overhill Farms, Inc. was erroneously filed with the Company’s access codes, causing the report to appear in the SEC EDGAR system as if it were filed by TreeCon.. We also reported that the Company filed a Notification of Late Filing on Form 12b-25 with the Commission on December 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	TREECON RESOURCES, INC.
(Registrant)
Date: July 22, 2004
	By:	/s/ Mike Boatman
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