Form 10-Q
period 2003-06-30
TREECON RESOURCES INC
filed 2004-07-26
CIK 748212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

TREECON RESOURCES, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash	$1,147,104	$2,327,766
Receivables, net of allowance for doubtful accounts of $763,691 and $1,794,200
Trade accounts	1,707,608	1,904,233
Sales contracts	1,850,795	3,937,056
Notes	2,551,683	2,192,115
Related parties	1,396,923	1,043,271
Inventories	11,774,150	13,476,256
Prepaid expenses and other	1,056,179	1,634,874
Assets held for sale	—	1,766,264
Net current assets of discontinued operations	—	16,493,504

Total current assets	21,484,442	44,775,339

Property and equipment, at cost
Land	658,930	658,930
Buildings and improvements	4,999,933	4,233,791
Machinery, equipment and other	2,461,743	2,694,492

	8,120,606	7,587,213
Accumulated depreciation	(3,266,712)	(2,915,206)

	4,853,894	4,672,007

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $59,145 and $37,735
Sales contracts	1,482,139	1,732,656
Notes	473,579	713,468
Related parties	374,533	374,533
Restricted cash	534,489	524,208
Other	1,891,559	2,226,074

	4,756,299	5,570,939

Total assets	$31,094,635	$55,018,285

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30, 2003	September 30, 2002
	(Unaudited)	(Note 2)
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$2,036,533	$5,153,055
Notes payable and accrued interest to related party	23,829,314	1,596,264
Accounts payable	892,329	1,511,331
Accrued expenses and other	1,186,881	1,689,081
Current maturities of long-term debt	273,028	1,241,809

Total current liabilities	28,218,085	11,191,540

Long-term debt, net of current portion	607,568	1,440,619
Notes payable and accrued interest to related party	—	22,332,614
Reserve for credit guarantees	534,489	524,208
Net long-term liabilities related to discontinued operations	—	16,461,936

Total liabilities	29,360,142	51,950,917

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(26,551,241)	(24,777,741)
Notes receivable from officers and directors	(56,625)	(497,250)

Total stockholders’ equity	1,734,493	3,067,368

Total liabilities and shareholders’ equity	$31,094,635	$55,018,285

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2003	2002
Net revenues	$10,120,493	$8,397,763
Cost of sales	8,858,025	6,416,114

Gross profit	1,262,468	1,981,649

Selling, general and administrative expenses	1,499,657	1,880,277

Operating income (loss)	(237,189)	101,372

Other income (expenses):
Interest expense	(544,099)	(607,131)
Interest income and other	840,642	89,973

Total other income (expenses)	296,543	(517,158)

Income (loss) from continuing operations before income taxes	59,354	(415,786)

Income tax benefit	—	191,128

Loss from continuing operations	59,354	(224,658)

Discontinued operations, net of income taxes	—	127,390

Net income (loss)	$59,354	$(97,268)

Net loss per share, basic and diluted	$—	$(.01)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended June 30,
	2003	2002
Net revenues	$29,014,592	$27,749,657
Cost of sales	24,681,024	21,511,581

Gross profit	4,333,568	6,238,076

Selling, general and administrative expenses	5,045,186	5,514,533

Operating income (loss)	(711,618)	723,543

Other income (expenses):
Interest expense	(1,692,674)	(1,703,323)
Interest income and other	831,556	(49,313)

Total other expenses	(861,118)	(1,752,636)

Loss from continuing operations before income taxes	(1,572,736)	(1,029,093)

Income tax benefit	—	458,217

Loss from continuing operations	(1,572,736)	(570,876)

Discontinued operations, net of income taxes	(66,700)	158,113

Net loss	$(1,639,436)	$(412,763)

Net loss per share, basic and diluted	$(.09)	$(.02)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2003	2002
Operating Activities:
Loss from continuing operations	$(1,572,736)	$(570,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	553,724	404,966
Provision for doubtful accounts	411,142	257,396
Interest accrual on notes to related party	1,496,700	1,190,412
Loss on investment in limited liability company	175,337	628,416
Gain on asset sales	(870,185)	—
Cash expenses related to discontinued operations	(9,548)	(394,508)
Changes in:
Accounts and sales contracts receivable	2,298,036	3,491,572
Inventories	1,702,106	(208,048)
Prepaid expenses and other	563,806	(199,044)
Accounts payable	(386,400)	119,746
Accrued expenses and other	(332,200)	199,983

Net cash provided by operating activities	4,029,782	4,920,015

Investing Activities:
Capital expenditures, net	(688,944)	(284,160)
Notes and other receivables	(119,679)	437,619
Receivables from related parties	(353,652)	(254,953)
Proceeds from asset sales	870,185	—

Net cash used in investing activities	(292,090)	(101,494)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended June 30,
	2003	2002
Financing Activities:
Net principal payments on line of credit arrangements	$(3,116,522)	$(6,438,455)
Proceeds from borrowings on long-term debt	174,146	2,500,000
Principal payments on long-term debt	(1,975,978)	(118,223)
Advance from related party, net of repayments	—	165,000

Net cash used in financing activities	(4,918,354)	(3,891,678)

Net increase (decrease) in cash	(1,180,662)	926,843
Cash at beginning of period	2,327,766	686,382

Cash at end of period	$1,147,104	$1,613,225

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$135,914	$412,105
Income taxes	$—	$58,000

Supplemental Schedule of Noncash Investing and Financing Activities:

In October 2002, the Company completed the spin-off of its subsidiary, Overhill Farms, Inc., and recorded a charge against retained earnings (accumulated deficit) of approximately $134,000, representing the Company’s net investment in Overhill Farms at the time of distribution

In February 2003, SFP sold all its interest in Quantum Fuel & Refining, Inc. to a related party and received as consideration the related party’s 24.95% interest in SFP, which then became a wholly owned subsidiary of TTI.

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, a nonrecurring adjustment was made to recognize a valuation allowance on parent company notes receivable from Mr. George Schrader and Mr. Michael Buck, who were directors until March 2004, and from an attorney who performed services for the Company and Overhill Farms, Inc. This adjustment reduced the carrying amount of the notes to the fair market value of the underlying collateral. The net effect of the adjustment was to reduce assets and increase SG&A expenses by $176,000. Of this amount, $128,000 is related to the note from the attorney and $48,000 is related to the notes from former directors. Operating results for the three and nine months ended June 30. 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003 or for any other period.

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

3.	INVENTORIES

Inventories are summarized as follows:

	June 30, 2003	September 30, 2002
Timber and construction equipment	$8,882,418	$11,127,089
Finished wood products	1,499,455	1,260,892
Unharvested and harvested but unprocessed timber	1,392,277	1,088,275

	$11,774,150	$13,476,256

4.	PER SHARE DATA

The following table sets forth the calculation of net loss per share for the periods presented:

	For the Three Months Ended June 30,
	2003	2002
Numerator:
Income (loss) from continuing operations	$59,354	$(224,658)
Discontinued operations	—	127,390

Net income (loss) attributable to common shareholders	$59,354	$(97,268)

Denominator:
Denominator for basic earnings per share –
Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings loss per share	18,615,464	18,615,464

	For the Three Months Ended June 30,
	2003	2002
Net income (loss) per share – basic and diluted:
Continuing operations	$—	$(.01)
Discontinued operations.	—	.01

Net income (loss) per share	$—	$—

	For the Nine Months Ended June 30,
	2003	2002
Numerator:
Loss from continuing operations	$(1,572,736)	$(570,876)
Discontinued operations	(66,700)	158,113

Net loss attributable to common shareholders	$(1,639,436)	$(412,763)

Denominator:
Denominator for basic earnings per share –
Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings loss per share	18,615,464	18,615,464

Net loss per share – basic and diluted:
Continuing operations	$(.09)	$(.03)
Discontinued operations	—	.01

Net loss per share	$(.09)	$(.02)

No dilutive securities were outstanding during the three or nine months ended June 30, 2003. At June 30, 2002, warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share were outstanding and excluded from the calculation of diluted per share amounts, as the effect would be antidilutive.

5.	INVESTMENT IN LIMITED LIABILITY COMPANY

TTI has a 49.9% ownership in a construction related limited liability company (the “LLC”), which is accounted for under the equity method. TTI’s initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack’s cost of acquiring the related equipment. During the nine months ended June 30, 2003, the net related party receivable from the LLC increased approximately $145,000 to $772,000. Additionally, we recorded a loss of approximately $175,000 relating to TTI’s investment in the LLC during the nine months ended June 30, 2003. During fiscal 2002, the LLC’s activities were substantially reduced and only minimal activity currently exists.

6.	ASSETS HELD FOR SALE

During the fiscal year ended September 30, 2000, in exchange for approximately $400,000 of raw timber inventory and the assumption of certain liabilities, SFP acquired all of the outstanding stock of Quantum Fuel & Refining, Inc. (“Quantum”) from TTI’s minority partner in SFP. Quantum’s assets consist primarily of a non-operating refinery in Egan, Louisiana. Liabilities assumed included a $1.0 million note payable, along with accrued interest, to Mr. Harold Estes, President of TTI. SFP acquired the assets of Quantum for resale and had classified the assets as held for sale since the date of acquisition. In February 2003, SFP sold 100% of the stock of Quantum back to TTI’s minority partner in SFP, and received in exchange the aforementioned minority partner’s 24.95% interest in SFP, which then became a wholly-owned subsidiary of TTI. No gain or loss resulted from this transaction.

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

•	the impact of competitive products and pricing;

•	market conditions, and weather patterns that may affect the cost of timber as well as the market for our equipment;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	market demand for new and existing products;

•	other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission, and

•	the “Risk Factors Related to our Business and Industry” described below.

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

Our estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively attainable. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, we believe our allowances for doubtful receivables are fairly stated as of June 30, 2003.

Inventories. Inventories of timber and construction equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

Impairment of Long-Lived Assets. When long-lived asset impairment indicators are present, we evaluate impairment of long-lived assets in accordance with SFAS No. 144 by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded for the amount, if any, by which the carrying value of such assets exceeds their fair values. Projections of undiscounted cash flows inherently involve management’s subjective estimates and assumptions regarding future expected operating results. Actual results could differ from management estimates

Income Taxes. We record deferred income taxes using the liability method to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or not management believes such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of June 30, 2003, we have recorded a valuation allowance against all of our net deferred tax assets that relate to our continuing operations as we currently believe such amount is not likely to be recoverable given our recent history of operating losses.

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

Results of Operations

Three months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Revenues. Net revenues for the three months ended June 30, 2003 increased $1,722,000 (20.5%) to $10,120,000 from $8,398,000 for the three months ended June 30, 2002. The increase in revenues resulted from revenue increases at the Equipment segment, which was offset by a slight decline in the Timber unit’s revenues.

The Equipment segment’s net revenues were $6,739,000 for the third quarter of fiscal 2003 as compared to $4,807,000 for the third quarter of fiscal 2002, an increase of $1,932,000 (40.2%). The increase in sales was a result of a $2,390,000 increase in unit sales, which was partially offset by slight declines in parts, service, and interest income from sales contracts. The increase in unit sales was due to an improvement in the overall timber market and an improvement in weather conditions. As a result of the war with Iraq and an improvement in the US economy, the demand for timber products – plywood, dimension lumber, and Oriented Strand Board (OSB) increased significantly. Since weather conditions also improved from the prior quarter of 2003, our customers were able to work more and purchased more equipment to meet the overall increase in demand.

Timber net revenues were $3,381,000 for the third quarter of fiscal 2003 as compared to $3,591,000 for the third quarter of fiscal 2002, a decrease of $210,000 (5.8%). The decline in sales was due to a production decline during the prior quarter, which was caused by wet weather conditions. We were not able to obtain raw materials (logs) due to the rainy weather during the second quarter ended 2003, and the mill was closed for approximately three weeks. As a result of the shutdown, production was not able to keep up with demand during the third quarter ending June 30, 2003 resulting in a slight decline in sales.

Gross Profit. Gross profit for the third quarter of fiscal 2003 declined $720,000 (36.3%) to $1,262,000 from $1,982,000 for the third quarter of fiscal 2002. The Equipment unit’s gross profit margin declined $791,000 (59.7%) to $535,000 for the third quarter fiscal 2003 from $1,326,000 for the third quarter fiscal 2002. The Timber unit’s gross profit increased $71,000 (10.8%) from $656,000 for the three months ending June 30, 2002 to $727,000 for the three months ending June, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the third quarter of fiscal 2003 declined $380,000 (20.2%) to $1,500,000 (14.8% of net revenues) from $1,880,000 (22.4% of net revenues) for the third quarter of fiscal 2002. Due to a concerted effort to reduce personnel and operating expenses, SG&A declined $221,000 in the operating units. Additionally, parent company SG&A declined $159,000 from the same period in 2002, primarily due to the closing of the corporate office in Addison, Texas and the assignment of the investor relations function to Texas Timberjack’s existing personnel.

Operating Income. Operating income declined $338,000 (334.7%) to a loss of $237,000 for the third quarter of fiscal 2003 from income of $101,000 for the third quarter fiscal 2002. The decline in operating income is the result of a decline in the gross profit margin, which was partially offset by an improvement in SG&A expenses. We intend to continue to reduce SG&A and manage our cost structure with increased emphasis on increasing gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expense. Total other income/expenses for the third quarter of fiscal 2003 increased $814,000 (157.3%) to net income of $297,000 for the third quarter of fiscal 2003 from a net expense of $517,000 for the third quarter of fiscal 2002. This change is mostly due to a gain on the sale of timber and land totaling $845,000 experienced in the third quarter of fiscal 2003, a 100% increase in this type of income over the comparable quarter in 2002. Interest and other income declined $109,000 (121.1%) for the quarter, from $90,000 net income for the third quarter of 2002 to $19,000 net expense for the comparable quarter in 2003. The decline in interest and other income during the quarter ended June 31, 2003 was partly due to income from sale of dirt in the third quarter of fiscal 2002 amounting to $62,000. There were no dirt sales in the comparable period of fiscal 2003, resulting in a 100% decline in this type of revenue. This decline in income from dirt sales was partly offset by reduced losses related to Timberjack’s 49.9% investment in a construction company accounted for on the equity method. For the third quarter fiscal 2002, Timberjack recorded a loss of $165,000 related to Timberjack’s investment in the company as compared to a $124,000 loss for the third quarter fiscal 2003, an improvement of $41,000 (24.8%). Interest expense decreased $63,000 (10.3%) from $607,000 for the third quarter of 2002 to $544,000 for the same quarter in 2003. Interest expense increased due to refinancing of Harold Estes’ note during the first quarter fiscal 2003, but was offset by interest savings due to reductions of bank debt.

Net Loss. The net result for the third quarter of fiscal 2003 was income of $59,000 ($0.00 per share) as compared to a loss of $97,000 ($0.01 per share) for the third quarter of fiscal 2002.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Net Revenues. For the nine months ended June 30, 2003, revenues increased $1,265,000 (4.6%) to $29,015,000 as compared to $27,750,000 for the nine months ended June 30, 2002.

The Equipment unit recognized a $1,661,000 (8.8%) increase in revenues from $18,884,000 for the nine months ended June 30, 2002 to $20,545,000 for the nine months ended June 30, 2003. This increase is primarily due to an increase in equipment revenue ($2,516,000 increase from fiscal 2002 to fiscal 2003), partially offset by declines in parts revenue ($334,000 decline from fiscal 2002 to fiscal 2003), service revenue ($234,000 decline from fiscal 2002 to fiscal 2003) and interest income from sales contracts ($287,000 decline from fiscal 2002 to fiscal 2003). Although new equipment sales increased from June 30, 2002 to June 30, 2003, the continued softness in the timber industry plus wet weather conditions contributed to the decline in parts, service, and installment contract revenue.

The Timber segment reported a $396,000 decline in revenues from $8,865,000 for the nine months ended June 30, 2002 to $8,469,000 for the comparable period. As previously discussed, the East Texas area received an unusually high amount of rainfall during the second quarter of fiscal 2003. Due to the high rainfall, the sawmill was closed for approximately three weeks because we were not able to obtain raw materials (logs). This caused our production to decline substantially, which in turn resulted in a decline in revenues.

Gross Profit. Gross profit for the nine months ended June 30, 2003 decreased $1,905,000 (30.5%) to $4,334,000 from $6,238,000 for the comparable period in 2002. Gross profit as a percentage of net revenues decreased to 14.9% in 2003 as compared to 22.5% for the same period in 2002. The gross profit decrease is mostly related to the decision to wholesale our slower moving inventory. Competitive pressures also contributed to the decline in the Equipment Unit’s gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2003 decreased $469,000 to $5,045,000 (17.4% of revenues) from $ 5,515,000 (19.9 % of revenues) for the comparable period in 2002. Due to a concerted effort to reduce personnel and operating expenses, SG&A declined approximately $423,000 in the operating units during the nine month period, when compared with the same period in 2002. In addition, parent company SG&A decreased $46,000 from the same period in 2002. The parent company decrease is primarily due to savings experienced due to the closing of the corporate office in Addison, Texas and the assignment of the investor relations function to Texas Timberjack’s existing personnel. These savings were partially offset by legal expenses incurred in connection with the defense of our class action lawsuit during the first quarter fiscal 2003. Also, in connection with the completion of the spin-off of Overhill Farms, we provided for a $48,000 collectibility reserve against the notes receivable from Messrs. Michael Buck and George Schrader, who were directors of the Company until March 2004. Additionally, we established a $128,000 reserve against a note receivable from an attorney who performed services for the Company and Overhill Farms, Inc.

Operating Income. Operating income declined $1,435,000 (198.4%) to a loss of $712,000 for the nine months ended June 30, 2003 from income of $724,000 for the comparable period in 2002. The decline in operating income is the result of a decline in the gross profit margin, which was partially offset by an improvement in SG&A expenses. We intend to continue to reduce SG&A and manage our cost structure with increased emphasis on increasing gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expense. Total other income/expense for the nine months ended June 30, 2003 improved $892,000 (50.1%) to $861,000 net expense for the nine months ended June 30, 2003 from $1,753,000 net expense for the nine months ended June 30, 2002. This change is mostly due to a gain on the sale of timber and land totaling $845,000 experienced in the third quarter of fiscal 2003, a 100.0% increase in this type of income over the nine months ended June 30, 2002. For the nine months ended June 30, 2003, interest and other income improved $21,000 (42.9%) to $28,000 net expense in the current year from $49,000 net expense for the nine months ended June 30, 2002. The improvement in interest and other income was partly due to a decline in losses related to Timberjack’s 49.9% owned investment in Tony Currie Construction, LLC, which is accounted for on the equity method. For the nine months ended June 30, 2003, Timberjack recorded a loss of $175,000 related to Timberjack’s investment in the LLC as compared to a loss of $628,000 for the nine months ended June 30, 2002, an improvement of $453,000 (72.1%). This improvement was partly offset by a decline in dirt sales in the third quarter of fiscal 2002 of $62,000. There were no dirt sales in the comparable period of fiscal 2003, resulting in a 100% decline in this type of revenue. Interest expense decreased $10,000 (0.6%) to $1,693,000 during the nine months ended June 30, 2003, from $1,703,000 expense in the comparable period in the prior year. This decrease is mostly due to additional interest expense resulting from the refinancing of Harold Estes’ note during the first quarter of fiscal 2003, offset by interest savings due to reductions of bank debt.

Net Loss. The net result for the first nine months of fiscal 2003 was a net loss of $1,639,000 ($.09 per share) as compared to a loss of $413,000 ($.02 per share) for the first three quarters of fiscal 2002.

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

We may be unable to improve our operating results if we continue to suffer softness in the East Texas timber market, which affects demand for equipment. Market conditions and weather patterns may affect the cost of timber as well as the market for our equipment. Our business may also suffer other adverse changes, such as the impact of competitive products and pricing.

Liquidity and Capital Resources

Historically, principal sources of liquidity are cash flows from operations and additional financing capacity. Our cash and cash equivalents decreased by $1,181,000 to $1,147,000 during the nine months ended June 30, 2003.

During the nine months ended June 30, 2003, our operating activities resulted in cash provided of $4,030,000, as compared to cash provided of $4,900,000 during the first nine months of fiscal 2002. During the current period, the cash provided resulted primarily from a $2,298,000 reduction in accounts receivable and a $1,702,000 reduction in inventories. As of June 30, 2003, we had a working capital deficit of approximately $6,606,000, resulting from the reclassification to current liabilities of our note and accrued interest to Mr. Estes, which matures in October 2003 and has been renewed through October 2004.

During the first nine months of fiscal 2003, our investing activities resulted in a use of cash of approximately $292,000, as compared to a use of cash of $101,000 during the first nine months of fiscal 2002. Our use of cash in the current year resulted from capital expenditures of $689,000, of which $365,000 of the capital expenditures related to the installation of a dry kiln at our treating plant in Houston, Texas and $269,000 related to equipment purchased at our sawmill in Bon Wier, Texas. Other cash uses included increases of $120,000 in notes receivables and increases of $354,000 in related party receivables, which were reduced by $870,000 proceeds from asset sales. The $354,000 increase in related party receivables resulted mostly from a $320,000 advance to Tony Currie Construction, LLC, for the nine months ended June 30, 2003.

During the nine months ended June 30, 2003, our financing activities resulted in a use of cash of approximately $4,918,000, as compared to a use of cash of $3,892,000 during the first nine months of fiscal 2002. The use of cash in the current year resulted from significant reductions in both long and short-term indebtedness.

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

Following is a summarization of our contractual obligations at June 30, 2003:

Future debt maturities at June 30, 2003:

Fiscal Year
Remainder of 2003	$2,079,263
2004	24,093,414
2005	311,400
2006	242,364
2007	20,002

Total	$26,746,443

Other contractual obligations at June 30, 2003:

In addition to the contractual obligations mentioned above, at June 30, 2003, we had open purchase orders for equipment to be delivered in the subsequent quarter totaling approximately $391,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations. We are currently subject to interest rate risk on variable interest rate obligations. A hypothetical 10% increase in average market interest rates would increase annual interest expense on currently outstanding debt by approximately $11,000. We are also subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of June 30, 2003, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $73,000.

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

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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