Form 10-K
period 2003-09-30
TREECON RESOURCES INC
filed 2004-07-26
CIK 748212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s second fiscal quarter ended March 31, 2003, was approximately $201,000. For purposes of these computations, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of July 14, 2004, the registrant had issued and outstanding 18,615,464 shares of common stock, $.01 par value.

TREECON RESOURCES, INC.

2003 FORM 10-K ANNUAL REPORT

i

PART I

The nature of the Company’s operations, and the environment in which we operate, subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors, which among others could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward-looking statements contained in this document include the amount of future capital expenditures and the possible uses of proceeds from any future borrowings under our currently effective credit facilities. Factors which could cause results to differ include, but are not limited to, changes in our business environment, including actions of competitors and changes in customer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and equipment manufacturers’ and timber pricing. See also “Forward Looking Statements” and “Risk Factors Related to Our Business and Industry.”

ITEM 1. Business.

General

TreeCon Resources, Inc., formerly Overhill Corporation and formerly Polyphase Corporation (the “Company”), incorporated in 1963 and now a Nevada corporation, is a holding company that, through our subsidiaries, currently operates in two industry segments: the equipment, parts and service segment, which distributes, leases and provides financing for industrial and logging equipment and the timber and wood products segment, which includes sawmill operations and the treatment and sale of lumber products.

Our food segment, which previously had been included as a separate operating segment is classified as a discontinued operation due to the spin-off of our subsidiary, Overhill Farms, Inc. (“Overhill Farms”), to our shareholders, which was completed, with lender consent, effective October 29, 2002. The results of operations of Overhill Farms for the one month we owned them during fiscal 2003 were not significant, and are included as a discontinued operation in these financial statements.

In June 1994, we acquired all of the outstanding capital stock of Texas Timberjack from Mr. Harold Estes, current President of TTI as well as a director and major shareholder of the Company. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4.0 million in cash, a $10.0 million promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company’s Series A Preferred Stock, which were subsequently converted into 2.0 million shares of common stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable to Mr. Estes on several occasions. As of September 30, 2003, the promissory note had a balance of approximately $24.3 million (including accrued and unpaid interest), which matures in October 2003 and has been renewed through October 2004.

With the exception of our note payable and accrued interest payable to Mr. Estes described above, we believe that the funds available to us from operations and existing capital resources will be adequate for our operating and capital requirements for the next twelve months. Our note payable to Mr. Harold Estes matured on October 31, 2003. Subsequent to October 31, 2003, we agreed with Mr. Estes to a further extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate from 9% to 5%. Interest payable to Mr. Estes as of October 31, 2003, totaling approximately $2.1 million, will be added to the principal of the refinanced note. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would have a material adverse effect on our ability to continue as a going concern. In the future, we intend to seek further extension of our note payable to Mr. Estes, though no assurances can be made that such extension will be granted on favorable terms and conditions, if at all. If we are not successful in obtaining an extension of the maturity date of this note payable, we do not currently expect to otherwise have the resources necessary to satisfy this obligation. Accordingly, until there is a satisfactory resolution of this uncertainty, substantial doubt exists with respect to our ability to continue as a going concern. Such substantial doubt has also been reflected in the Reports of Independent Auditors related to the Company’s financial statements for the fiscal year ended September 30, 2003 (See Item 8. “Financial Statements” and Item 16. “Exhibits, Financial Statement Schedules and Reports on Form 8-K”).

In fiscal 1998, TTI acquired a majority interest in a timber and sawmill operation. In fiscal 2000, TTI acquired a non-operating refinery and assumed a note payable to Mr. Estes. In February 2003, TTI exchanged its ownership in the refinery for the remaining minority ownership in the timber and sawmill operation.

To diversify our operations, TTI became a dealer in New Holland construction equipment during fiscal 2000. We opened a TTI/New Holland dealership in Houston, Texas during fiscal 2001. However, the New Holland construction line failed to meet our profitability expectations, and the Houston store was closed during the fourth quarter of 2003. The remaining New Holland equipment inventory was returned to the manufacturer during fiscal 2003.

Disposition

In August 2001, our Board of Directors approved a plan to spin off all of the Company’s shares of Overhill Farms to the holders of our common stock. Overhill Farms, which produces high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, previously comprised the Company’s Food Group. The transaction to effect the spin-off, expected to be tax-free, was completed on October 29, 2002 and resulted in the issuance to our stockholders, of one share of Overhill Farms common stock for every two shares of our common stock owned as of the close of business on September 30, 2002. The assets, liabilities and operations of Overhill Farms have been reported as discontinued in our consolidated financial statements.

Business Strategy

We continue to operate in a difficult market. Although sales have improved in both our operating units, margins have not improved due mostly to competitive pressures. In an effort to offset declining profit margins in our equipment operations, we have continued our efforts to reduce expenses and reduce debt. We will continue to review long-term strategies and alternatives for TTI and our subsidiaries in order to maximize shareholder value.

To achieve future growth we have identified the following basic initiatives:

1)	Continue to provide high quality products and superior services to our customers.

2)	Seek internal growth by adding customers and product lines.

Operating Segments

The following table sets forth business segment information with respect to the percentage of net sales and operating income contributed by each segment for the years ended September 30, 2003, 2002 and 2001.

	2003	2002	2001
Net Sales
Equipment, Parts and Service	68%	71%	75%
Timber and Wood Products	32	29	25

Total	100%	100%	100%

Operating Income (Loss)
Equipment, Parts and Service	(200)%	(127)%	31%
Timber and Wood Products	100	27	69

Total	(100)%	(100)%	100%

Reference is made to Note 18 to the Company’s consolidated financial statements for revenues, operating profits or losses and identifiable assets attributable to each industry segment for each of the last three years.

Products and Services

We, through TTI and its majority-owned subsidiaries, are a distributor of industrial and logging equipment with investments in related timber and sawmill operations. TTI has four locations in eastern Texas. TTI’s headquarters are located in Lufkin, with smaller satellite stores and repair facilities located in Jasper, Cleveland, and Atlanta, Texas. Timberjack’s Houston store was closed during the fourth quarter of fiscal 2003 due to our decision to discontinue selling construction equipment. TTI carries several lines of industrial and logging equipment, including Timberjack (an unrelated manufacturer) and Blount. TTI is involved in the sale, leasing and financing of the equipment it distributes as well as the servicing of all major brands of related equipment. TTI’s operations are primarily concentrated in the forested areas of eastern Texas although its market extends into western Louisiana. TTI operates in a fragmented industry where its major competition is from distributors and dealers of Caterpillar and John Deere equipment. TTI estimates that in eastern Texas it currently holds approximately 68% of the market for shears (machines that cut timber), 52% of the market for skidders (machines that transport logs out of the forest to a loader) and over 75% of the market for loaders (machines that stack logs onto trucks).

TTI, through its subsidiary Southern Forest Products, LLC (“SFP”), produces pine decking lumber and timbers at its sawmill in Bon Wier, Texas. SFP also treats its decking and timbers, as well as other customers’ lumber, at its treating facility in Houston, Texas. SFP’s operations are primarily concentrated in Texas, although its market extends into the Midwest and Southeast United States. SFP estimates that in Texas, it currently holds approximately 70% of the market for larger, longer length timbers and a negligible share of the market for decking.

Sales and Marketing

Timberjack currently maintains sales and distribution offices in Lufkin, Jasper, Cleveland, and Atlanta, Texas primarily to serve eastern Texas and western Louisiana. Sales are generated through repeat customers, advertisements in various trade publications and direct marketing calls on companies located in the area. A general sales manager and several branch managers supply technical and operational support, while six salesmen have direct responsibility for customer relationships. TTI meets customers’ orders for new equipment and replacement parts out of existing inventory or through purchase orders placed with the manufacturers TTI currently represents.

SFP maintains sales offices in Bon Wier and Houston, Texas, primarily to serve Texas, as well as certain parts of the Midwest and Southeast United States. Sales are generated primarily through repeat customers and marketing calls on companies throughout SFP’s market. SFP has one salesperson in Bon Wier and one salesperson in Houston, each of who have direct responsibility for customer relationships.

Approximately 35% of TTI’s revenues during fiscal 2003 were from new equipment sold to companies involved in the forestry and construction industries. Additional equipment-related revenues are derived from sales of used equipment (13%), servicing of equipment (4%), sales of parts (15%) and financing equipment sales (1%). The remaining 32% of TTI’s revenues is derived from the sale of finished timber products through its timber and sawmill operations. No single customer accounts for more than 10% of TTI’s sales. Equipment sales financed by TTI are typically for periods ranging from 12 to 24 months at interest rates ranging from 8% to 18% per annum.

Approximately 89% of SFP’s revenues during fiscal 2003 were from lumber sales and related by-product sales. The remaining 11% of revenues were from treating sales.

Backlog

As a dealer, servicer and financier of forestry equipment, TTI does not maintain a backlog of orders. Equipment ordered that is not in inventory takes approximately ninety days to be shipped from the manufacturer or another distributor.

Typically, SFP does not maintain a significant backlog of orders. Decking or timbers that are not in inventory take approximately one to two weeks to be manufactured and shipped.

Product Development

TTI does not develop products for sale to the public. TTI relies primarily upon its suppliers (Timberjack, Blount and previously New Holland) for a majority of its new units and parts.

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

SFP’s competition in the decking market is very strong, as several mills in Texas and the Southeastern United States produce this type of lumber. However, SFP’s mill produces a high quality premium grade decking which has helped it gain market share against its competition. SFP believes it has an advantage in the pine timber market because of the relatively few sawmills in the United States that produce the same size of pine timbers, up to 40 feet in length, that SFP can produce.

Patents, Trademarks and Copyrights

We do not have patents or patent applications pending on any of our products, although we may file such patent applications in the future.

Regulation

We are required to comply with various governmental regulations and requirements concerning the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with the current applicable federal, state and local environmental regulations has not had, and we do not believe that in the future such compliance will have, a material effect on our financial position, results of operations, expenditures or competitive position.

We take all reasonable precautions to ensure that our operations and facilities operate in a safe, sanitary and environmentally sound manner. However, events beyond our control, such as the adoption by the government of more stringent environmental regulations, could adversely affect our operations. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operation of our facilities.

Employees

As of September 30, 2003, we had approximately 145 full time employees at TTI and SFP. The corporate office was closed in April 2003. TTI presently provides a group health plan for its employees and pays a portion of the costs associated with the plan. TTI also maintains a profit sharing plan for its employees.

ITEM 2. Properties.

Timberjack

TTI owns three buildings in Lufkin, Texas, two buildings in Jasper, Texas and a building in Cleveland, Texas and leases a building in Atlanta, Texas. TTI’s largest building in Lufkin has 38,500 square feet, which is used for TTI’s administrative offices, showroom, parts sales and service areas. The remaining buildings have 3,600 and 4,200 square feet, respectively. The Jasper, Cleveland, and Atlanta buildings have approximately 11,000, 6,700, and 7,500 square feet, respectively, which are used for sales offices, parts sales and shop areas.

Prior to September 30, 2002, TTI leased six buildings on 68 acres in Bon Wier, Texas for its sawmill operation. The sawmill was leased at a basic rent of $19,000 per month, which included certain equipment, with an option to purchase the land, buildings and equipment. Effective September 30, 2002, TTI exercised its option to purchase the sawmill for total consideration of $856,000, represented by a promissory note in that amount issued jointly by TTI and Mr. Estes. (See Notes 9 and 14 to the Company’s consolidated financial statements.)

As of September 30, 2002, SFP, through its subsidiary Quantum Fuel and Refining, Inc. (“Quantum”), owned a non-operating crude oil refining and blending facility, together with related buildings and administrative office space, situated on approximately 120 acres of land in Egan, Louisiana. Quantum was sold in February 2003 (See Note 3 to the Company’s consolidated financial statements).

Corporate Headquarters

In prior years, we leased an approximately 4,000 square foot facility located in Addison, Texas that served as our corporate headquarters. Following the spin-off of Overhill Farms, we relocated our corporate headquarters to the Texas Timberjack facilities in Lufkin, Texas.

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

On June 5, 2002, the Ninth Circuit rendered a decision that affirmed several of the trial court’s rulings, but reversed other rulings and remanded portions of the case for further proceedings in the District Court. On remand, the case was set for trial to commence in March 2003. In the days immediately prior to the scheduled trial date, the defendants offered to settle all claims advanced in the litigation in consideration of an aggregate payment of $13,000. In June 2003, the defendants paid $13,000 to the plaintiffs collectively, and the lawsuit was dismissed with prejudice.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, we believe (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Prior to October 30, 2002, our common stock was listed on the American Stock Exchange and traded under the symbol “OVH.” In connection with the spin-off of Overhill Farms, we changed our name to TreeCon Resources, Inc., and trading in our common stock on the American Stock Exchange was voluntarily suspended on October 29, 2002. As of October 30, 2002, our common stock began quotation on the OTC Bulletin Board under the trading symbol “TCRS.” The following table sets forth the range of high and low sales prices for the common stock on the American Stock Exchange or the OTC Bulletin Board for the periods indicated:

Fiscal 2003	High	Low
Quarter from October 1, 2002 to December 31, 2002	$0.950	$0.010
Quarter from January 1, 2003 to March 31, 2003	$0.060	$0.015
Quarter from April 1, 2003 to June 30, 2003	$0.080	$0.040
Quarter from July 1, 2003 to September 30, 2003	$0.080	$0.040

Fiscal 2002	High	Low
Quarter from October 1, 2001 to December 31, 2001	$0.920	$0.600
Quarter from January 1, 2002 to March 31, 2002	$0.900	$0.700
Quarter from April 1, 2002 to June 30, 2002	$1.080	$0.600
Quarter from July 1, 2002 to September 30, 2002	$0.890	$0.500

We have never paid cash dividends on its common stock and do not anticipate doing so in the foreseeable future. Rather, we intend to utilize any earnings for the payment of our obligations. Such policy is subject to change based on current industry and market conditions as well as other factors beyond our control. In addition, our ability to pay dividends is restricted by the Company’s and TTI’s arrangements with their creditors.

As of May 26, 2004, we had 199 stockholders of record.

As of September 30, 2003, we did not have any outstanding options to purchase our common stock. As of September 30, 2003, 775,000 shares were available for grant under our 1994 Employee Stock Option Plan (as amended), which had previously been approved by our stockholders. Our 1994 Employee Stock Option Plan (as amended) expired following the September 30, 2003 fiscal year end.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the Company for each of the fiscal years ended September 30, 2003, 2002, 2001, 2000 and 1999. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes included elsewhere herein.

	Fiscal Year Ended September 30
	(Thousands of Dollars Except Per Share Data)
	2003	2002		2001	2000	1999
Income Statement Data:
Revenues	$41,347	$38,700		$43,295	$44,057	$45,812
Operating Income (Loss)	(1,569)	(3,735	)(a)	(119)	(261)	1,109
Income (Loss) From Continuing Operations	(2,846)	(5,698	)(a)	(2,621)	1,765	(1,192)
Net Income (Loss)	$(2,913)	$(4,980	)(a)	$(1,082)	$3,821	$(1,598)

Per Share Data – Basic and Diluted
Income (Loss) From Continuing Operations	$(.16)	$(.31)		$(.15)	$.12	$(.08)
Discontinued Operations	—	.04		.09	.11	(.02)
Net Income (Loss)	$(.16)	$(.27)		$(.06)	$.23	$(.10)

Weighted Average Shares Outstanding – Basic	18,615,464	18,615,464		17,845,793	17,812,464	16,947,195
Weighed Average Shares Outstanding – Diluted	18,615,464	18,615,464		17,845,793	18,110,421	16,947,195

(a)	In the fourth quarter of fiscal year 2002, the Company recorded a goodwill impairment charge of approximately $3.6 million.

	As of September 30
	(Thousands of Dollars)
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total Assets	$28,555	$55,018	$65,193	$69,523	$68,108
Long Term Debt	540	1,441	—	—	1,238
Notes Payable and Accrued Interest to Related Party	24,337	22,333	22,338	20,746	17,915
Total Liabilities	28,094	51,951	57,145	60,410	62,658
Accumulated Deficit	(27,825)	(24,778)	(19,797)	(18,716)	(22,889)
Stockholders’ Equity	461	3,067	8,048	9,113	5,450

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

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Net Revenues - For the year ended September 30, 2003, our revenues increased $2,647,000 (6.8%) to $41,347,000 as compared to $38,700,000 for the fiscal year ended September 30, 2002.

Our Equipment segment’s net revenues were $28,386,000 for fiscal 2003 as compared to $27,579,000 for fiscal 2002, an increase of $807,000 (2.9%). The increase in sales was a result of a $2,229,000 increase in unit sales, which was partially offset by slight declines in parts, service, and interest income from sales contracts. The increase in unit sales was due to an improvement in the overall timber market. As a result of the war with Iraq and an improvement in the US economy, the demand for timber products – plywood, dimension lumber, and Oriented Strand Board (OSB)increased.

Timber net revenues were $12,961,000 for fiscal 2003 as compared to $11,121,000 for fiscal 2002, an increase of $1,840,000 (16.5%). As a result of improvement in our targeted timber market, SFP increased its production to meet demand, resulting in a 16.5% increase in timber revenue.

Gross Profit - For the year ended September 30, 2003, our gross profit decreased $1,719,000 to $5,766,000 as compared to $7,485,000 for the fiscal year ended September 30, 2002. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2003 was 13.9% compared to 19.3% in the prior year. This decline is due to a decline at our Equipment unit, which was offset slightly by an increase in gross profit at our Timber unit. The Equipment unit’s gross profit margin declined $1,761,000 to $3,870,000 for fiscal 2003 from $5,632,000 for fiscal 2002. During fiscal 2003, we made a decision to wholesale most of our slower moving inventory, which contributed to the decline in the Equipment unit’s gross profit margins. Competitive pressures also contributed to the decline in the Equipment Unit’s gross profit. The Timber unit’s gross profit increased slightly $43,000 to $1,896,000 for fiscal 2003 from $1,853,000 for fiscal 2002 as a result of an improvement in production efficiencies.

Selling, General and Administrative Expenses - Selling general and administrative expenses, decreased $272,000 (3.6%) to $7,335,000 in 2003 from $7,607,000 in 2002. Due to a concerted effort to reduce personnel and operating expenses, SG&A declined approximately $90,000 in the operating units during the twelve month period, when compared with the same period in 2002. In addition, parent company SG&A decreased $183,000 from the same period in 2002. The parent company decrease is primarily due to savings experienced due to the closing of the corporate office in Addison, Texas and the assignment of the investor relation function to Texas Timberjack, Inc.’s existing personnel. These savings were partially offset by legal expenses incurred in connection with the defense of our class action lawsuit during the first quarter fiscal 2003. Also, in connection with the completion of the spin-off of Overhill Farms, we provided for a $48,000 collectibility reserve against the notes receivable from Messrs. Buck and Schrader, who were directors of the Company until March, 2004. Additionally, we established a $216,000 reserve against a note receivable from an attorney who performed services for the Company and Overhill Farms, Inc.

Other Expenses/Income – Total other expenses/income improved $957,000 to $1,278,000 net expense in 2003 from $2,234,000 net expense in 2002. This improvement is primarily attributable to a decrease in recorded losses of $597,000 related to Timberjack’s 49.9% investment in a construction company accounted for on the equity method. The operations of this company were substantially reduced during the latter part of fiscal 2002. See “Item 13—Certain Relationships and Related Transactions.” In addition, TTI recognized a gain on sale of timber and land of $845,000 during the third quarter of 2003. TTI purchased approximately 27,000 acres of land and timber from Louisiana Pacific Corporation for approximately $19,415,000 and sold the same property to an unrelated party on the same day. After closing costs and other expenses, TTI recorded a gain of $845,000 on this transaction. This gain was partially offset by a $213,000 net decline in the sale of other certain real estate assets from 2002 to 2003. A significant reduction in borrowings together with lower interest rates resulted in decreased interest expense to unrelated parties of $340,000. An increase in principal on the due to refinancing on the note to Mr. Estes increased interest expense by $596,000.

Income Taxes – Income tax expense (benefit) was $0 in 2003 as compared to ($271,000) in 2002. The income tax benefit in 2002 was primarily recorded as a result of utilizing net operating loss carryforwards to reduce taxable income generated by discontinued operations. In 2003, discontinued operations had a small loss, resulting in no income tax expense or benefit.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net Revenues - For the year ended September 30, 2002, our revenues decreased $4,596,000 (10.6%) to $38,700,000 as compared to $43,296,000 for the fiscal year ended September 30, 2001. During the current fiscal year, net revenues from our equipment segment decreased $5,013,000 from 2001 due primarily to a continued softness in the East Texas timber market. Revenues from the timber segment increased $417,000 in 2002 due primarily to increased demand for our treated timber products and higher overall production at our sawmill operation as compared to the previous fiscal year.

Gross Profit - For the year ended September 30, 2002, our gross profit decreased $415,000 to $7,485,000 as compared to $7,900,000 for the fiscal year ended September 30, 2001. Gross profit as a percentage of net revenues for the fiscal year ended September 30, 2002 was 19.3% compared to 18.2% in the prior year. The gross profit in our Equipment segment increased to 25.6% of revenues in 2002 from 20.6% in 2001, due primarily to a change in the sales mix from the lower margin sales of major units to the higher margin sales of used equipment. The gross profit in our timber segment increased to 16.6% of revenues in 2002 from 12.2% in 2001, which is primarily attributable to efficiency and productivity increases in our timber segment.

Selling, General and Administrative Expenses - Selling general and administrative expenses for the fiscal year ended September 30, 2002 decreased $411,000 (5.1%) to $7,607,000 in 2002 from $8,018,000 in 2001. This decrease is primarily attributable to a decline in salaries and wages due to personnel reductions in our equipment segment and to the discontinuance of goodwill amortization during 2002 as compared to $283,000 of goodwill amortization in fiscal 2001.

Goodwill Impairment – We adopted the provisions of SFAS No. 142, “Goodwill and Intangible Assets” effective October 1, 2001 and, accordingly, ceased amortization of goodwill. In connection with the requirements of SFAS No. 142, we performed an annual goodwill impairment test as of September 30, 2002. Primarily due to the continued softness in the East Texas forestry equipment market and the impact of an overall depressed economy, we recorded an impairment charge of $3.6 million to write-off all remaining goodwill during the fourth quarter of the fiscal year ended September 30, 2002.

Other Expenses - Other expenses increased $592,000 to $2,234,000 in 2002 from $1,642,000 in 2001. This increase is primarily attributable to recorded losses of $1,013,000 related to Timberjack’s 49.9% investment in a construction company accounted for on the equity method. The operations of this company were substantially reduced during the latter part of fiscal 2002. See “Item 13--Certain Relationships and Related Transactions.” This loss was partially offset by a $379,000 decrease in interest expense due to a significant reduction in borrowings together with lower interest rates.

Income Taxes – Income tax expense (benefit) was ($271,000) in 2002 as compared to $860,000 in 2001. The income tax benefit in 2002 was primarily recorded as a result of utilizing net operating loss carryforwards to reduce taxable income generated by discontinued operations. In 2001, taxable income generated by discontinued operations was significantly higher, resulting in an offsetting income tax benefit related to continuing operations being recorded of approximately $1.3 million. However, during the fourth quarter of 2001, in connection with the planned spin-off of its Overhill Farms, Inc. subsidiary, we also recorded an additional $2.1 million valuation allowance against its net deferred tax assets, resulting in total net 2001 income tax expense from continuing operations of $860,000.

Liquidity and Capital Resources

Historically, our principal sources of liquidity are cash flow from operations, cash balances and additional financing capacity. Our cash and cash equivalents increased $235,000 to $2,563,000 at September 30, 2003, compared to $2,328,000 at September 30, 2002.

Our operating activities in 2003 resulted in cash provided of $4,338,000, as compared to of cash provided of $5,657,000 in 2002. The cash provided during the current year is substantially all due to reductions in receivables and inventories, occurring as a result of the management’s continued focus on receivable collections and inventory management initiatives.

Our investing activities for the year ended September 30, 2003 resulted in cash provided of $932,000, as compared to cash provided of $2,319,000 in 2002. The cash provided in 2003 resulted primarily from proceeds from asset sales and collections of notes and other receivables, all of which were reduced by capital expenditures.

Our financing activities for the current year resulted in a use of cash of $5,036,000 in 2003, as compared to use of cash of $6,334,000 in 2002. The current year results were due primarily to our continuing use of available cash from operating and investing activities to effect significant reductions in borrowings under our various credit facilities.

In June 1994, we acquired all of the outstanding capital stock of Texas Timberjack from Mr. Harold Estes, current President of TTI as well as a director and major shareholder of the Company. The capital stock of TTI was acquired from Mr. Estes for consideration of approximately $4.0 million in cash, a $10.0 million promissory note payable to the order of Mr. Estes, and 100,000 shares of the Company’s Series A Preferred Stock, which were subsequently converted into 2.0 million shares of common stock. Subsequent to June 1994, the Company and Mr. Estes have modified, renewed and extended the promissory note payable to Mr. Estes on several occasions. As of September 30, 2003, the promissory note had a balance of $24,337,000 (principal of $22,373,000 and accrued interest of $1,964,000) and had a maturity date, as amended in October 2002, of October 31, 2003. The Company and Mr. Estes, subsequent to September 30, 2003, agreed to a further extension of the maturity date to October 31, 2004. The interest rate was reduced to 5% from 9% per annum. Subsequent to year end, the Company paid $2.4 million on the note, all of which was applied to principal.

TTI and Mr. Estes, jointly and severally, have a note payable to AgriLand, PCA for $660,895, which was issued in connection with the purchase of SFP’s sawmill property and buildings. This note is payable in monthly installments of $20,103 and bears interest at a rate of 6.0% per annum. This note matures on October 1, 2006 and is collateralized by the SFP’s sawmill property and equipment.

Quantum Fuel and Refining, Inc. (“Quantum”), when acquired by SFP, had a note payable to Mr. Estes. As of September 30, 2002, the note had a total unpaid balance of $1,596,264 (principal of $1,000,000 and accrued interest of $596,264), bearing interest at 12% per annum with a maturity date of October 31, 2002, and collateralized by the assets of Quantum. In February 2003, SFP exchanged all of its ownership in Quantum, including the debt to Harold Estes, to TTI’s minority partner in SFP for his approximately 25% minority position in SFP.

At September 30, 2003, TTI had an unused $5.0 million revolving line of credit with First Bank & Trust East Texas (“FB&T”), expiring in April 2004. Borrowings under this line would bear interest at prime and be collateralized by certain assets of TTI. TTI intends to renew this arrangement prior to its expiration.

During fiscal 2003, TTI had a floor plan arrangement with New Holland Credit Corporation to finance equipment purchases. The floor plan note was paid in full during the fourth quarter of fiscal 2003, due to the decision by TTI’s management to cease acting as a New Holland equipment dealer, due to thin margins and the highly competitive construction equipment environment.

At September 30, 2002, TTI had a $1.0 million and a $1.5 million term note payable to BancorpSouth due in monthly installments of $31,000 and $67,000, respectively, including interest at 5.975% and 6.275%, respectively. These loans were paid in full during fiscal 2003.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2003. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

FUTURE DEBT MATURITIES AT SEPTEMBER 30, 2003:

Fiscal Year
2004	$24,621,610
2005	277,911
2006	242,364
2007	20,003

Total	$25,161,888

TTI relies on two suppliers for the majority of its new units and parts. As of September 30, 2003, TTI had commitments to purchase inventory from these suppliers amounting to $3,804,000.

TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 2003, TTI’s guarantees totaled approximately $1,305,000 on total customer indebtedness of approximately $8,945,000. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income on the accrual basis and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to approximately $537,000 at September 30, 2003, are included in the consolidated balance sheet as restricted cash and are fully offset by our reserve for credit guarantees.

With the exception of our $24.3 million note payable and accrued interest payable to Mr. Estes, we believe that the funds available to us from operations and existing capital resources will be adequate for our operating and capital requirements for the next twelve months. Further, we intend to seek further extension of our note payable to Mr. Estes, consistent with multiple extensions successfully received over the past decade, though no assurances can be made that such extension will be granted on favorable terms and conditions, if at all. If we are not successful in obtaining an extension of the maturity date of this note payable, we do not currently expect to otherwise have the resources necessary to satisfy this obligation. Accordingly, until there is a satisfactory resolution of this uncertainty, substantial doubt exists with respect to our ability to continue as a going concern.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We generally recognize revenue when products are shipped, which is when title and risk of loss pass to the buyer, or when services are performed, and provide for estimated returns and allowances at the time of sale. However, a portion of our business relates to the sale of equipment through installment sales contracts. Revenue is recognized on these accounts using the installment method due to frequent late payments, periodic repossessions and related uncertainty with respect to ultimate realization at the time of sale. Under the installment method, we record at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account and is recognized as proceeds are received, based on the relative percentage of transaction profit to sales price. Given the uncertainty with respect to ultimate collection, interest on installment contracts is recognized on a cash basis.

Allowance for Doubtful Receivables. We account for bad debts on accounts receivable using the reserve method. Allowances are established based on a percentage of parts sales, past bad debt experience, the makeup of the current portfolio and current market conditions. Allowances for doubtful notes receivable are established if, at the date of valuation, we believe it is probable that a loss exists in the portfolio based on an evaluation of the individual notes included in the portfolio, payment history, and the expected credit risk based on subject collateral, if any. Bad debts on sales contracts receivable are accounted for using the reserve method. After reviewing economic conditions, as well as historical trends and collateral values, we evaluate our allowance for doubtful sales contracts based on our estimated loss exposure at any given time in the portfolio, which has historically not been significant in comparison to the total portfolio amount.

Historically, our estimates of bad debts related to our various receivables have generally been adequate to cover actual losses. Uncollectible accounts written off, net of recoveries, were $1,070,600, $738,200, and $460,252 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Our estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively determinable. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, we believe our allowances for doubtful receivables are fairly stated as of September 30, 2003.

Impairment of Long-Lived Assets. When long-lived asset impairment indicators are present, we evaluate impairment of long-lived assets in accordance with SFAS No. 144 by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded, if any, for the amount by which the carrying value of such assets exceeds their fair values. Projections of undiscounted cash flows inherently involve management’s subjective estimates and assumptions regarding future expected operating results. Actual results could differ from our estimates. In 2002, we recorded an approximately $160,000 impairment related to assets of our Quantum Fuel & Refining, Inc. subsidiary, which were held for sale as of September 30, 2002. No other impairments of long-lived assets were recorded by us in fiscal 2003, 2002, or 2001. In 2002, we did record an impairment of goodwill recorded as an operating expense of $3.6 million (See Note 2 to the consolidated financial statements).

Income Taxes. Deferred income taxes recorded using the liability method reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or we believe such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of September 30, 2003, we have recorded a valuation allowance against all our net deferred tax assets that relate to our continuing operations as we believe such amount is not likely to be recoverable given our recent history of operating losses. In making this determination, in addition to recent negative evidence of historical cumulative losses, we also considered negative evidence of no carryback period being available and no significant available tax planning strategies that can be used to generate future taxable income sufficient for recovery of our deferred tax assets.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the impact of competitive products and pricing;

•	market conditions, and weather patterns that may affect the cost of timber as well as the market for our equipment;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	market demand for new and existing products;

•	other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission; and

•	the “Risk Factors Related to our Business and Industry” described below.

Risk Factors Related to Our Business and Industry

The Company is subject to various risks which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-K as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk – Obligations. We are not, as of September 30, 3003, subject to interest rate risk on any variable interest rate obligations. We are subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of September 30, 2003, a hypothetical 10% decrease in average market interest rates would not significantly increase the fair value of outstanding fixed rate debt.

Interest Rate Risk – Assets. TTI periodically makes advances under promissory notes to certain unrelated individuals and corporations, and sells equipment to individuals under installment sales contracts with terms generally from 12 to 18 months. The Company’s notes and sales contracts receivable generally have fixed interest rates ranging from 8% to 18%, depending upon the nature of the collateral, if any, and the credit worthiness of the related customer. The value of these notes is subject to market risk due to changing interest rates, although such risk is partially mitigated generally by the shorter-term nature of these receivables. Based upon outstanding amounts of notes and sales contracts receivable as of September 30, 2003, a hypothetical 10% increase in average market interest rates would decrease the fair value of these outstanding receivables by an immaterial amount.

We do not own, nor do we have an interest in any other market risk sensitive instruments. See Item 1 “Description of Business.”

ITEM 8. Financial Statements.

See Index to Consolidated Financial Statements included in Item 15.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Langley, Williams & Company, L.L.C. (“LWC”) whose offices are located in Lake Charles, Louisiana were engaged on September 25, 2003 as the auditors of TTI for the fiscal year ended September 30, 2003.

During the two most recent fiscal years and through September 25, 2003, neither TTI nor any one on behalf of the TTI has consulted with LWC regarding (i) the application of accounting principles to any transaction, either completed or proposed, or the type of audit opinion that might be rendered on the TTI’s financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

LWC was engaged as of March 31, 2004 as the Registrant’s auditors for the fiscal year ended September 30, 2003. They replace Ernst & Young, LLP who, on November 10, 2003, provided a letter to the Registrant confirming the termination of the client-auditor relationship between the Registrant and Ernst & Young. LWC audited the consolidated financial statements of the Registrant and its subsidiaries for the fiscal year ended September 30, 2003.

During the two most recent fiscal years and through March 31, 2004, neither we nor any one on our behalf consulted with LWC regarding (i) the application of accounting principles to any transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

The Company’s senior management, with the participation of the Company’s Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the date of this report. Based upon that evaluation, combined with a consideration of the additional procedures described above, the Company’s Chief Executive Officer and principal financial officer concluded that as of the filing date of this report the information required to be disclosed in the reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported as required.

Changes to Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the directors and executive officers of the Company as of September 30, 2003.

Name	Age	Position
James Rudis	54	Chairman of the Board, Chief Executive Officer and President

Michael F. Buck	66	Director

George R. Schrader	73	Director

James Rudis was elected to the Board of Directors (the “Board”) in December 1992, served as Chairman and Chief Executive Officer, beginning February 1998, and President beginning July 1997. Mr. Rudis agreed to serve in his current capacity in the transition following the spin-off of Overhill Farms, Inc. and resigned in December 2003. He also served as Executive Vice President of the Company from March 1994 until July 1997. Prior to his employment with the Company, Mr. Rudis was President of Quorum Corporation, a private consulting firm involved in acquisitions and market development. From 1970 until 1984, he held various executive positions in CIT Financial Corporation, including Vice President and Regional Manager of that company’s Commercial Finance Division.

Michael F. Buck, for the last five years, has been President of Mimatian Co., an operations and materials consulting firm. From August 1990 to August 1994, Mr. Buck served as Vice President of Bath Iron Works, Inc., a company engaged in building Aegis Class cruisers and destroyers for the United States Navy. From August 1989 to August 1990, Mr. Buck was a Vice President of Sabreliner Corporation, a company engaged in building, maintaining and overhauling executive jet aircraft. From March 1986 to August 1989, Mr. Buck was Vice President and Director of Procurement for International Telephone and Telegraph. He became a director of the Company in December 1989 and resigned March 2004.

George R. Schrader was appointed as a director in March 1994 and resigned March 2004. For the last five years, he has been a named member of Schrader & Cline, LLC, a financial and governmental management consulting firm. From 1983 to 1993, he was a principal of Schrader Investment Company, whose activities paralleled those of Schrader & Cline, LLC. Mr. Schrader’s additional experience includes ten years as City Manager for the city of Dallas, Texas and a total of nine years experience as City Manager for the Texas cities of Mesquite and Ennis.

Mr. Don Wier, age 66, was appointed a director in March, 2004. Mr. Wier was a General Agent with General American Life from 1985 to 2002. Since 2002 he has been involved in real estate development in Austin and Katy, Texas, while continuing to work in life insurance with a specialization in business and estate planning.

Significant Employees

Mr. Harold Estes, although not an executive officer of the Company, is considered to be a key employee. Mr. Estes, age 64, is the President of Texas Timberjack, Inc., a wholly owned subsidiary of the Company. Mr. Estes was appointed to the Board in March 2004. He was previously elected as a director in February 1996 and resigned in April 1997. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Estes has been President of TTI since 1984, when he acquired that company from Eaton Corporation.

Mr. Mike Boatman is also considered to be a key employee of the Company. Mr. Boatman, age 52, is the Vice President and Controller of Texas Timberjack, Inc., a wholly owned subsidiary of the Company. TTI is a distributor of industrial and commercial timber and logging equipment and is also engaged in certain related timber and sawmill operations. Mr. Boatman joined Texas Timberjack in 1986 and was elected to the Texas Timberjack, Inc. Board of Directors in 1992. Mr. Boatman has been a Certified Public Accountant since 1991. As Vice President and Controller of Texas Timberjack, Inc., the only operating subsidiary of TreeCon Resources, Inc., Mr. Boatman previously acted as the principal financial officer of the Company. Mr. Boatman was appointed to the Board in March 2004 and also named as President and CEO at that time.

Code of Ethics

Our employee handbook has for many years included various provisions designed to assure the honest and ethical conduct of our officers and employees. However, we do not consider our employee handbook to comprise a formal code of conduct and ethics as contemplated by the Securities and Exchange Commission. We have not yet had an opportunity to prepare such a code of conduct and ethics.

However, we intend to adopt as soon as practicable one or more codes of conduct and ethics that meet the Securities and Exchange Commission requirements. Once adopted, we will make our codes of conduct and ethics and information regarding waivers or amendments to the code publicly available as required by applicable rules and regulations and will provide a copy of the codes of conduct and ethics to any person without charge, upon written request to TreeCon Resources, Inc., Attention: Investor Relations, 6004 South U.S. Highway 59, Lufkin, Texas 75901.

Meetings of the Board of Directors and its Committees

The Board of Directors did not meet in fiscal 2003 and met one time during fiscal 2002. On several occasions during each fiscal year, the Board acted by the execution of unanimous written consents in lieu of meetings.

The Board has standing Compensation and Audit Committees. The Compensation Committee is comprised of Messrs. Buck and Schrader. The Compensation Committee did not meet during fiscal 2003 or fiscal 2002. The Compensation Committee is charged with the responsibility to (i) administer the Company’s employee stock option plans and approve the granting of stock options and (ii) approve compensation for officers.

The Audit Committee is comprised of Messrs. Buck and Schrader. The Audit Committee did not meet in fiscal 2003 and met one time during fiscal 2002. The Audit Committee operates pursuant to a Charter approved by the Company’s Board of Directors. Its functions are to (i) monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountants; and (iii) provide an avenue of communication among the Company’s independent accountants, financial and senior management and the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the regulations thereunder require the directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities (“reporting persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities, and to furnish us with copies of all reports that they file. The following reports were not timely filed: Harold Estes, who owns more than 10% of the Company’s common stock and who was appointed a director of the Company in March 2003, did not timely file two Form 4s reporting two sale transactions and one purchase of common stock by his wife.

ITEM 11. Executive Compensation.

The following table sets forth for fiscal 2003, 2002 and 2001 compensation awarded or paid to Mr. James Rudis, the Company’s Chairman and Chief Executive Officer and other significant employees Mr. Harold Estes, President of Texas Timberjack, Inc. and Mr. Mike Boatman, Vice President and Controller of Texas Timberjack, Inc. and acting as principal financial officer of TreeCon Resources, Inc. Other than as indicated in the table below, no executive officer of the Company or Texas Timberjack, Inc. received salary plus bonus in excess of $100,000 for the year ended September 30, 2003.

Summary Compensation Table

		Annual Compensation							Long-Term Compensation Awards Options/SARs
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Compensation					All/Other Compensation
James Rudis (3) Former Chairman, Chief Executive Officer, President and Director	2003 2002 2001	$ $ $	17,644 230,000 230,000	$ $ $	— — 40,000	$ $ $	— — —	(1) (1) (1)	— 130,000	(2)	$ $ $	— — —

Harold Estes (4) President of Texas Timberjack, Inc.	2003 2002 2001	$ $ $	120,000 120,000 286,154	$ $ $	— — —	$ $ $	— — —	(1) (1) (1)	— — —		$ $ $	— — —

Mike Boatman (4) Vice President and Controller of Texas Timberjack, Inc. and acting principal financial officer of TreeCon Resources, Inc.	2003 2002 2001	$ $ $	120,000 100,000 105,000	$ $ $	— — —	$ $ $	— — —	(1) (1) (1)	— — —		$ $ $	— — —

(1)	The Named Executive Officer or significant employee received certain perquisites and other personal benefits from the Company or Texas Timberjack, Inc. during fiscal 2003, 2002 and 2001. These perquisites and other personal benefits, however, did not equal or exceed 10% of the Named Executive Officer’s or significant employee’s salary and bonus, or $50,000, during fiscal 2003, 2002 or 2001.

(2)	Consists of 130,000 shares subject to repricing from $2.00 per share to $0.75 per share. These options were exercised in September 2001.
(3)	Salary received in 2003 was paid by Overhill Farms, Inc. prior to spinoff.
(4)	Salaries were paid by TTI, a wholly owned subsidiary of the Company.

Compensation Committee Report on Executive Compensation

The Board of Directors has established a Compensation Committee to review and approve the compensation levels of executive officers of our Company, evaluate the performance of the executive officers and consider senior management succession issues and any related matters our Company. The Compensation Committee is charged with reviewing with the Board of Directors in detail all aspects of cash compensation for the executive officers our Company. Stock option compensation for the executive officers is also considered by the Compensation Committee.

The philosophy of the Company’s compensation program is to employ, retain and reward executives capable of leading the Company in achieving its business objectives. These objectives include achieving a strong financial posture, increasing the assets of our Company, positioning our assets and business operations in geographic markets and industry segments offering long term growth opportunities, enhancing shareholder value and ensuring the survival of our Company. The accomplishment of these objectives is measured against conditions prevalent in the industries within which we operate. In recent years these conditions reflect a highly competitive market environment and rapidly changing regional, geographic and overall industry market conditions.

The available forms of executive compensation include base salary, cash bonus awards and incentive stock options. Performance of our Company is a key consideration (to the extent that such performance can fairly by attributed or related to such executive’s performance), as well as the nature of each executive’s responsibilities and capabilities. Our Company’s compensation policy recognizes, however, that stock price performance is only one measure of performance and, given industry business conditions and the long term strategic direction and goals of our Company, it may not necessarily be the best current measure of executive performance. Therefore, our Company’s compensation policy also gives consideration to our Company’s achievement of specified business objectives when determining executive officer compensation. Compensation paid to executive officers is based upon a Company-wide salary structure consistent for each position relative to its authority and responsibility compared to industry peers.

Due to the impending spin-off of Overhill Farms and the fact that all compensation for Mr. Rudis to be paid in 2003 was subject to review and approval by the Overhill Farms Board of Directors, the Compensation Committee took no action with respect to Mr. Rudis’ compensation for fiscal 2003.

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

During March 1998, Mr. Michael F. Buck and Mr. George R. Schrader were granted options to purchase 30,000 and 50,000 shares, respectively, of Common Stock, exercisable at $0.75 per share (the fair market value at the date of grant) in whole or in part, expiring in March 2008. During the year ended September 30, 2001, the exercise price of options covering 60,000 shares (30,000 shares for Mr. Buck and 30,000 shares for Mr. Schrader), which had been granted in 1996, was reduced to $.75 per share from $2.00 per share.

Common Stock Performance Table

The following performance table compares the five-year cumulative return of the Common Stock with that of a Broad Market Index (American Stock Exchange) and a Published Industry Index (MG Industry Group 342 - Food and Beverage - Processed and Packaged Goods). Each index assumes $100 invested at September 30, 1998, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization. For the periods following the spin-off of Overhill Farms, the Company will utilize a new Published Industry Index (MG Industry Group 752 – Industrial Equipment Wholesale) to reflect the Timberjack business.

Comparative Five-Year Total Returns

TreeCon Resources, Inc., Broad Market and Peer Group

(Performance Results Through 9/30/03)

Company/Index/Market	1998	1999	2000	2001	2002	2003
TreeCon Resources, Inc.	100.00	157.14	200.00	160.00	194.29	13.48
Processed/Packaged Goods	100.00	98.08	117.43	137.42	149.98	171.74
Industrial Equipment Wholesale	100.00	88.94	95.69	74.05	81.81	100.87
AMEX Market Index	100.00	116.46	139.28	104.43	113.45	140.20

<Donnelly to add revised amounts for years indicated and open>.

<Need to add 2003 and delete 1997; 1998 should be new basis>

<MT says Donnelly can do this for us>

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of Common Stock as of June 15, 2004 by each person or group who owned, to the Company’s knowledge, more than five percent of the Common Stock, each of the Company’s directors, the Company’s Chief Executive Officer, certain significant employees and all of the Company’s directors and executive officers as a group.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
James Rudis (2)	557,900	3.0%
Michael F. Buck (2)	60,100	*
George R. Schrader (2)	80,000	*
Harold Estes (2)	4,301,300	23.1
Mike Boatman (2)	234,300	1.3
All directors and executive officers as a group (Messrs. Rudis, Buck and Schrader)	698,000	3.7

*	Less than 1%.
(1)	Except as noted, to the knowledge of the Company, the listed persons and entities have sole investment power and sole voting power as to all shares of Common Stock for which they are identified as being the beneficial owners. Information as to beneficial ownership has been furnished to the Company by such persons. Such presentation is based on 18,615,464 shares of Common Stock outstanding as of June 15, 2004. Mr. Harold Estes, President of Texas Timberjack, Inc., is also a secured creditor of TreeCon Resources, Inc. Collateral against outstanding obligations to Mr. Estes is 100% of the common stock of Texas Timberjack, Inc., the Company’s sole operating subsidiary.
(2)	Mr. Rudis’ address is 2727 East Vernon Avenue, Vernon, California, 90058. Mr. Buck’s address is 1247 Wooster Place, Wooster, Ohio 44691. Mr. Schrader’s address is 4800 Broadway, Suite A, Addison, Texas 75001. The address for Mr. Estes and Mr. Boatman is 6004 South U.S. Highway 59, Lufkin, Texas 75901.

ITEM 13. Certain Relationships and Related Transactions.

Notes Payable and Accrued Interest to Related Party

In connection with the acquisition of TTI in June 1994, we initially issued a note to the seller (Mr. Harold Estes, President of TTI) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock and certain assets of TTI. As of each maturity date thereafter, Mr. Estes has entered into subsequent agreements with us to modify and extend the term of the note. As of September 30, 2003, the note had a total unpaid balance of $24,337,000 (principal of $22,373,000 and accrued interest of $1,964,000), bearing interest at 9% per annum with a maturity date of October 31, 2003. The Company and Mr. Estes, subsequent to September 30, 2003, agreed to a further extension of the maturity date to October 31, 2004. The interest rate was reduced to 5% from 9% per annum.

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

Advances to Related Parties

In September 2000, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc. (“Quantum”), a nonoperating refinery located in Egan, Louisiana, from a related party for $400,000 in timber products plus the assumption of certain liabilities. In February 2003, SFP sold all of its interest in Quantum, including debt to Harold Estes, back to the same related party and received as consideration the related party’s 24.95% minority interest ownership in SFP, which then became a wholly owned subsidiary of the Company.

The father of TTI’s former 25% minority partner in SFP is a former officer of SFP. As of September 30, 2003 and 2002, the Company had total receivables of $337,000 and $683,000, respectively, from this former officer of SFP or from companies owned or controlled by such former officer. The Company’s receivables from the former officer, as of September 30, 2003, consisted of an unsecured note receivable of $153,000 from the former officer and an unsecured note receivable of $184,000 from a company owned by the aforementioned former officer.

During the fiscal years ended September 30, 2003, 2002 and 2001, TTI recorded sales of approximately $0, $0 and $517,000, respectively, to Tony Currie Construction, LLC, a 49.9% owned limited liability company, which is accounted for under the equity method. Additionally, during the fiscal years ended September 30, 2003, 2002 and 2001, TTI recorded income from the sale of equipment to and interest income on receivables from Tony Currie Construction, LLC, of $0, $0 and $94,000, respectively.

The Company has an ownership interest in two unconsolidated real estate partnerships. In prior years the Company has guaranteed the debt of these partnerships, which was collateralized by assets of the partnerships. At September 30, 2003, no guarantees were in effect for these partnership debts.

In connection with the purchase of TTI, TTI acquired a note receivable from an officer of TTI. The note has been renewed and extended each year since issuance, is currently due in 2007 and is collateralized by marketable securities. As of September 30, 2003 and 2002, the balance outstanding was $338,000 and $374,533, respectively, and the note has been classified as a noncurrent related party receivable. Unsecured receivables from other employees totaled $125,800 and $77,900 at September 30, 2003 and 2002.

Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 2003 and 2002, the insurance premium receivable was approximately $600,000.

TTI and Harold Estes, President of TTI and a significant stockholder of the Company, jointly and severally, have a note payable to AgriLand, PCA for $661,000 related to the purchase of the SFP sawmill property and buildings. The note is payable in monthly installments of $20,103, and bears interest at a rate of 6.0%. This note matures on October 1, 2006 and is collateralized by the SFP sawmill property.

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

In connection with the spin-off in October 2002, the Company assigned the notes receivable from Messrs. Rudis and Shatley, having an aggregate principal balance of $392,250, to Overhill Farms, Inc. Also related to the spin-off was a substantial decrease in the trading price of the Company’s common stock, the sole collateral on the notes receivable from Messrs. Buck and Schrader. As a result of management’s evaluation of the subject collateral and the recourse provisions of the subject notes, the Company provided a collectibility reserve against the remaining notes receivable from Messrs. Buck and Schrader in the aggregate principal amount of $105,000. (See Note 11 to the consolidated financial statements.)

ITEM 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents billings for fees for professional audit services rendered by Ernst & Young LLP for the audits of our annual financial statements for fiscal year 2001 and 2002, and fees billed for other services rendered by Ernst & Young LLP:

	2003	2002
Audit Fees	$80,000	$611,205
Audit-Related Fees	—	77,000
Tax Fees	30,000	45,770
All Other Fees	—	—

	$110,000	$733,975

Fees for audit services include fees associated with the annual audit and the reviews of our quarterly reports on Form 10-Q and annual report on Form 10-K. Audit-related fees principally included payments for services in connection with the registration statement for the Overhill Farms, Inc. spinoff. Tax fees included tax compliance, tax advice and tax planning.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements and Financial Statement Schedules.

1.	The following consolidated financial statements of TreeCon Resources, Inc. and subsidiaries are filed as part of this report:

2.	The following consolidated financial statement schedules of TreeCon Resources, Inc. and subsidiaries are included in Item 15(a):

Schedule I — Condensed Financial Information of Registrant	F-44
Schedule II — Valuation and Qualifying Accounts	F-48

All other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits

3.1	Articles of Incorporation of Polyphase Corporation, as amended (incorporated by reference from Exhibits 4.1 and Exhibits 4.3 through 4.8 to the Company’s registration statement on Form S-8 [No. 33-82008], filed with the Commission on July 27, 1994 [the “1994 Form S-8”])

3.2	Bylaws of Polyphase Corporation, as amended April 26, 1999 (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 [the “1999 Form 10-K”])

3.3	Certificate of Amendment of Articles of Incorporation of Polyphase Corporation, as adopted by stockholders on March 1, 2001 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001)

4.1	Certificate of Designation relating to the Series A-3 Preferred Stock (incorporated by reference from Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 [the “1995 Form 10-K”])

†10.1	Stock Option Agreement for James Rudis (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-B, filed with the Commission on August 27, 1994 [the “Form 8-B”])

†10.2	Stock Option Agreement for William E. Shatley (incorporated by reference from Exhibit 10.6 to the Form 8-B)

†10.3	Employment Agreement, dated as of November 1, 1993, between Harold Estes and Texas Timberjack, Inc. (incorporated by reference from Exhibit 2 to the Company’s Form 8-K dated June 24, 1994 [the “1994 Form 8-K”])

10.4	Pledge Agreement, dated as of June 24, 1994, between Polyphase Corporation and Harold Estes (incorporated by reference from Exhibit 10.10 to the Form 8-B)

10.5	Security Agreement, dated as of June 24, 1994, between Texas Timberjack, Inc. and Harold Estes (incorporated by reference from Exhibit 10.11 to the Form 8-B)

†10.6	Stock Option Agreement for James Rudis dated July 23, 1996 (incorporated by reference from Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 [the “1996 Form 10-K”])

†10.7	Stock Option Agreement for William E. Shatley dated July 23, 1996 (incorporated by reference from Exhibit 10.52 to the 1996 Form 10-K)

†10.8	Stock Option Agreement for Michael F. Buck dated July 23, 1996 (incorporated by reference from Exhibit 10.53 to the 1996 Form 10-K)

†10.9	Stock Option Agreement for George R. Schrader dated July 23, 1996 (incorporated by reference from Exhibit 10.54 to the 1996 Form 10-K)

†10.10	Stock Option Agreement for Michael F. Buck, dated March 17, 1998 (incorporated by reference from Exhibit 10.93 to the 1998 Form 10-K)

†10.11	Stock Option Agreement for George R. Schrader, dated March 17, 1998 (incorporated by reference from Exhibit 10.94 to the 1998 Form 10-K)

10.12	Loan Agreement, dated April 12, 2002, by and between First Bank & Trust East Texas, as lender, and Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 [the “March 2002 Form 10-Q”])

10.13	Commercial Promissory Note dated April 12, 2002, in the principal amount of $5,000,000, payable to First Bank & Trust East Texas, as lender, by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.2 to the March 2002 Form 10-K)

10.14	Commercial Security Agreement, dated April 12, 2002, by and between First Bank & Trust East Texas, as lender, and Texas Timberjack, Inc., as debtor (incorporated by reference from Exhibit 10.3 to the March 2002 Form 10-Q)

10.15	Letter Loan Agreement, dated April 12, 2002, by and between BancorpSouth Bank, as lender, and Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.4 to the March 2002 Form 10-Q)

10.16	Promissory Note, dated April 12, 2002, in the principal amount of $1,500,000, payable to BancorpSouth Bank, as lender, and Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.5 to the March 2002 Form 10-Q)

10.17	Promissory Note, dated April 12, 2002, in the principal amount of $500,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.6 to the March 2002 Form 10-Q)

10.18	Commercial Security Agreement, dated April 12, 2002, by and between BancorpSouth Bank, as secured party, and Texas Timberjack, Inc., as debtor (incorporated by reference from Exhibit 10.7 to the March 2002 Form 10-Q)

10.19	Promissory Note, dated June 12, 2002, in the principal amount of $1,000,000, payable to BancorpSouth Bank, as lender, by Texas Timberjack, Inc., as borrower (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)

10.20**	Amended Renewal Promissory Note between Harold Estes and TreeCon Resources, Inc. in the amount of $24,507,856.12.

21.1**	Subsidiaries of the Registrant

31**	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Lufkin, the state of Texas, on July 22, 2004.

By:	/s/ Mike Boatman	July 22, 2004
Mike Boatman
President, Chief Executive Officer and Director, TreeCon Resources, Inc.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

TREECON RESOURCES, INC.

By:	/s/ Mike Boatman	July 22, 2004
Mike Boatman
President, Chief Executive Officer and Director, TreeCon Resources, Inc.
(principal executive officer)

By:	/s/ Mike Boatman	July 22, 2004
Mike Boatman
principal financial officer

By:	/s/ Harold L. Estes	July 22, 2004
Harold L. Estes
Director

By:	/s/ Don Wier	July 22, 2004
Don Wier
Director

TREECON RESOURCES, INC. AND SUBSIDIARIES

Report of Independent Auditors

To the Board of Directors and Stockholders of

TreeCon Resources, Inc.

We have audited the accompanying consolidated balance sheet of TreeCon Resources, Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for year ended September 30, 2003. Our audit also includes the 2003 financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The 2002 and 2001 financial statements were audited by other auditors whose report dated June 20, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TreeCon Resources, Inc. and subsidiaries at September 30, 2003, and the consolidated results of their operations and their cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that TreeCon Resources, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has a note payable and accrued interest payable to a related party, which matures October 31, 2004, and may not have sufficient assets or access to capital necessary to satisfy such obligation. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Langley, Williams & Co., L.L.C.

Lake Charles, Louisiana

May 12, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders of

TreeCon Resources, Inc.

We have audited the accompanying consolidated balance sheet of TreeCon Resources, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2002. Our audits also include the financial statement schedules as of and for the periods ended September 30, 2002 listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TreeCon Resources, Inc. and subsidiaries at September 30, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules as of and for the periods ended September 30, 2002, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

/s/ Ernst & Young LLP

June 20, 2003

Dallas, Texas

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	September 30,
	2003	2002
Current assets:
Cash	$2,562,705	$2,327,766
Receivables, net of allowance for doubtful accounts of $490,800 and $1,794,200 in 2003 and 2002, respectively:
Trade accounts	2,190,003	1,904,233
Current portion of sales contracts, net of deferred income of $516,523 and $523,187 in 2003 and 2002, respectively	2,295,723	3,937,056
Notes	2,008,960	2,192,115
Related parties	716,057	1,043,271
Inventories	9,134,123	13,476,256
Prepaid expenses and other	1,045,110	1,634,874
Assets held for sale	—	1,766,264
Net current assets of discontinued operations	—	16,493,504

Total current assets	19,952,681	44,775,339

Property and equipment:
Land	658,930	658,930
Buildings and improvements	5,083,791	4,233,791
Machinery, equipment and other	2,269,734	2,694,492

	8,012,455	7,587,213
Accumulated depreciation	3,234,682	2,915,206

	4,777,773	4,672,007

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $31,200 and $37,735 in 2003 and 2002, respectively:
Sales contracts, net of deferred income of $104,579 and $215,751 in 2003 and 2002, respectively	441,387	1,732,656
Notes	—	713,468
Related parties	338,000	374,533
Restricted cash	537,209	524,208
Other	2,507,852	2,226,074

	3,824,448	5,570,939

Total Assets	$28,554,902	$55,018,285

The accompanying notes are an integral part

of these consolidated financial statements.

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	September 30,
	2003	2002
Current liabilities:
Notes payable	$—	$5,153,055
Note payable and accrued interest to related party	24,336,841	1,596,264
Accounts payable	845,939	1,511,331
Accrued expenses and other	1,548,934	1,689,081
Current maturities of long-term debt	284,769	1,241,809

Total current liabilities	27,016,483	11,191,540

Long-term debt, net of current portion	540,278	1,440,619
Notes payable and accrued interest to related party	—	22,332,614
Reserve for credit guarantees	537,209	524,208
Net long-term liabilities related to discontinued operations	—	16,461,936

Total liabilities	28,093,970	51,950,917

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, authorized 100,000,000 shares, issued and outstanding, 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(27,824,802)	(24,777,741)
Notes receivable from officers and directors	(56,625)	(497,250)

Total stockholders’ equity	460,932	3,067,368

Total Liabilities and Stockholders’ Equity	$28,554,902	$55,018,285

The accompanying notes are an integral part

of these consolidated financial statements.

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2003	2002	2001
Net revenues	$41,347,238	$38,699,648	$43,295,544
Cost of sales	35,581,393	31,214,647	35,395,985

Gross profit	5,765,845	7,485,001	7,899,559
Selling, general and administrative expenses	(7,334,624)	(7,607,090)	(8,018,395)
Goodwill impairment	—	(3,612,580)	—

Operating loss	(1,568,779)	(3,734,669)	(118,836)

Other income (expenses):
Interest expense	(2,281,728)	(2,026,584)	(2,405,665)
Interest income and other	1,004,210	(207,562)	764,051

Total other expenses	(1,277,518)	(2,234,146)	(1,641,614)

Loss from continuing operations before income taxes	(2,846,297)	(5,968,815)	(1,760,450)

Income tax (expense) benefit	—	270,678	(860,286)

Loss from continuing operations	(2,846,297)	(5,698,137)	(2,620,736)
Discontinued operations, net of income taxes	(66,700)	717,768	1,539,131

Net loss	$(2,912,997)	$(4,980,369)	$(1,081,605)

The accompanying notes are an integral part

of these consolidated financial statements.

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2003	2002	2001
Per share data – basic and diluted:
Loss from continuing operations	$(.16)	$(.31)	$(.15)
Discontinued operations, net of income taxes	—	.04	.09

Net loss per common share	$(.16)	$(.27)	$(.06)

Weighted average shares outstanding – basic and diluted	18,615,464	18,615,464	17,845,793

The accompanying notes are an integral part

of these consolidated financial statements.

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED SEPTEMBER 30, 2003

	Common Stock		Paid-in Capital	Accumulated Deficit	Notes Receivable	Total
	Shares	Amount
Balance, September 30, 2000	17,812,464	178,125	27,650,734	(18,715,767)	—	9,113,092

Exercise of stock options	803,000	8,030	551,408		(497,250)	62,188
Repurchase of warrants			(45,938)			(45,938)
Net loss (comprehensive loss)				(1,081,605)		(1,081,605)

Balance, September 30, 2001	18,615,464	186,155	28,156,204	(19,797,372)	(497,250)	8,047,737

Net loss (comprehensive loss)				(4,980,369)		(4,980,369)

Balance, September 30, 2002	18,615,464	186,155	28,156,204	(24,777,741)	(497,250)	3,067,368

Spin-off of Overhill Farms, Inc.				(134,064)	392,250	258,186
Loss on director notes					48,375	48,375
Net loss (comprehensive loss)				(2,912,997)		(2,912,997)

Balance, September 30, 2003	18,615,464	$186,155	$28,156,204	$(27,824,802)	(56,625)	$460,932

The accompanying notes are an integral part

of these consolidated financial statements.

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2003	2002	2001
Cash flows provided by (used in) operating activities:
Loss from continuing operations	$(2,846,297)	$(5,698,137)	$(2,620,736)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	690,331	603,627	563,732
Amortization	64,167	—	358,340
Provision for doubtful accounts	822,058	704,664	541,764
Goodwill impairment	—	3,612,580	—
Interest accrual on notes payable to related party	2,004,227	1,591,247	1,591,247
Cash expenses related to discontinued operations	(9,548)	(386,285)	(292,214)
Loss on investment in limited liability company	279,789	772,991	—
Asset impairment losses	—	160,000	—
Gain on asset sales	(997,208)	(360,171)	—
Deferred income taxes	—	—	2,106,686

Changes in:
Accounts and sales contracts receivable	2,089,129	3,197,738	(3,004,340)
Inventories	2,367,289	2,610,455	951,554
Prepaid expenses and other	506,214	(352,884)	(1,188,571)
Accounts payable	(432,791)	(573,872)	529,822
Accrued expenses and other	(199,310)	(225,334)	295,132

Net cash provided (used in) operating activities	4,338,050	5,656,619	(167,584)

Cash flows provided by (used in) investing activities:
Capital expenditures, net	(808,241)	(559,538)	(704,394)
Notes and other receivables	896,623	1,680,793	(549,016)
Receivables from related parties	(165,253)	(139,901)	(987,184)
Cash received from Overhill Farms, Inc.	—	950,000	450,000
Proceeds from asset sales	1,009,352	387,671	—

Net cash provided by (used in) investing activities	$932,481	$2,319,025	$(1,790,594)

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2003	2002	2001
Cash flows provided by (used in) financing activities:
Net borrowings (principal payments) on line of credit and floor plan arrangements	$(3,136,042)	$(2,571,799)	$2,786,850
Proceeds from borrowings	174,146	1,826,428	—
Principal payments on long-term debt	(2,073,696)	(5,588,889)	(1,121,927)
Exercise of stock options	—	—	62,188
Repurchase of stock purchase warrants	—	—	(45,938)

Net cash provided by (used in) financing activities	(5,035,592)	(6,334,260)	1,681,173

Net increase (decrease) in cash	234,939	1,641,384	(277,005)
Cash at beginning of year	2,327,766	686,382	963,387

Cash at end of year	$2,562,705	$2,327,766	$686,382

Supplemental schedule of cash flow information:
Cash paid during the year for:
Interest	$157,276	$589,966	$841,381

Income taxes	$—	$58,000	$82,344

The accompanying notes are an integral part

of these consolidated financial statements

TREECON RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of non-cash investing and financing activities:

In October 2002, the Company completed the spin-off of its subsidiary, Overhill Farms, Inc., and recorded a charge against retained earnings (accumulated deficit) of approximately $134,000, representing the Company’s net investment in Overhill Farms at the time of distribution.

In February 2003, Southern Forest Products, LLC “SFP” sold all of its interest in Quantum Fuel & Refining, Inc., including debt to Harold Estes, to a related party and received as consideration the related party’s 24.95% interest in SFP, which then became a wholly owned subsidiary of Texas Timberjack.

During the fourth quarter 2003, the Company exited the construction equipment business and returned equipment inventory having a cost of approximately $2.0 million to its former supplier of construction equipment and received a credit from the supplier for a like amount on the balance owed by the Company to the supplier on floor plan notes.

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

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	COMPANY AND ORGANIZATIONAL MATTERS INCLUDING LIQUIDITY

Nature of Business

TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation, (the “Company”) is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company’s wholly owned subsidiary Texas Timberjack, Inc. (“Timberjack” or “TTI”) and TTI’s wholly-owned or majority-owned subsidiaries Southern Forest Products, LLC (“SFP”) and Wood Forest Products, LLC (“WFP”). The operations of WFP ceased during fiscal 2003. The Company has sales and equipment distribution locations in Lufkin, Jasper, Atlanta and Cleveland, Texas, and timber processing and sales facilities located in Bon Wier and Houston, Texas. Through these entities, the Company distributes, leases and provides financing for industrial and logging equipment and is also engaged in the harvesting and processing of timber products. The Company’s operations are concentrated primarily in the forested areas of East Texas, although its market extends to surrounding states.

The Company’s Board of Directors, during August 2001, approved a plan to spin-off all of its shares of Overhill Farms, Inc. (“Overhill Farms”) to the holders of the Company’s common stock. This spin-off was completed in October 2002. Overhill Farms, a producer of high quality entrees, plated meals, meal components, soups, sauces and poultry, meat and fish specialties, previously comprised the Company’s food segment (the “Food Group”). Overhill Farms has been accounted for as a discontinued operation in the accompanying financial statements and is discussed further in Note 16 to these financial statements. As a result of the spin-off, a nonrecurring adjustment was made to recognize a valuation allowance on a parent company note receivable from two individuals Messrs. Buck and Schrader, who were directors until March 2004 and from an attorney who performed services for Overhill Farms, Inc. and the Company. This adjustment reduced the carrying amount of the note receivable to the fair market value of the underlying collateral. The net effect of the adjustment was to reduce assets and increase SG&A expenses by $264,000. Of this amount, $216,000 is related to the note from the attorney who represented Overhill Farms, Inc. and the Company, and $48,000 is related to the notes from former directors. The remaining balance of the attorney note is classified on the balance sheet as of September 30, 2003 as prepaid expenses and other.

In September 2000, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc. (“Quantum”), a nonoperating refinery located in Egan, Louisiana, from a related party for $400,000 in timber products plus the assumption of certain liabilities. In February 2003, SFP sold all of its interest in Quantum, including debt to Harold Estes, back to the same related party and received as consideration the related party’s 24.95% minority interest ownership in SFP, which then became a wholly owned subsidiary of the Company (See Note 3).

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	COMPANY AND ORGANIZATIONAL MATTERS INCLUDING LIQUIDITY

Liquidity

In connection with the acquisition of TTI in June 1994, the Company issued a note to the seller, Mr. Harold Estes, President of TTI, in the amount of $10.0 million, due October 31, 1994, which is collateralized by all the capital stock and certain assets of TTI. As of each maturity date, including and since October 31, 1994, Mr. Estes has entered into subsequent agreements with the Company to modify and extend the term of the note. As of September 30, 2003, the Company has a total unpaid principal and interest balance of $24.3 million outstanding to Mr. Estes under this note, which matured on October 31, 2003. Subsequent to October 31, 2003, the Company agreed with Mr. Estes to a further extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate from 9% to 5%. Interest payable to Mr. Estes as of October 31, 2003, totaling approximately $2.1 million, was added to the principal of the refinanced note. As the collateral pledged against the note payable to Mr. Estes represents all of the Company’s ownership of its only continuing operation, Mr. Estes’ foreclosure on such collateral would have an adverse effect on TreeCon Resources, Inc.’s ability to continue as a going concern. Subsequent to year end, the Company paid $2.4 million on the note, all of which was applied to principal.

Subsequent to October 31, 2004, the Company intends to seek an extension of its note payable to Mr. Estes, though no assurances can be made that such extension will be granted to the Company on favorable terms and conditions, if at all. If the Company is not successful in obtaining an extension of the maturity date of this note, the Company does not currently expect to otherwise have the resources necessary to satisfy such obligation.

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

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TTI grants credit to customers, substantially all of whom are located in East Texas or the western portion of Louisiana, which rely on the timber and logging industries for their ability to repay their obligations to TTI. Collateral is generally the equipment sold for amounts due under installment sales contracts.

Revenue Recognition

The Company generally recognizes revenue when products are shipped, which is when title and risk of loss pass to the buyer, or when services are performed, and provides for estimated returns and allowances at the time of sale. However, a portion of the Company’s business relates to the sale of equipment through sales/finance contracts. Revenue is recognized on these accounts using the installment method (See Note 5). Under the installment method, the Company records at the point of sale both a sale and a cost of sale for the total cost of the unit. Gross profit is initially recorded in a deferred profit account and is recognized as proceeds are received, based on the relative percentage of transaction profit to sales price. Interest on sales contracts is recognized on a cash basis due to frequent late payments and periodic repossessions.

Key equipment sales and income information for fiscal 2003, 2002 and 2001 is:

	2003	2002	2001
Equipment sales total	$22,269,901	$20,040,805	$23,385,642
Equipment sales financed	1,395,354	960,098	2,600,413
Income earned on installment basis	672,804	610,834	514,829
Interest income earned on installment notes	352,929	691,330	774,203

Financial Instruments

The fair value of financial instruments is determined by reference to market data and by other valuation techniques as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and in banks.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories of forestry equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

At each of September 30, 2003 and 2002, the Company had raw timber and finished wood products on hand valued at $2.3 million. The Company relies primarily on the construction industry for the ability to sell raw timber and finished wood products.

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

Notes Receivable

The Company periodically makes advances under promissory notes to certain unrelated individuals and corporations. These notes generally have interest rates that range from 8% to 18%, are generally due within one year, and a majority are secured by a variety of marketable collateral, primarily equipment, timber and land. Interest is accrued on notes receivable as long as the Company believes such amounts are collectible, and is included in the note balance. When the Company deems interest uncollectible, interest is no longer accrued until the Company’s opinion about its collectibility changes. Allowances are established if, at the date of valuation, management believes it is probable that a loss exists in the portfolio. The allowance is established based on an evaluation of the individual notes included in the portfolio, payment history, and the related expected credit risk based upon subject collateral, if any. The carrying value of the Company’s notes receivable approximates their fair value.

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

When long-lived asset impairment indicators are present, the Company evaluates impairment of long-lived assets by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded, if any, for the amount by which the carrying value of such assets exceeds their fair values. In 2002, the Company recorded an impairment of approximately $160,000 related to assets of its Quantum Fuel & Refining, Inc. subsidiary, which were held for sale at September 30, 2002 and sold in February 2003 (See Note 3).

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

The carrying amounts of goodwill for the three years ended September 30, 2003 are analyzed as follows:

Goodwill balance, September 30, 2000	$3,895,920
Less: Amortization of Goodwill	(283,340)

Goodwill balance, September 30, 2001	3,612,580
Less: Impairment of Goodwill	(3,612,580)

Goodwill balance, September 30, 2002	—

Goodwill balance, September 30, 2003	$—

A reconciliation of reported income (loss) from continuing operations adjusted to reflect the adoption of SFAS No. 142 is as follows:

	For the Years Ended September 30,
	2003	2002	2001
Reported loss from continuing operations	$(2,846,297)	$(5,698,137)	$(2,620,736)
Add: Goodwill amortization, net of tax	—	—	283,340

Pro-forma loss from continuing operations	$(2,846,297)	$(5,698,137)	$(2,337,396)

Reported per share basic and diluted loss from continuing operations	$(.16)	$(.31)	$(.15)
Add: Goodwill amortization, net of tax	—	—	$.02

Pro-forma per share basic and diluted loss from continuing operations	$(.16)	$(.31)	$(.13)

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s Overhill Farms, Inc. subsidiary was spun off in October 2002 and is presented herein as a discontinued operation (See Note 1). As of September 30, 2002, Overhill Farms, Inc. had approximately $12.2 million in unamortized goodwill, none of which was impaired. Had the Company been accounting for goodwill under SFAS No. 142 for all periods presented, the Company’s income from discontinued operations, net of income taxes, would have increased by approximately $446,000 ($0.03 per basic and diluted share) for fiscal year 2001.

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

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended September 30,
	2003	2002	2001
Numerator:
Net loss attributable to common stockholders	$(2,912,997)	$(4,980,369)	$(1,081,605)

Denominator:
Weighted average shares outstanding	18,615,464	18,615,464	17,845,793

Effect of dilutive warrants	—	—	—
Effect of dilutive options	—	—	—
Weighted average shares outstanding, assuming dilution	18,615,464	18,615,464	17,845,793

Net loss per common share - basic and diluted	$(.16)	$(.27)	$(.06)

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company will continue to review SFAS No. 150; however, it does not expect SFAS 150 to have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. The adoption of FASB Interpretation No. 46 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of a non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the Company’s financial position, results of operations or cash flows.

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations or cash flows.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2000, in exchange for approximately $400,000 of raw timber inventory and the assumption of certain liabilities, SFP acquired all of the outstanding common stock of Quantum Fuel & Refining, Inc. (Quantum) from TTI’s minority partner in SFP. Quantum’s assets primarily consisted of a non-operating refinery in Egan, Louisiana. Liabilities assumed included a $1.0 million note payable to Harold Estes, President of TTI, along with accrued interest payable to Mr. Estes thereon. SFP acquired the assets of Quantum for resale and classified the assets as held for sale since the date of acquisition. In February 2003, SFP sold 100% of the common stock of Quantum, including debt to Harold Estes, back to TTI’s minority partner in SFP, and received in exchange the aforementioned minority partner’s 24.95% ownership interest in SFP, which then became a wholly-owned subsidiary of TTI. The transaction was retroactive to each party as of September 30, 2002.

Based upon the Company’s best estimates as to the values exchanged in the above transaction, the Company recorded a $160,000 impairment loss on the Quantum assets held for sale as of September 30, 2002, which was classified as a component of other income (expenses) in the accompanying consolidated statement of operations for 2002. As of September 30, 2002, assets held for sale related to Quantum of $1,766,264 were classified as current assets in the accompanying consolidated balance sheet. In addition, the Company had $1,596,264 of notes payable and accrued interest payable to Mr. Harold Estes, President of TTI, and $170,000 of other accrued liabilities, all of which related to Quantum and were classified as current liabilities in the accompanying consolidated balance sheet at September 30, 2002.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	ACQUISITIONS AND ASSETS HELD FOR SALE (CONTINUED)

During 2002, SFP acquired certain property and equipment related to a sawmill that was previously being leased by SFP, for approximately $856,000. Approximately $537,000 of the purchase price was allocated to equipment with the remainder being allocated primarily to land and buildings.

During 2002, the Company sold certain real estate assets to a third-party for net proceeds and a related gain of approximately $360,000. The Company has recorded the gain as a component of other income (expense) in the consolidated statement of operations for 2002.

During 2003, TTI purchased approximately 27,000 acres of land and timber from Louisiana Pacific Corporation for approximately $19,415,000 and sold the same property to an unrelated party on the same day. After closing costs and other expenses, TTI recorded a gain of $845,000 on this transaction.

4.	INVESTMENT IN PARTNERSHIPS

During 1999, TTI obtained a 49.9% membership interest in Tony Currie Construction, LLC, (“TCC”), a construction-related company, which is accounted for under the equity method. Historically, the Company periodically sold equipment to TCC at cost, resulting in no profit being recorded in connection with sales financed by TTI. During fiscal 2002, after the incurrence of substantial operating losses, TCC’s activities were substantially reduced and only minimal activity currently exists. As of September 30, 2003, TTI no longer guarantees any of TCC’s outstanding debt, as TCC’s only debt is due to TTI as discussed below.

As of and for the year ended September 30, 2003, based upon the current fiscal year activity of TCC, and an evaluation of the equipment collateral values securing receivables from and guarantees related to TCC, the Company recorded losses in connection with this investment of approximately $280,000. These losses were recorded as an additional reserve against the related party receivables from TCC leaving a balance in long term other assets from TCC of $529,000 as of September 30, 2003.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	INVESTMENT IN PARTNERSHIPS (CONTINUED)

The following tables represent the unaudited condensed balance sheet as of September 30, 2003 and the unaudited condensed statement of operations for the year ended September 30, 2003, of Tony Currie Construction, LLC:

September 30, 2003

Current assets	$2,961
Fixed assets	463,801
Other assets	5,582

Total assets	$472,344

Long term notes payable	1,829,863
Partners’ capital deficiency	(1,357,519)

Total liabilities and partners’ capital deficiency	$472,344

Year ended September 30, 2003

Revenues	$52,343
Operating loss	$(480,512)
Net loss	$(375,472)

The Company has an ownership interest in two unconsolidated real estate partnerships. The total investment in these partnerships at September 30, 2003 of $436,051 is included in other assets. In prior years the Company had guaranteed the debt of these partnerships, which was collateralized by assets of the partnerships. At September 30, 2003, no guarantees were in effect for partnership debts.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	SALES CONTRACTS RECEIVABLE

The Company provides financing to customers on certain equipment sales using installment sales contracts. The following is a summary of the components of the Company’s net investment in these contracts as of September 30, 2003 and 2002 and the related deferred income based on the installment method of income recognition.

	2003	2002
Contracts outstanding	$3,553,212	$8,256,184
Less deferred income	(621,102)	(738,938)

	2,932,110	7,517,246
Less: allowance for doubtful accounts	(195,000)	(207,231)
Less: equity method losses and allowance for doubtful accounts reducing loans to Tony Currie Construction, LLC	—	(1,013,099)

Net investment in sales contracts receivable	$2,737,110	$6,296,916

Of the Company’s net investment in sales contracts receivable, $0 and $1,640,303 of sales contracts receivable as of September 30, 2003 and 2002, respectively are from Tony Currie Construction, LLC, a related party, and are classified as related party receivables as of September 30, 2002, net of equity method losses and allowances for doubtful accounts of $0 and $1,013,099 at September 30, 2003 and 2002, respectively (See Note 4).

The following is a summary of the maturities of the Company’s sales contracts receivable and related deferred income:

Due in Fiscal Year Ended September 30,	Contracts Outstanding	Deferred Income	Net
2004	$2,986,295	$516,523	$2,469,772
2005	445,383	84,618	360,765
2006	110,309	17,614	92,695
2007	11,225	2,347	8,878

	$3,553,212	$621,102	$2,932,110

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.	NOTES RECEIVABLE

The Company had $2,008,960 and $2,192,115 of short-term notes receivable as of September 30, 2003 and 2002, respectively, from unrelated corporations and individuals, net of allowances of $290,000 and $225,098, respectively. There were no long-term notes receivable at September 30, 2003; long-term notes receivable at September 30, 2002, from unrelated corporations and individuals, were $713,468. At September 30, 2003, approximately $952,000 of notes receivable were no longer accruing interest.

During May 2001, the Company accepted a note receivable, collateralized by drilling rig equipment, from an unrelated corporation. The note bears interest at 9% and has been renewed to mature in September 2004. As of September 30, 2003, the note receivable had an unpaid balance of $1,039,000. The Company is currently in discussions with the unrelated corporation to extend the note receivable on substantially the same terms and conditions and believes the subject collateral is sufficient to satisfy the receivable should a default occur.

7.	INVENTORIES

Inventories are summarized as follows:

	September 30,
	2003	2002
Forestry equipment	$6,839,180	$11,127,089
Finished wood products	1,417,931	1,260,892
Unharvested and harvested but unprocessed timber	877,012	1,088,275

	$9,134,123	$13,476,256

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	NOTES PAYABLE

Notes payable consist of the following:

	September 30,
	2003	2002
Note payable to First Bank & Trust (a)	$—	$2,200,000
Note payable to New Holland Credit Corporation (b)	—	2,953,055

	$—	$5,153,055

(a)	TTI has a $5.0 million revolving line of credit with First Bank & Trust East Texas (FB&T) expiring in April 2004, bearing interest at prime (approximately 4.0% at September 30, 2003) and collateralized by certain assets of TTI. The loan agreement with FB&T provides, among other things, that TTI will maintain a debt to equity ratio not to exceed one to one at any time. TTI had no borrowings under this arrangement at September 30, 2003.
(b)	TTI, in its capacity as a dealer in equipment manufactured by New Holland had a floor plan financing arrangement with New Holland Credit Corporation. The floor plan note accrued no interest provided the equipment financed under the note was sold within a predetermined period, typically nine to twelve months from the time TTI took delivery of the equipment. If the equipment was not sold during the predetermined period, interest accrued at prime plus 1.25%. TTI and New Holland terminated this arrangement prior to September 30, 2003, and the remaining balance under this credit facility was liquidated upon the return of the equipment to New Holland.

The weighted average interest rate on short-term borrowings for the year ended September 30, 2003 was approximately 3.54%.

9.	LONG-TERM DEBT

Long-term debt of the Company is summarized as follows:

	September 30,
	2003	2002
Note payable to AgriLand (a)	$660,895	$856,000
Note payable to BancorpSouth (b)	—	923,621
Note payable to BancorpSouth (c)	—	902,807
Various equipment vendors (d)	164,152	—

	825,047	2,682,428
Less current maturities	(284,769)	(1,241,809)

	$540,278	$1,440,619

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	LONG-TERM DEBT (CONTINUED)

(a)	TTI and Harold Estes, President of TTI and a significant stockholder of the Company, jointly and severally, have a note payable to AgriLand, PCA in the original principal amount of $856,000 related to the purchase of the SFP sawmill property and buildings. The note is payable in monthly installments of $20,103, and bears interest at a rate of 6.0%. This note matures on October 1, 2006 and is collateralized by the SFP sawmill property.

(b)	TTI had a term note due to BancorpSouth in the original principal amount of $1.0 million, payable in monthly installments of approximately $31,000 (including interest) through June 2005, bearing interest at a rate of 6.275%. Amounts payable to BancorpSouth under this note were collateralized by a significant portion of TTI’s inventory and real estate and were guaranteed by TreeCon Resources, Inc. This note was repaid during fiscal 2003.

(c)	TTI also had an additional term note due to BancorpSouth in the original principal amount of $1.5 million, payable in monthly installments of approximately $67,000 (including interest) through April 2004, bearing interest at a rate of 5.975%. Amounts payable to BancorpSouth under this note were collateralized by a significant portion of TTI’s inventory and real estate and were guaranteed by TreeCon Resources, Inc. This note was repaid during fiscal 2003.

(d)	TTI also has notes payable to various equipment vendors in total principal amounts of $164,151, payable in aggregate monthly installments of approximately $11,500, including interest at various rates, and maturing through November 2005.

The above obligations mature as follows:

Fiscal Year	Amount
2004	$284,769
2005	277,911
2006	242,364
2007	20,003

10.	NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTY

In connection with the acquisition of TTI in June 1994, the Company initially issued a note to the seller (Mr. Harold Estes, President of TTI) in the amount of $10.0 million, with interest at 8% due October 31, 1994 and collateralized by all the capital stock and certain assets of TTI. As of each maturity date thereafter, Mr. Estes has entered into series of agreements with the Company to modify and extend the term of the note. Effective as of the most recent maturity date on October 10, 2002, the Company and Mr. Estes agreed to a further extension of the maturity date to October 31, 2003, under substantially the same terms and conditions. Consideration for this extension was a cash payment of $70,000 by the Company to Mr. Estes, which is being amortized as additional financing costs over the extension period. As of September 30, 2003 the note had a

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTY (CONTINUED)

total unpaid balance of $24,336,841 (principal of $22,372,928 and accrued interest of $1,963,913), bearing interest at 9% per annum and maturing October 31, 2003. Subsequent to October 31, 2003, we agreed with Mr. Estes to a further extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate to 5% from 9%. Interest payable to Mr. Estes as of October 31, 2003, totaling approximately $2.1 million, will be added to the principal of the refinanced note. See Note 1 for a discussion of liquidity as it relates to this note payable.

See Note 3 for a discussion of additional notes payable and accrued interest payable to Mr. Estes, assumed in connection with the acquisition of Quantum Fuel & Refining, Inc. and eliminated in connection with the sale of Quantum in February 2003.

11.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 50,000,000 authorized shares of $.01 par value preferred stock, with the rights and preferences as designated by the Board of Directors. The Board has designated a total of ten series of preferred stock with various conversion prices, dividend rates and voting rights. All shares of preferred stock generally have a redemption value and liquidation preference of $10 per share and are callable by the Company at 105% of redemption value. No shares of preferred stock are issued or outstanding.

Stock Options

Under the terms of the 1994 Employee Stock Option Plan (as amended) adopted by the Board of Directors in March 1994, the Company reserved a total of 1,750,000 shares of its common stock for issuance to eligible employees of, and consultants to, the Company. The Plan provides for the grant of both incentive stock options (at exercise prices no less than fair value at the date of grant) and non-qualified stock options (at exercise prices as determined by the Compensation Committee of the Board of Directors), that such options may be exercisable as determined by such Committee and that the Plan will expire ten years following its adoption. As of September 30, 2003, options for 775,000 shares were available for future grants under the Plan. Our 1994 Employee Stock Option Plan (as amended), and the options issued pursuant to such plan expired following the September 30, 2003 fiscal year end.

During the year ended September 30, 2001, the exercise price of options to purchase an aggregate of 290,000 shares of the Company’s common stock, which were granted under the Plan during fiscal 1996, was reduced to $0.75 per share from $2.00 per share. No compensation expense was recorded in connection with these repricings since the options were repriced above fair market value.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	STOCKHOLDERS’ EQUITY (CONTINUED)

The above options, held by Messrs. James Rudis, Michael F. Buck, George R. Schrader and William E. Shatley, all of whom were directors of the Company, together with options on an additional 80,000 shares granted to Messrs. Buck and Schrader under the Plan in 1998, and on 293,000 shares granted to Messrs. Rudis and Shatley under individual plans in 1993, were exercised in September 2001. These exercises were accomplished through the issuance of 2-year promissory notes to the Company in an aggregate amount of $497,250, bearing interest at 3.82%, collateralized by the shares issued, which the Company classified as a component of stockholders’ equity. The notes receivable are collateralized solely by the Company’s common stock. Accordingly, the Company follows the variable accounting method for purposes of determining compensation expense with respect these notes. Based upon the measurement dates at each quarter end during the year ended September 30, 2003 and 2002, compensation expense related to these notes receivable arrangements was immaterial and was not recorded.

On October 29, 2002, the Company completed the spin-off of Overhill Farms, Inc. In connection with the spin-off of Overhill Farms, Inc., the Company assigned the notes receivable from Messrs. Rudis and Shatley, having combined principal balances of $392,250, to Overhill Farms, Inc. Subsequent to the spin-off, the trading price of the Company’s common shares, the only collateral against the director notes receivable from Messrs. Buck and Schrader, significantly dropped. Accordingly, based upon its evaluation of the subject collateral, and the recourse provisions of the subject notes, the Company provided a collectibility reserve against the remaining notes receivable from Messrs. Buck and Schrader in the aggregate principal amount of $48,375.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of changes in common stock options during the three years ended September 30, 2003, is as follows:

	Number of Shares	Exercise Price	Weighted Avg. Exercise Price
Outstanding, September 30, 2000	803,000	$0.4375 – 2.00	$1.15

Exercised	(803,000)	$0.4375 – 0.75	$.70

Outstanding, September 30, 2001	—	—	—

Outstanding, September 30, 2002	—	—	—

Outstanding, September 30, 2003	—	—	—

Exercisable, September 30, 2003	—	—	—
Exercisable, September 30, 2002	—	—	—
Exercisable, September 30, 2001	—	—	—

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method specified by SFAS 123. The fair value of options granted during the year ended September 30, 2001 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.99%; no dividends expected to be declared; volatility factor of 0.82; and a weighted average expected life of five years. The effect of applying the fair value method under SFAS 123 to the Company’s stock-based awards would have resulted in a net loss during the years ended September 30, 2003, 2002 and 2001 that is not materially different from amounts reported and would have no effect on reported per share amounts.

Warrants

The Company, since 1997, had warrants outstanding to purchase 500,000 shares of its common stock, exercisable at $1.50 per share. Such warrants expired on September 30, 2002.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	For the Years Ended September 30,
	2003	2002	2001
Continuing Operations:
Current:
Federal	(1,146,122)	$(287,655)	$(1,292,889)
State	—	16,977	46,242

	(1,146,122)	(270,678)	(1,246,647)
Deferred:
Federal	1,146,122	—	2,106,932
State	—	—	—

	1,146,122	—	2,106,932

Total provision (benefit) for continuing operations	—	(270,678)	860,285

Discontinued Operations:
Current:
Federal	—	287,655	1,344,141
State	—	1,600	1,600

		289,255	1,345,741
Deferred:
Federal	—	243,154	(177,932)
State	—	—	—

		243,154	(177,932)

Total provision for discontinued operations	—	532,409	1,167,809

Total provision (benefit) for income taxes	—	$261,731	$2,028,094

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	INCOME TAXES (CONTINUED)

The effective tax rate on income before income taxes from continuing operations differed from the U.S. federal statutory rate for the following reasons:

	For the Years Ended September 30,
	2003	2002	2001
Tax benefit at statutory rate:	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	—	0.2	1.7
Permanent items, primarily goodwill impairment and nondeductible transaction costs of spin-off	—	25.4	5.5
Increase (decrease) in valuation allowance related to net deferred tax assets of continuing operations	34.0	8.7	152.0
Utilization of operating losses to offset income from discontinued operations	—	(4.8)	(76.3)

Effective tax expense (benefit)	0.0%	(4.5)%	48.9%

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	INCOME TAXES (CONTINUED)

The components of deferred tax balances are summarized as follows:

	September 30,
	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$480,219	$387,270
Inventory	38,654	26,868
Accrued expenses	150,896	344,813
Unearned revenues	229,621	—
Capital loss carryforwards	127,653	127,653
Net operating loss carryforwards	3,043,551	1,803,494
AMT and other credit carryforwards	516,324	516,324
Investment in partnerships	548,970	499,676
Other	163,901	218,354

Total deferred tax assets	5,299,789	3,924,452
Valuation allowance	(4,358,707)	(3,534,412)

Deferred tax assets	941,082	390,040

Deferred tax liabilities:
Prepaid expenses	—	(7,340)
Fixed assets	(278,730)	(222,322)
Other	(662,352)	(160,378)

Deferred tax liabilities	(941,082)	(390,040)

Net deferred tax assets (liabilities) of continuing operations	$—	$—
Less: Net deferred tax assets (liabilities) of discontinued operations	—	(98,231)

Total net deferred tax assets (liabilities)	$—	$(98,231)

At September 30, 2003, the Company has federal net operating losses available for carryforward of approximately $9.0 million, expiring beginning in 2018. The net deferred tax liabilities at September 30, 2002 relate to the Company’s discontinued operation. The Company has recorded a valuation allowance against all of its net deferred tax assets that relate to its continuing operations as of September 30, 2003, as it does not believe such amounts are more likely than not to be recoverable given the recent history of operating losses from continuing operations.

Effective October 29, 2002, the Company completed the spin-off of Overhill Farms. Net deferred tax assets (liabilities) of discontinued operations have been presented separately in the above table and are included in net current assets of discontinued operations in the accompanying consolidated balance sheet at September 30, 2002. Deferred tax assets (liabilities) of continuing operations, including amounts related to loss carryforwards, have been determined and presented in the above table and do not reflect the impact, if any, resulting from the spin-off of Overhill Farms.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.	INCOME TAXES (CONTINUED)

During 1999, the federal income tax returns of TTI for the year ended March 31, 1994 and for the stub period ended June 24, 1994 were audited by the Internal Revenue Service (“IRS”). Both of these tax periods were prior to the acquisition of TTI by the Company. In connection with these audits, the IRS assessed TTI with additional taxes of approximately $752,000 for the year ended March 31, 1994. The Company and TTI appealed the IRS decision, and in anticipation of further contesting the matter in District Court, TTI made a cash payment to the IRS of $1,185,000, representing the above tax assessment plus penalties and interest of $433,000. This appeal was denied by the IRS, and TTI sought recovery through District Court proceedings. Based upon the amounts expected to be recovered through protective refund claims filed with the IRS for the tax periods ended March 31, 1992 and June 24, 1994, as well as TTI’s evaluation (based on the advice of counsel) of its remedies through litigation, TTI expensed $300,000 during the fiscal year ended September 30, 1999, representing amounts considered not recoverable.

During the fiscal year ended September 30, 2003, TTI settled its dispute with the IRS. Under the compromise settlement, (a) TTI received a refund of approximately $786,000 of amounts paid to the IRS and (b) agreed to stop reporting sales of forestry equipment under the installment method for tax purposes. Subsequently, TTI received an additional refund of $32,000 during year-ended September 30, 2003 and $75,000 after year end which represented full payment of the receivable balance. The agreement for TTI to cease reporting sales of forestry equipment under the installment method creates a timing difference between when profit is recognized for financial statement and income tax purposes. The Company recorded a deferred tax liability on the changes in the deferred revenue account for the period from the IRS audit until the end of September 30, 2003 and a deferred tax asset on the ending balance of deferred revenue at September 30, 2003.

13.	COMMITMENTS AND CONTINGENCIES

Commitments

Rent expense was approximately $97,000, $448,000 and $326,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

TTI relies on two suppliers for the majority of its new units and parts. As of September 30, 2003, TTI had commitments to purchase inventory from these suppliers amounting to approximately $3,804,000.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

TTI guarantees on behalf of various customers certain lines of credit with banks and financial institutions. The portion of the credit lines guaranteed ranges from zero to 100% on a customer-by-customer basis. At September 30, 2003, TTI’s guarantees totaled approximately $1,305,000 on total customer indebtedness of approximately $8,945,000. TTI receives a fee, in the form of interest participation, on certain of the notes upon which it is contingently liable. This fee is recognized as interest income on the accrual basis and is usually held by the institution to meet reserve requirements. Funds held in escrow by the lenders amounting to approximately $537,000 at September 30, 2003, are included in the consolidated balance sheet as restricted cash and are fully offset by the Company’s reserve for credit guarantees.

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

On June 5, 2002, the Ninth Circuit rendered a decision that affirmed several of the trial court’s rulings, but reversed other rulings and remanded portions of the case for further proceedings in the District Court. On remand, the case was set for trial to commence in March 2003. In the days immediately prior to the scheduled trial date, the defendants offered to settle all claims advanced in the litigation in consideration of an aggregate payment of $13,000. In June 2003, the defendants paid $13,000 to the plaintiffs collectively, and the lawsuit was dismissed with prejudice.

The Company and its subsidiaries are involved in certain legal actions and claims arising in the ordinary course of business. However, management believes (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company’s financial position, results of operations or cash flows.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS

See Note 3 for discussion of transactions between TTI’s minority partner in SFP and TTI related to Quantum Fuel & Refining, Inc.

See Note 4 for a discussion of transactions between TTI and Tony Currie Construction, LLC, a construction-related company in which TTI owns a 49.9% membership interest and accounts for under the equity method. During the fiscal years ended September 30, 2003, 2002 and 2001, TTI recorded sales of approximately $0, $0 and $517,000 to Tony Currie Construction, respectively. Additionally, during the fiscal years ended September 30, 2003, 2002 and 2001, TTI recorded income from the sale of equipment to and interest income on receivables from Tony Currie Construction of $0, $0 and $94,000, respectively.

In connection with the purchase of TTI, TTI acquired a note receivable from an officer of TTI. The note has been renewed and extended each year since issuance, is currently due in 2007 and is collateralized by marketable securities. As of September 30, 2003 and 2002, the balance outstanding was $338,000 and $374,533, respectively, and the note has been classified as a noncurrent related party receivable. Unsecured receivables from other employees totaled $125,800 at September 30, 2003.

The father of TTI’s former 25% minority partner in SFP is a former officer of SFP. As of September 30, 2003 and 2002, the Company had total receivables of $337,000 and $683,000, respectively, from this former officer of SFP or from companies owned or controlled by such former officer. The Company’s receivables from the former officer, as of September 30, 2003, consisted of an unsecured note receivable of $153,000 from the former officer and an unsecured note receivable of $184,000 from a company owned by the aforementioned former officer. As of September 30, 2003, the Company does not believe the interest on these notes to be collectible and accordingly, is no longer recording accrued interest.

As of September 30, 2003 and 2002, the Company provided allowances for doubtful accounts of approximately $0 and $345,000, respectively against all related party receivables as of those dates. The Company expects remaining amounts due under related party receivables to be realized either by collection or through the related collateral.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

Other assets include an insurance premium receivable from Mr. Harold Estes representing insurance premiums paid by TTI on his behalf. As of September 30, 2003 and 2002, the insurance premium receivable was approximately $600,000.

See Notes 3 and 10 for discussion of the notes payable to Mr. Harold Estes, President of TTI.

See Note 9 for discussion of the issuance of the Company’s and Mr. Estes’ issuance, jointly and severally, of a note payable to AgriLand, PCA in the original principal amount of $856,000 related to the purchase of the SFP sawmill properties.

See Note 11 for discussion of options exercised in 2001 by directors of the Company in consideration for notes receivable.

15.	EMPLOYEE BENEFIT PLAN

TTI adopted a discretionary profit sharing plan in 1986. In order to participate in the plan, an employee must be at least 21 years of age, have been employed by TTI at least one year and be a full-time employee. Vesting begins in the third year of employment and increases each year until full vesting is achieved in the seventh year. The plan is administered by an independent third party. Trustees for the plan are the officers of TTI. The maximum contribution is the lesser of 15% of eligible salaries or net income plus retained earnings. Profit sharing expense for the years ended September 30, 2003, 2002 and 2001 was approximately $70,000, $66,000 and $107,000, respectively.

16.	DISCONTINUED OPERATIONS

Overhill Farms, Inc.

In August 2001, the Company’s Board of Directors approved a plan to spin off all of the Company’s shares of Overhill Farms to the holders of the Company’s common stock. The transaction to effect the spin-off was completed on October 29, 2002 and resulted in the issuance, expected to be a tax free dividend to the Company’s stockholders, of one share of Overhill Farms common stock for each two shares of the Company’s common stock owned as of September 30, 2002, the record date as established by the Board.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	DISCONTINUED OPERATIONS (CONTINUED)

The operations of Overhill Farms have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the period ended October 29, 2002 and for the years ended September 30, 2002 and 2001 and are summarized as follows:

	For the Period Ended	For Its Years Ended
	October 29, 2002	September 29, 2002	September 30, 2001
Net revenues	$11,091,000	$138,119,000	$162,158,000
Gross profit	1,553,000	22,621,000	28,516,000
Operating income	371,000	7,298,000	9,483,000
Income (loss) before income taxes	(95,000)	1,698,000	3,409,000
Net income (loss)	$(57,000)	$1,030,000	$2,242,000

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	DISCONTINUED OPERATIONS (CONTINUED)

The Company’s investment in Overhill Farms was reclassified as net current assets and as net long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2002. The net assets of Overhill Farms as of that date, and, after deducting amounts allocable to the minority owner and warrant holder, the Company’s net investment in Overhill Farms is summarized as follows:

September 30, 2002
Assets:
Current assets	$33,652,434
Property, plant and equipment, net of accumulated depreciation	9,170,516
Other assets	16,194,632

Total assets	59,017,582

Liabilities
Current liabilities	17,158,930
Long term debt, net	36,507,041

53,665,971

Net assets of Overhill Farms	5,351,611
Net assets allocable to minority owner and warrant holder	(5,320,043)

Net investment	$31,568

Through October 29, 2002, the date of the spin-off, the Company was a guarantor of long-term debt outstanding at Overhill Farms, Inc. In connection with the spin-off, the Company was released from all guarantees related to Overhill Farms.

In connection with the spin-off, the Company assigned to Overhill Farms notes receivable from former officers/directors in the aggregate principal amount of $392,250, and Overhill Farms assumed responsibility for payment of certain spin-off related costs and expenses amounting to approximately $233,000.

The Company did not record a loss on the disposition of Overhill Farms to shareholders on October 29, 2002 as the fair value of the net assets distributed exceeded their carrying value.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17.	APPROVAL OF SHAREHOLDER RIGHTS PLAN

On November 13, 2001, the Board of Directors approved a Shareholder Rights Plan, which was to have been implemented in coordination with the then proposed distribution by the Company of all of its shares of common stock of Overhill Farms to the shareholders of the Company. The Shareholder Rights Plan was adopted to provide protection to shareholders in the event of an unsolicited attempt to acquire the Company. The Board of Directors did not implement this plan.

18.	INFORMATION BY INDUSTRY SEGMENT

The Company’s business is concentrated in the East Texas forestry industry with operations in the segments described below.

Equipment, Parts and Service. The equipment, parts and service segment operates equipment dealerships, which sell major units, parts and repair services and finances the sale of industrial and commercial timber and logging equipment in East Texas and western Louisiana. Customers range from small logging operations to large integrated timber related operations.

Timber and Wood Products. The timber and wood products segment includes sawmill operations and the treatment and sale of lumber products.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

18.	INFORMATION BY INDUSTRY SEGMENT (CONTINUED)

	September 30, 2003
	Equipment, Parts and Service	Timber and Wood Products	Total
Net Sales:
Sales to unaffiliated customers	$28,386,276	$12,960,962	$41,347,238

Operating income (loss)	$(1,663,755)	$832,757	$(830,998)

General corporate expenses			(737,781)
Interest expense			(2,281,728)
Interest income and other			1,004,210

Loss from continuing operations before income taxes			$(2,846,297)

Identifiable assets:
Segment assets	$22,771,358	$5,688,410	$28,459,768

Corporate assets			191,698
Eliminations			—

Total assets			$28,651,466

Capital expenditures, net:
Segment	$109,807	$698,434	$808,241

Corporate			—

Total capital expenditures, net			$808,241

Depreciation and amortization:
Segment	$338,746	$351,585	$690,331

Corporate			64,167

Total depreciation and amortization			$754,498

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

18.	INFORMATION BY INDUSTRY SEGMENT (CONTINUED)

	September 30, 2002
	Equipment, Parts and Service	Timber and Wood Products	Total
Net Sales:
Sales to unaffiliated customers	$27,579,100	$11,120,548	$38,699,648

Operating income (loss)	$(3,577,703)	$763,622	$(2,814,081)

General corporate expenses			(920,588)
Interest expense			(2,026,584)
Interest income and other			(207,562)

Loss from continuing operations before income taxes			$(5,968,815)

Identifiable assets:
Segment assets	$32,294,922	$5,427,591	$37,722,513

Corporate assets			17,295,842
Eliminations			—

Total assets			$55,018,355

Capital expenditures, net:
Segment	$107,671	$1,307,867	$1,415,538

Corporate			—

Total capital expenditures, net			$1,415,538

Depreciation and amortization:
Segment	$481,845	$120,571	$602,416

Corporate			1,211

Total depreciation and amortization			$603,627

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

18.	INFORMATION BY INDUSTRY SEGMENT (CONTINUED)

	September 30, 2001
	Equipment, Parts and Service	Timber and Wood Products	Total
Net Sales:
Sales to unaffiliated customers	$32,591,941	$10,703,603	$43,295,544

Operating income	$237,271	$433,488	$670,759

General corporate expenses			(789,595)
Interest expense			(2,405,665)
Interest income and other			764,051

Loss from continuing operations before income taxes			$(1,760,450)

Identifiable assets:
Segment assets	$41,943,475	$5,486,549	$47,430,024

Corporate assets			17,728,815
Eliminations			33,942

Total assets			$65,192,781

Capital expenditures, net:
Segment	$309,117	$395,277	$704,394

Corporate			—

Total capital expenditures, net			$704,394

Depreciation and amortization:
Segment	$763,422	$156,150	$919,572

Corporate			2,500

Total depreciation and amortization			$922,072

No customer accounted for more than 10% of the Company’s sales in fiscal 2003, 2002 or 2001.

TREECON RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Year Ended September 30, 2003
	December 31	March 31	June 30	September 30
Net revenues	$9,701,303	$9,192,796	$10,120,493	$12,332,646
Gross profit	1,657,422	1,413,678	1,262,468	1,432,277
Operating income (loss)	(326,619)	(147,810)	(237,189)	(857,161)
Income (loss) from continuing operations	(959,305)	(672,785)	59,354	(1,273,561)
Discontinued operations	(66,700)	—	—	—
Net income (loss)	$(1,026,005)	$(672,785)	$59,354	$(1,273,561)

Net income (loss) per common share	$(.06)	$(.04)	$—	$(.07)

	For the Year Ended September 30, 2002
	December 31	March 31	June 30	September 30
Net revenues	$8,777,235	$10,574,659	$8,397,763	$10,949,991
Gross profit	2,125,176	2,131,251	1,981,649	1,046,925
Operating income (loss)	359,784	262,387	101,372	(4,608,212)
Income (loss) from Continuing operations	(129,437)	(216,781)	(224,658)	(5,127,261)
Discontinued operations	(2,153)	32,876	127,390	559,655
Net income (loss)	$(131,590)	$(183,905)	$(97,268)	$(4,567,606)

Net income (loss) per common share	$(.01)	$(.01)	$—	$(.25)

In the fourth quarter of fiscal year 2002, the Company recorded a goodwill impairment charge of approximately $3.6 million.

TREECON RESOURCES, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summary Balance Sheets

	September 30,
	2003	2002
Current assets:
Cash	$40,081	$635,014
Prepaid expenses and other	55,053	164,565
Net current assets of discontinued operations	—	16,493,504

Total current assets	95,134	17,293,083
Property and equipment	—	20,191
Less accumulated depreciation	—	(20,191)

	—	—
Noncurrent assets:
Tax receivable from subsidiary	6,245,792	6,318,759
Other assets (primarily investment in subsidiaries, net of advances from subsidiaries)	19,478,609	19,506,674

Total assets	$25,819,535	$43,118,516

Current liabilities:
Note payable and accrued interest payable to related party	$24,336,841	$—
Accounts payable	299,929	447,617
Accrued expenses	109,086	99,670
Deferred income taxes	612,747	709,311

Total current liabilities	25,358,603	1,256,598
Noncurrent liabilities:
Note payable and accrued interest payable to related party	—	22,332,614
Net noncurrent liabilities related to discontinued operations	—	16,461,936

Total liabilities	25,358,603	40,051,148

Stockholders’ equity:
Common stock	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(27,824,802)	(24,777,741)
Notes receivable	(56,625)	(497,250)

Total stockholders’ equity	460,932	3,067,368

	$25,819,535	$43,118,516

See note to condensed financial information of registrant.

TREECON RESOURCES, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Summary Statements of Operations

	For the Years Ended September 30,
	2003	2002
Net revenues	$—	$—
Cost of sales	—	—

Gross profit	—	—

Selling, general and administrative expenses	737,781	920,588

Operating loss	(737,781)	(920,588)

Other income (expense):
Interest expense	(2,067,147)	(1,471,247)
Interest income and other	—	80,000

Total other expense	(2,067,147)	(1,391,247)

Loss from continuing operations before income taxes and equity in net income of subsidiaries	(2,804,928)	(2,311,835)

Income taxes (benefit)	15,063	(427,622)

Loss from continuing operations before equity in net loss of subsidiaries	(2,819,991)	(1,884,213)

Equity in net loss of subsidiaries	(26,306)	(3,813,924)

Loss from continuing operations	(2,846,297)	(5,698,137)

Discontinued operations, net of income taxes	(66,700)	717,768

Net loss	$(2,912,997)	$(4,980,369)

See note to condensed financial information of registrant.

TREECON RESOURCES, INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

	For the Years Ended September 30,
	2003	2002
Cash flow provided by (used in) operating activities:
Loss from continuing operations	$(2,846,297)	$(5,698,137)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	64,167	1,211
Equity in loss of subsidiary	26,306	3,813,924
Interest accrual on note payable to related party	2,004,227	1,471,247
Provision for doubtful accounts	264,355	—
Taxes related to subsidiaries	15,063	(419,450)
Income tax refund	57,904	—
Cash expenses related to discontinued operations	(9,548)	(386,285)
Changes in:
Prepaid expenses and other	(256,024)	(53,777)
Accounts payable and accrued expenses	84,914	166,197

Net cash provided by (used in) operating activities	(594,933)	(1,105,070)

Cash flows provided by (used in) investing and financing activities:
Cash received from Overhill Farms, Inc.	—	950,000
Proceeds received on notes receivable	—	600,000

Net cash provided by (used in) investing and financing activities	—	1,550,000

Net increase (decrease) in cash	(594,933)	444,930
Cash at beginning of year	635,014	190,084

Cash at end of year	$40,081	$635,014

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

TREECON RESOURCES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Year Ended September 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,831,935	$1,101,847	(1)	$2,411,782	(4)	$522,000

Year Ended September 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,659,871	$1,510,264	(1)	$1,338,200	(3)	$1,831,935

Year Ended September 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,578,359	$541,764		$460,252	(2)	$1,659,871

(1)	Includes $279,789 in 2003 and $1,013,099 in 2002 of equity in the loss of Tony Currie Construction and related bad debt expense, which is collectively reserved against related party sales contracts receivable (See Note 4). Also includes $215,980 pertaining from an attorney who performed services for Overhill Farms, Inc. and the Company (see note 1) and $48,375 pertaining to directors Messrs. Buck and Schrader notes (see note 11)
(2)	Uncollectible accounts written off, net of recoveries
(3)	Reversal of $1,000,000 reserve on note collected ($600,000 collected and credited to discontinued operations and $400,000 written off against reserve) and uncollectible accounts written off, net of recoveries ($338,200)
(4)	Includes uncollectible accounts written off, net of recoveries ($854,539), application of reserve applied against $1,292,888 of related party receivables from Tony Currie Construction, leaving a receivable balance of $529,000 classified as Other Long Term Assets at September 30, 2003 (See Note 4).