Form 10-Q
period 2003-12-31
TREECON RESOURCES INC
filed 2004-07-26
CIK 748212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

TREECON RESOURCES, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2003

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash	$2,513,957	$2,562,705
Receivables, net of allowance for doubtful accounts of $490,800 and $490,800
Trade accounts	1,792,490	2,190,003
Sales contracts	2,347,029	2,295,723
Notes	3,339,680	2,008,960
Related parties	119,568	716,057
Inventories	10,141,119	9,134,123
Prepaid expenses and other	904,212	1,045,110

Total current assets	21,158,055	19,952,681

Property and equipment, at cost
Land	658,930	658,930
Buildings and improvements	5,105,790	5,083,791
Machinery, equipment and other	2,243,154	2,269,734

	8,007,874	8,012,455

Accumulated depreciation	(3,368,865)	(3,234,682)

	4,639,009	4,777,773

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $31,200 and $31,200
Sales contracts	447,052	441,387
Related parties	338,000	338,000
Restricted cash	535,455	537,209
Other	2,456,287	2,507,852

	3,776,794	3,824,448

Total assets	$29,573,858	$28,554,902

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	December 31, 2003	September 30, 2003
	(Unaudited)	(Note 2)
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable and accrued interest to related party	$24,109,319	24,336,841
Accounts payable	2,003,413	845,939
Accrued expenses and other	1,730,372	1,548,934
Current maturities of long-term debt	278,542	284,769

Total current liabilities	28,121,646	27,016,483

Long-term debt, net of current portion	467,232	540,278
Reserve for credit guarantees	535,455	537,209

Total liabilities	29,124,333	28,093,970

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(27,836,209)	(27,824,802)
Notes receivable from officers and directors	(56,625)	(56,625)

Total stockholders’ equity	449,525	460,932

Total liabilities and shareholders’ equity	$29,573,858	$28,554,902

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002
Net revenues	$11,401,087	$9,701,303
Cost of sales	9,531,162	8,043,881

Gross profit	1,869,925	1,657,422

Selling, general and administrative expenses	1,519,253	1,984,041

Operating income (loss)	350,672	(326,619)

Other income (expenses):
Interest expense	(389,499)	(583,910)
Interest income and other	27,420	(48,776)

Total other expenses	(362,079)	(632,686)

Loss from continuing operations before income taxes	(11,407)	(959,305)
Income tax benefit	—	—

Loss from continuing operations	(11,407)	(959,305)
Discontinued operations, net of income taxes	—	(66,700)

Net loss	$(11,407)	$(1,026,005)

Net loss per share, basic and diluted	$—	$(.05)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002
Operating Activities:
Loss from continuing operations	$(11,407)	$(959,305)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	176,930	181,144
Provision for doubtful accounts	48,458	275,242
Interest accrual on notes to related party	372,478	498,192
Loss on investment in limited liability company	11,419	19,453
Cash expenses related to discontinued operations	—	(9,548)
Changes in:
Accounts and sales contracts receivable	301,199	703,855
Inventories	(1,006,996)	(988,920)
Prepaid expenses and other	175,211	3,713
Accounts payable	1,157,474	335,136
Accrued expenses and other	181,438	(245,522)

Net cash provided by (used in) operating activities	1,406,204	(186,560)

Investing Activities:
Capital expenditures, net	(32,333)	(570,393)
Notes and other receivables	(749,581)	(298,200)
Receivables from related parties	6,235	(113,848)

Net cash used in investing activities	(775,679)	(982,441)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002
Financing Activities:
Net borrowings (principal payments) on line of credit arrangements	$—	$185,441
Proceeds from borrowings on long-term debt	—	174,146
Principal payments on related party note payable	(600,000)	—
Principal payments on long-term debt	(79,273)	(621,564)

Net cash used in financing activities	(679,273)	(261,977)

Net increase (decrease) in cash	(48,748)	(1,430,978)
Cash at beginning of period	2,562,705	2,327,766

Cash at end of period	$2,513,957	$896,788

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$10,768	$60,536
Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:

On October 31, 2003, the Company determined that two customers were no longer related parties, and therefore reclassified amounts due from them to accounts and sales contracts receivable ($9,000) and current notes receivable ($581,000) from related party receivables. The customers had previously been considered related parties because they had owned minority interests in Southern Forest Products and Wood Forest Products. Wood Forest Products ceased operations during fiscal year ended September 30, 2003. The Company purchased the minority interest in Southern Forest Products effective September 30, 2002.

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

December 31, 2003

(Unaudited)

1.	NATURE OF BUSINESS AND ORGANIZATIONAL MATTERS

TreeCon Resources, Inc., formerly Overhill Corporation and Polyphase Corporation (the “Company”), is a holding company that, through its subsidiaries, currently operates in forestry and timber related businesses. These operations are conducted through the Company’s wholly owned subsidiary Texas Timberjack, Inc. (“Timberjack” or “TTI”) and TTI’s subsidiaries Southern Forest Products, LLC (“SFP”) and Wood Forest Products, LLC (“WFP”). “). The operations of WFP ceased during fiscal 2003. Through these entities, the Company distributes, leases and provides financing for industrial and logging equipment and is also engaged in the harvesting and processing of timber products.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, a nonrecurring adjustment was made for the quarter ended December 31, 2002 to recognize a valuation allowance on parent company notes receivable from two former directors of the Company and from an attorney who performed services for the Company and Overhill Farms, Inc. in the past. This adjustment reduced the carrying amount of the notes to the fair market value of the underlying collateral. The net effect of the adjustment was to reduce assets and increase SG&A expenses by $176,000. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004 or for any other period.

The condensed consolidated balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

3.	INVENTORIES

Inventories are summarized as follows:

	December 31, 2003	September 30, 2003
Forestry equipment	$7,416,254	$6,839,180
Finished wood products	1,236,748	1,417,931
Unharvested and harvested but unprocessed timber	1,488,117	877,012

	$10,141,119	$9,134,123

4.	PER SHARE DATA

The following table sets forth the calculation of net loss per share for the periods presented:

	For the Three Months Ended December 31,
	2003	2002
Numerator:
Loss from continuing operations	$(11,407)	$(959,305)

Discontinued operations	—	(66,700)

Net loss attributable to common shareholders	$(11,407)	$(1,026,005)

Denominator:
Denominator for basic earnings per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings loss per share	18,615,464	18,615,464

Net loss per share – basic and diluted:
Continuing operations	$—	$(.05)
Discontinued operations	—	—

	$—	$(.05)

No dilutive securities were outstanding during the three months ended December 31, 2003 and 2002.

5.	INVESTMENT IN LIMITED LIABILITY COMPANY

TTI has a 49.9% ownership in a construction related limited liability company (the “LLC”), which is accounted for under the equity method. TTI’s initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack’s cost of acquiring the related equipment. During fiscal 2002, the LLC’s activities were substantially reduced and only minimal activity currently exists. The net related party receivable from the LLC, included in long term other assets, decreased $55,000 to $474,000 during the three months ended December 31, 2003. Additionally, we recorded a loss of approximately $11,000 related to TTI’s investment in the LLC during the three months ended December 31, 2003.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the impact of competitive products and pricing;

•	market conditions, and weather patterns that may affect the cost of timber as well as the market for our equipment;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	market demand for new and existing products;

•	other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission, including those described in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2003, and

•	the “Risk Factors Related to our Business and Industry” described below.

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

Note Payable to Related Party. We currently owe a related party (Mr. Harold Estes) $24,109,319 for a note payable that matures on October 31, 2004. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on this collateral would have an adverse effect on our ability to continue as a going concern.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in the notes to the audited financial statements that are included in our annual report on Form 10-K for the year ended September 30, 2003.

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

Our estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively attainable. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, we believe our allowances for doubtful receivables are fairly stated as of December 31, 2003.

Inventories. Inventories of forestry equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

Impairment of Long-Lived Assets. When long-lived asset impairment indicators are present, we evaluate impairment of long-lived assets in accordance with SFAS No. 144 by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded for the amount, if any, by which the carrying value of such assets exceeds their fair values. Projections of undiscounted cash flows inherently involve management’s subjective estimates and assumptions regarding future expected operating results. Actual results could differ from management estimates

Income Taxes. We record deferred income taxes using the liability method to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or not management believes such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of December 31, 2003, we have recorded a valuation allowance against all of our net deferred tax assets that relate to our continuing operations as we currently believe such amount is not likely to be recoverable given our recent history of operating losses.

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

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Net Revenues. Net revenues for the three months ended December 31, 2003 increased $1,700,000 (17.5%) to $11,401,000 from $9,701,000 for the three months ended December 31, 2002. The increase in revenues resulted from revenue increases at both our business segments – Equipment and Timber Products.

The Equipment segment’s net revenues were $7,720,000 the first quarter of fiscal 2004 as compared to $7,301,000 for the first quarter of fiscal 2003, an increase of $419,000 (5.7%). The increase in net revenues for the period was impacted by increases in equipment sales ($549,000) and parts sales ($45,000). This increase in sales was partially offset by declines in service revenues ($29,000) and interest from sales contracts ($40,000), as well as the effect of additional trade in allowances ($106,000). The continued strong market for timber products, especially oriented strand board (OSB) and dimensional lumber, contributed to the overall higher revenues in the Equipment segment during the quarter ended December 31, 2003.

Net revenues for our Timber segment were $3,681,000 for the first quarter of fiscal 2004 as compared to $2,400,000 for the first quarter of fiscal 2003, an increase of $1,281,000 (53.4%). This increase was principally the result of an increase in lumber sales and an increase in market price. Demand for SFP’s large timber product line increased from the first quarter of fiscal 2003 and management increased production to meet the increased demand. During the current quarter, the sawmill operated extended hours to increase production in order to take advantage of increased prices for larger, longer length timbers. Wet weather and a resulting lack of raw materials caused a decreased supply and increased price in the market for these timbers.

Gross Profit. Gross profit for the first quarter of fiscal 2004 increased $213,000 (12.9%) to $1,870,000 from $1,657,000 for the first quarter of fiscal 2003. This increase is due mostly to improvement of the timber segment gross profit from $434,000 (18.1% of revenues) for the quarter ended December 31, 2002 to $743,000 (20.2% of revenues) for the current quarter, an increase of $309,000. The timber segment gross margin improved due to increased market prices and as a result of efficiencies achieved by working the saw mill extended hours. The equipment segment gross profit declined from $1,223,000 (16.8% of revenues) for the quarter ended December 31, 2002 to $1,127,000 (14.6% of revenues) for the same quarter in the current year, a decrease of $96,000. Although net revenues at our equipment segment increased $419,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, the equipment segment gross profit margin declined due to changes in the product mix in this unit. Most of the increase in equipment unit net revenue was in new equipment sales, which experiences the most competitive pressure and lowest profit margin. We also accepted more trade-in allowances during the current period, which decreases profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the first quarter of fiscal 2004 decreased $465,000 (23.4%) to $1,519,000 (13.3% of net revenues) from $1,984,000 (20.5% of net revenues) for the first quarter of fiscal 2003. Part of the decrease was due to a reduction of legal expenses incurred in connection with the defense of our class action lawsuit during the first quarter fiscal 2003. Also during the first quarter of 2003, in connection with the completion of the spin-off of Overhill Farms, we provided for reserves of $176,000 against notes receivable from two of our directors and from an attorney who performed services for us in the past.

Operating Income. Operating income increased $677,000 (207.4%) to $351,000 for the first quarter of fiscal 2004 from a loss of $327,000 for the first quarter fiscal 2003. The improvement in operating income is the result of an increase in sales and gross profit as well as a decrease in SG&A as noted above. We intend to manage our cost structure with increased emphasis on increasing gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expenses. Total other income/expenses for the first quarter of fiscal 2004 improved $271,000 (42.8%) from the first quarter fiscal 2003. This change is largely due to a $194,000 decrease in interest expense, which resulted from the refinancing of Harold Estes’ note and the resulting reduction of the interest rate to 5% from 9% during the first quarter fiscal 2004.

Net Loss. The net result for the first quarter of fiscal 2004 was a loss of $11,000 ($.00 per share) as compared to a loss of $1,026,000 ($.05 per share) for the first quarter of fiscal 2003.

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

Improvement in our operating results may not continue should the East Texas timber market soften, or if the supply of large timbers and decking increases and causes prices to fall. Market conditions and weather patterns may affect the cost of timber, as well as the market for our equipment. Our business may also suffer other adverse changes, such as the impact of competitive products and pricing.

Liquidity and Capital Resources

Historically, principal sources of liquidity are cash flows from operations, cash balances and additional financing capacity. Our cash and cash equivalents decreased by $49,000 to $2,514,000 during the first quarter of fiscal 2004, as compared to an decrease of $1,431,000 during the first quarter of fiscal 2003.

During the first quarter of fiscal 2004, our operating activities resulted in a provision of cash of approximately $1,406,000, as compared to cash used of $187,000 during the first quarter of fiscal 2003. During the current period, operating losses were offset by noncash expenses, resulting in the overall provision of cash by operating activities. The primary use of cash during the quarter results from a $1,007,000 increase in inventories, which was more than offset by cash provided by an increase in accounts payable of $1,157,000. As of December 31, 2003, we had a working capital deficit of approximately $6,964,000, resulting from the reclassification to current liabilities during the December 31, 2002 quarter of the Company’s note payable and accrued interest to Mr. Estes, which has now been renewed through October 2004.

During the first quarter of fiscal 2004, our investing activities resulted in a use of cash of approximately $776,000, as compared to a use of cash of $982,000 during the first quarter of fiscal 2003. Our use of cash in the current period resulted from capital expenditures of $32,000 by TTI, together with an increase of $750,000 in notes receivable. This was offset by $6,000 source of funds from a reduction of related party receivables during the quarter ended December 31, 2003.

During the first quarter of fiscal 2004, our financing activities resulted in a use of cash of approximately $679,000, as compared to cash used of $262,000 during the first quarter of fiscal 2003. The use of cash in the current period resulted from repayments on long-term debt of $79,000, and principal payments on the note to Mr. Estes of $600,000.

We believe that funds available to us from operations and existing capital resources will be adequate for our operating and capital requirements for at least the next twelve months. Our note payable to Mr. Harold Estes had a balance as of December 31, 2003 of $23.9 million, plus accrued interest, and will mature on October 31, 2004. This is a renewal of a note that matured on October 31, 2003. Subsequent to October 31, 2003, we agreed with Mr. Estes to an extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate to 5% from 9%. Interest payable to Mr. Estes as of October 31, 2003, which totaled approximately $2.1 million, was added to the principal of the refinanced note. Principal payments of $600,000 were made during the quarter ended December 31, 2003. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would have a material adverse effect on our ability to continue as a going concern.

Following is a summarization of our contractual obligations at December 31, 2003:

Future debt maturities at December 31, 2003:

Fiscal Year
Remainder of 2004	$205,495
2005	24,387,230
2006	242,364
2007	20,003
2008	—

Total	$24,855,092

Other contractual obligations at December 31, 2003:

In addition to the contractual obligations mentioned above, at December 31, 2003, we had open purchase orders for equipment to be delivered in the subsequent quarter totaling approximately $1,182,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations. We are not currently subject to interest rate risk on variable interest rate obligations as of December 31, 2003. However, we are subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of December 31, 2003, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $98,000.

We do not own, nor do we have an interest in, any other market risk sensitive instruments.

Item 4. Controls and Procedures

The Company was late in filing its Form 10-Q reports for the quarters ended December 31, 2002, March 31, 2003, and June 30, 2003, its Form 10-K report for the fiscal year ended September 30, 2003, and its Form 10-Q report for the quarter ended December 31, 2003. At the time such reports were due, the Company had a different Board of Directors and Chief Executive Officer. The current Board of Directors and Chief Executive Officer were appointed and elected in March, 2004.

The spin-off of Overhill Farms in October 2002 and the concurrent resignation of William Shatley, the Company’s Chief Financial Officer at the time, left the Company with only its Chief Executive Officer, who remained with the Company without pay to aid in transition, two additional Board Members and no paid employees. The CEO subsequently resigned in

December 2003. This shortage of personnel and the resignation of the Company’s auditors in November 2003 prevented the Company from filing the reports in a timely manner. The Company was without outside auditors until March, 2004 when Langley, Williams and Co., L.L.C. was engaged, and at which time the Company was able to gather the information necessary to complete and file the late reports.

The information gathered included a note dated November 1, 2002 from an attorney who had performed work for Overhill Farms, Inc. and the Company. The $262,350 note is secured by an unperfected lien on 86,000 shares of Overhill Farms Inc. stock, a former subsidiary of the Company that was spun off in October 2002. The Company has written down the note to the value of the stock. In evaluating the Company’s controls and procedures, management concluded that the controls and procedures that allowed the loan evidenced by the note to be made were not adequate. The letter to the Audit Committee included in the Report to the Board of Directors issued by Langley, Williams & Co., L.L.C. in connection with the audit of the Company’s financial statements for the fiscal year ended September 30, 2003 also mentions this loan and states that the auditors concluded that the controls and procedures that allowed the loan to be made without proper authorization were not adequate. Since that time the Company has implemented enhanced control measures. These measures have included instituting Board approval procedures for loans and other significant actions and increasing controls on bank accounts.

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

During the quarter ended December 31, 2003, we filed two reports on Form 8-K. The first was a Form 8-K filed on November 17, 2003, reporting the termination of the auditor-client relationship with Ernst & Young. On December 15, 2003, we filed a Form 8-K/A, which amended the November 17, 2003 Form 8-K to provide a letter from Ernst & Young regarding the termination of the auditor-client relationship with the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREECON RESOURCES, INC.
(Registrant)

Date: July 22, 2004	By:	/s/ Mike Boatman
Mike Boatman
President and Chief Executive Officer (principal executive officer)

Date: July 22, 2004	By:	/s/ Mike Boatman
Mike Boatman
principal financial officer

EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Number	Description
31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopt ed Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002