Form 10-Q
period 2004-03-31
TREECON RESOURCES INC
filed 2004-07-26
CIK 748212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of June 14, 2004, there were 18,615,464 shares of the issuer’s common stock, $.01 par value, outstanding.

TREECON RESOURCES, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

	March 31, 2004	September 30, 2003
	(Unaudited)	(Note 2)
Current assets:
Cash	$2,427,932	$2,562,705
Receivables, net of allowance for doubtful accounts of $527,183 and $490,800
Trade accounts	1,781,257	2,190,003
Sales contracts	2,186,117	2,295,723
Notes	2,877,376	2,008,960
Related parties	107,778	716,057
Inventories	9,208,081	9,134,123
Prepaid expenses and other	1,137,792	1,045,110

Total current assets	19,726,333	19,952,681

Property and equipment, at cost
Land	658,930	658,930
Buildings and improvements	5,162,256	5,083,791
Machinery, equipment and other	2,202,322	2,269,734

	8,023,508	8,012,455
Accumulated depreciation	(3,413,431)	(3,234,682)

	4,610,077	4,777,773

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $31,200 and $31,200
Sales contracts	416,403	441,387
Related parties	—	338,000
Restricted cash	538,154	537,209
Other	2,269,228	2,507,852

	3,223,785	3,824,448

Total assets	$27,560,195	$28,554,902

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity

	March 31, 2004	September 30, 2003
	(Unaudited)	(Note 2)
Current liabilities:
Notes payable and accrued interest to related party	$23,499,458	$24,336,841
Accounts payable	1,354,619	845,939
Accrued expenses and other	1,665,719	1,548,934
Current maturities of long-term debt	82,708	284,769

Total current liabilities	26,602,504	27,016,483

Long-term debt, net of current portion	39,560	540,278
Reserve for credit guarantees	538,154	537,209

Total liabilities	27,180,218	28,093,970

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(27,567,757)	(27,824,802)
Notes receivable from officers and directors	(394,625)	(56,625)

Total stockholders’ equity	379,977	460,932

Total liabilities and shareholders’ equity	$27,560,195	$28,554,902

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Net revenues	$10,323,467	$9,192,796
Cost of sales	8,314,037	7,779,118

Gross profit	2,009,430	1,413,678

Selling, general and administrative expenses	1,486,508	1,561,488

Operating income (loss)	522,922	(147,810)

Other income (expenses):
Interest expense	(300,089)	(564,665)
Interest income and other	45,619	39,690

Total other expenses	(254,470)	(524,975)

Income (loss) from continuing operations before income taxes	268,452	(672,785)

Income tax expense	—	—

Income (loss) from continuing operations	268,452	(672,785)

Discontinued operations, net of income taxes	—	—

Net income (loss)	$268,452	$(672,785)

Net income (loss) per share, basic and diluted	$.01	$(.04)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended March 31,
	2004	2003
Net revenues	$21,724,554	$18,894,099
Cost of sales	17,845,199	15,822,999

Gross profit	3,879,355	3,071,100
Selling, general and administrative expenses	3,005,761	3,545,529

Operating income (loss)	873,594	(474,429)

Other income (expenses):
Interest expense	(689,588)	(1,148,575)
Interest income and other	73,039	(9,086)

Total other expenses	(616,549)	(1,157,661)

Income (loss) from continuing operations before income taxes	257,045	(1,632,090)

Income tax benefit	—	—

Income (loss) from continuing operations	257,045	(1,632,090)

Discontinued operations, net of income taxes	—	(66,700)

Net income (loss)	$257,045	$(1,698,790)

Net income (loss) per share, basic and diluted	$.01	$(.09)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2004	2003
Operating Activities:
Income (loss) from continuing operations	$257,045	$(1,632,090)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	337,926	369,782
Provision for doubtful accounts	87,492	275,242
Interest accrual on notes to related party	662,617	994,687
Loss on investment in limited liability company	58,813	51,481
Cash expenses related to discontinued operations	—	(9,548)
Changes in:
Accounts and sales contracts receivable	464,959	2,206,664
Inventories	(73,958)	867,978
Prepaid expenses and other	81,296	663,154
Accounts payable	508,680	(236,127)
Accrued expenses and other	116,785	(410,013)

Net cash provided by operating activities	2,501,655	3,141,210

Investing Activities:
Capital expenditures, net	(164,397)	(646,791)
Notes and other receivables	(287,277)	(209,916)
Receivables from related parties	18,025	(96,635)

Net cash used in investing activities	(433,649)	(953,342)

The accompanying notes are an integral part

of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended March 31,
	2004	2003
Financing Activities:
Net borrowings (principal payments) on line of credit arrangements	$—	$(1,981,836)
Proceeds from borrowings on long-term debt	—	174,146
Principal payments on related party note payable	(1,500,000)	—
Principal payments on long-term debt	(702,779)	(1,828,803)

Net cash used in financing activities	(2,202,779)	(3,636,493)

Net decrease in cash	(134,773)	(1,448,625)
Cash at beginning of period	2,562,705	2,327,766

Cash at end of period	$2,427,932	$879,141

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$17,993	$111,655
Income taxes	$—	$—

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

(Unaudited)

Supplemental Schedule of Noncash Investing and Financing Activities (continued):

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, a nonrecurring adjustment was made for the quarter ended December 31, 2002 to recognize a valuation allowance on parent company notes receivable from two former directors of the Company and from an attorney who performed services for the Company and Overhill Farms, Inc. in the past. This adjustment reduced the carrying amount of the notes to the fair market value of the underlying collateral. The net effect of the adjustment was to reduce assets and increase SG&A expenses by $176,000. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004, or for any other period.

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

3.	INVENTORIES

Inventories are summarized as follows:

	March 31, 2004	September 30, 2003
Forestry equipment	$7,603,403	$6,839,180
Finished wood products	1,107,558	1,417,931
Unharvested and harvested but unprocessed timber	497,120	877,012

	$9,208,081	$9,134,123

4.	PER SHARE DATA

The following table sets forth the calculation of net earnings (loss) per share for the periods presented:

	For the Three Months Ended March 31,
	2004	2003
Numerator:
Income (loss) from continuing operations	$268,452	$(672,785)
Discontinued operations	—	—

Net income (loss) attributable to common shareholders	$268,452	$(672,785)

Denominator:
Denominator for basic earnings per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings (loss) per share	18,615,464	18,615,464

Net earnings (loss) per share – basic and diluted:
Continuing operations	$.01	$(.04)
Discontinued operations	—	—

Net earnings (loss) per share	$.01	$(.04)

4.	PER SHARE DATA (CONTINUED)

	For the Six Months Ended March 31,
	2004	2003
Numerator:
Income (loss) from continuing operations	$257,045	$(1,632,090)
Discontinued operations	—	(66,700)

Net income (loss) attributable to common shareholders	$257,045	$(1,698,790)

Denominator:
Denominator for basic earnings per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings (loss) per share	18,615,464	18,615,464

Net earnings (loss) per share – basic and diluted:
Continuing operations	$.01	$(.09)
Discontinued operations	—	—

Net earnings (loss) per share	$.01	$(.09)

No dilutive securities were outstanding during the three and six months ended March 31, 2004 and 2003.

5.	INVESTMENT IN LIMITED LIABILITY COMPANY

TTI has a 49.9% ownership in a construction related limited liability company (the “LLC”), which is accounted for under the equity method. TTI’s initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack’s cost of acquiring the related equipment. During fiscal 2002, the partnership’s activities were substantially reduced and only minimal activity currently exists. The net related party receivable from the LLC, included in long term other assets, decreased $212,000 to $317,000 during the six months ended March 31, 2004. Additionally, we recorded a loss of approximately $59,000 related to TTI’s investment in the LLC during the six months ended March 31, 2004.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations or beliefs, including, but not limited to, statements concerning our operations and financial performance and condition. For this purpose, statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future company actions, which may be provided by management, are also forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, and actual results may differ materially depending on a variety of important factors, including, among others:

•	the impact of competitive products and pricing;

•	market conditions, and weather patterns that may affect the cost of timber as well as the market for our equipment;

•	changes in our business environment, including actions of competitors and changes in customer preferences, as well as disruptions to our customers’ businesses;

•	the occurrence of acts of terrorism, such as the events of September 11, 2001, or acts of war;

•	changes in governmental laws and regulations, including income taxes;

•	market demand for new and existing products;

•	other factors as may be discussed in this report and other reports we file with the Securities and Exchange Commission, including those described in Item 7 of our annual report on Form 10-K for the fiscal year ended September 30, 2002.

•	the “Risk Factors Related to our Business and Industry” described below.

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

Note Payable to Related Party. We currently owe a related party (Mr. Harold Estes) $23,499,458 for a note payable that matures October 31, 2004. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on this collateral would have an adverse effect on our ability to continue as a going concern.

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

Our estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively attainable. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, we believe our allowances for doubtful receivables are fairly stated as of March 31, 2004.

Inventories. Inventories of forestry equipment are valued at the lower of cost or market or, in the case of repossessed and used equipment, net realizable value, based upon the specific identification method. Inventories of raw timber and finished wood products are stated at the lower of average cost or market.

Impairment of Long-Lived Assets. When long-lived asset impairment indicators are present, we evaluate impairment of long-lived assets in accordance with SFAS No. 144 by projecting undiscounted cash flows of the related assets over the remaining estimated useful lives of such assets. If undiscounted cash flow projections are insufficient to recover the carrying value of the long-lived assets under review, impairment is recorded for the amount, if any, by which the carrying value of such assets exceeds their fair values. Projections of undiscounted cash flows inherently involve management’s subjective estimates and assumptions regarding future expected operating results. Actual results could differ from management estimates

Income Taxes. We record deferred income taxes using the liability method to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or not management believes such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of March 31, 2004, we have recorded a valuation allowance against all of our net deferred tax assets that relate to our continuing operations as we currently believe such amount is not likely to be recoverable given our recent history of operating losses.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Revenues. Net revenues for the three months ended March 31, 2004 increased $1,131,000 (12.3%) to $10,323,467 from $9,193,000 for the three months ended March 31, 2003. The increase in revenues resulted from revenue increases at both our business segments – Equipment and Timber Products.

The Equipment segment’s net revenues were $6,574,000 for the second quarter of fiscal 2004 as compared to $6,504,000 for the second quarter of fiscal 2003, an increase of $70,000. The increase in net revenues was impacted by increases in equipment sales ($170,000) and service revenues ($20,000). This increase was partially offset by a decrease in parts revenues ($120,000). Although we experienced a strong lumber market during this quarter, our revenue growth was modest due to wet weather.

Our Timber segment’s net revenues were $3,750,000 for the second quarter of fiscal 2004 as compared to $2,688,000 for the second quarter of fiscal 2003, an increase of $1,061,000. During the second quarter of fiscal 2003, the sawmill was closed for approximately three weeks because of a log shortage due to rainy weather. This caused our production to decline substantially, which in turn resulted in a decline in our revenues for the previous quarter. Sales for the quarter ended March 31, 2004 were higher than normal due to increased production levels to take advantage of increased prices for larger, longer length timbers. Wet weather and a resulting lack of raw materials caused a decreased supply and increased market price for these timbers during the quarter ended March 31, 2004.

Gross Profit. Gross profit for the second quarter of fiscal 2004 increased $596,000 to $2,009,000 from $1,414,000 for the second quarter of fiscal 2003. This increase is due to improvements at both the Equipment unit and the Timber unit. The Equipment unit’s gross profit margin increased $230,000 to $1,338,000 for the second quarter fiscal 2004 from $1,108,000 for the second quarter fiscal 2003. During the second quarter of fiscal 2003, we made a decision to wholesale our slower moving inventory, which contributed to the reduced Equipment unit’s gross profit in the prior quarter. The Timber unit’s gross profit increased $366,000 to $671,000 for the three months ended March 31, 2004 from $305,000 for the three months ended March 31, 2003. This increase was caused by a temporary shutdown of the mill due to poor weather conditions during the second quarter of the previous year, which caused production efficiencies to decline, resulting in an increase in the cost of the lumber manufactured.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the second quarter of fiscal 2004 declined $75,000 (4.8%) to $1,487,000 (14.4% of net revenues) from $1,561,000 (17.0% of net revenues) for the second quarter of fiscal 2003. SG&A declined $97,000 in the parent company, although the operating unit SG&A increased $22,000 from the same period in 2003. This reduction in cost is due to the closing of the corporate office in Addison, Texas and the assignment of parent company functions to Texas Timberjack personnel.

Operating Income. Operating income increased $671,000 (454%) to $523,000 for the second quarter of fiscal 2004 from a loss of $148,000 for the second quarter fiscal 2003. The improvement in operating income is the result of an increase in the gross profit margin and slightly lower SG&A. We intend to continue to reduce SG&A and manage our cost structure with increased emphasis on increasing gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expenses. Total other income/expenses for the second quarter of fiscal 2004 improved $271,000 from the second quarter fiscal 2003. This improvement was mostly due to a decline in interest expense of $265,000 (46.8%) to $300,000 for the quarter ended March 31, 2004 from $565,000 for the same quarter in the prior year. This reduction in cost resulted from the refinancing of Harold Estes’ note during the first quarter of fiscal year 2004 and the resulting reduction of the interest rate to 5% from 9%. Interest expense on other debt also declined due to a reduction in the average principal outstanding.

Net Loss. The net result for the second quarter of fiscal 2004 was income of $268,000 ($.01 per share) as compared to a loss of $673,000 (($.04) per share) for the second quarter of fiscal 2003.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Net Revenues. For the six months ended March 31, 2004, net revenues increased $2,831,000 (15.0%) to $21,725,000 as compared to $18,894,000 for the six months ended March 31, 2003.

Our Equipment unit reported a $488,000 increase in revenues to $14,294,000 for the six months ended March 31, 2004 from $13,806,000 for the six months ended March 31, 2003. This increase is primarily due to increases in sales of equipment ($619,000). This increase was partially offset by decreases in parts revenue ($75,000), service revenue ($9,000), and interest from sales contracts ($47,000). A continued strong market for timber products, especially oriented strand board (OSB) and dimensional lumber, contributed to the overall higher revenues in the Equipment segment during the six months ended March 31, 2004.

Our Timber segment reported an increase in revenues of $2,343,000 to $7,431,000 for the six months ended March 31, 2004 from $5,088,000 for the comparable period in 2003. This increase is due to higher market prices, combined with increased production and sales.

Gross Profit. Gross profit for the six months ended March 31, 2004 increased $808,000 to $3,879,000 from $3,071,000 for the comparable period in 2003. Gross profit as a percentage of net revenues increased to 17.9% in 2004 as compared to 16.3 % for the same period in 2003. The gross profit increase was primarily from the Timber segment. The timber operations were able to operate more efficiently during the current period because there was no shut down due to rainy weather.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the six months ended March 31, 2004 decreased $540,000 to $3,006,000 (13.8% of net revenues) from $3,546,000 (18.8% of net revenues) for the comparable period in 2003. SG&A declined approximately $29,000 in the operating units during the six month period, while the parent company SG&A declined $511,000 from the same period in 2003. Part of the decrease was due to a reduction of legal expenses during the first quarter fiscal 2003 incurred in connection with the defense of our class action lawsuit. Also during the first quarter of 2003, in connection with the completion of the spin-off of Overhill Farms, we provided for reserves of $176,000 against notes receivable from two of our directors and from an attorney who performed services for us in the past. Also contributing to the reduction in cost was the closing of the corporate office in Addison, Texas and the assignment of parent company functions to Texas Timberjack personnel.

Other Income/Expenses. Total other income/expenses during the six months ended March 31, 2004, consisting primarily of interest expense, decreased to $617,000, as compared to $1,158,000 for the six months ended March 31, 2003, a decrease of $541,000 (46.7%). This improvement was mostly due to a decline in interest expense of $459,000 (40.0%) to $690,000 for the six months ended March 31, 2004 from $1,149,000 for the same period in the prior year. This reduction in cost resulted from the refinancing of Harold Estes’ note during the first quarter of fiscal year 2004 and the resulting reduction of the interest rate to 5% from 9%. Interest expense on other debt also declined due to a reduction in the average principal outstanding.

Net Income/Loss. The net result for the six months ended March 31, 2004 was a net income of $257,000 ($.01 per share) as compared to a net loss of $1,699,000 ($.09 per share) for the comparable period in the prior year.

We currently expect to improve on our operating results, primarily through (a) improving gross margins achieved by raising our pricing structure on equipment sales (b) growing revenues on profitable equipment lines (c) increasing production and cost efficiencies at the sawmill operations (d) reducing raw timber inventory costs at the sawmill operations (e) reducing SG&A expenses in both segments and (f) pursuing profitable investments relating to the timber industry.

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

Liquidity and Capital Resources

Historically, principal sources of liquidity are cash flows from operations and additional financing capacity. Our cash and cash equivalents decreased by $135,000 during the first six months of fiscal 2004, as compared to a decrease of $1,449,000 during the first quarter of fiscal 2003.

During the first six months of fiscal 2004, our operating activities resulted in cash provided of $2,502,000, as compared to cash provided of $3,141,000 during the first six months of fiscal 2003. During the current period, cash provided resulted primarily from operating income ($257,000), noncash expenses ($1,147,000), reduction in accounts receivable ($465,000), increase in accounts payable ($509,000), and increase in accrued expense and other liabilities ($117,000). Changes in inventories and prepaid expenses and other assets generally offset. As of March 31, 2004, we had a working capital deficit of approximately $6,876,000, resulting from the reclassification to current liabilities during the first six months of fiscal 2003 of our note and accrued interest to Mr. Estes, which has now been renewed through October 2004.

During the first six months of fiscal 2004, our investing activities resulted in a use of cash of approximately $434,000, as compared to a use of cash of $953,000 during the first half of fiscal 2003. Our use of cash in the current period resulted from capital expenditures of $165,000, together with an increase of $287,000 in notes receivable. This was offset by an $18,000 source of funds from a reduction of related party receivables during the six months ended March 31, 2004.

During the first six months of fiscal 2004, our financing activities resulted in a use of cash of approximately $2,203,000, as compared to a use of cash of $3,636,000 during the first six months of fiscal 2003. The use of cash in the current period resulted from repayments on long-term debt of $703,000 and principal payments on the note to Mr. Estes of $1,500,000.

We believe that funds available to us from operations and existing capital resources will be adequate for our operating and capital requirements for at least the next twelve months. Our note payable to Mr. Harold Estes has a balance as of March 31, 2004 of $23.0 million, plus accrued interest, and matures on October 31, 2004. This is a renewal of a note that matured on October 31, 2003. Subsequent to October 31, 2003, we agreed with Mr. Estes to a further extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate to 5% from 9%. Interest payable to Mr. Estes as of October 31, 2003, totaling approximately $2.1 million, was added to the principal of the refinanced note. Principal payments of $1.5 million were made during the six months ended March 31, 2004. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would have a material adverse effect on our ability to continue as a going concern.

Following is a summarization of our contractual obligations at March 31, 2004:

Future debt maturities at March 31, 2004:

Fiscal Year
Remainder of 2004	$68,001
2005	23,553,725
2006	—
2007	—
2008	—

Total	$23,621,726

Other contractual obligations at March 31, 2004:

In addition to the contractual obligations mentioned above, at March 31, 2004, we had open purchase orders for equipment to be delivered in the subsequent quarter totaling approximately $880,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations. We are not currently subject to interest rate risk on variable interest rate obligations as of March 31, 2004. However, we are subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of March 31, 2004, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $64,000.

We do not own, nor do we have an interest in, any other market risk sensitive instruments.

Item 4. Controls and Procedures

The Company was late in filing its Form 10-Q reports for the quarters ended December 31, 2002, March 31, 2003, and June 30, 2003, its Form 10-K report for the fiscal year ended September 30, 2003, and its Form 10-Q report for the quarter ended December 31, 2003. During the time that these reports were due, the Company had a different Board of Directors and Chief Executive Officer. The current Board of Directors and Chief Executive Officer were appointed and elected in March, 2004. The Company was also late in filing this Form 10-Q report for the quarter ended March 31, 2004.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

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