Form 10-Q
period 2004-06-30
TREECON RESOURCES INC
filed 2004-08-13
CIK 748212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐     No  ☒

As of August 10, 2004, there were 18,615,464 shares of the issuer’s common stock, $.01 par value, outstanding.

TREECON RESOURCES, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

	June 30, 2004	September 30, 2003
	(Unaudited)	(Note 2)
Current assets:
Cash	$2,427,334	$2,562,705
Receivables, net of allowance for doubtful accounts of $547,416 and $763,691
Trade accounts	1,757,299	2,190,003
Sales contracts	3,456,831	2,295,723
Notes	1,998,609	2,008,960
Related parties	91,771	716,057
Inventories	8,739,347	9,134,123
Prepaid expenses and other	1,077,899	1,045,110

Total current assets	19,549,090	19,952,681

Property and equipment, at cost
Land	658,930	658,930
Buildings and improvements	5,184,406	5,083,791
Machinery, equipment and other	2,210,754	2,269,734

	8,054,090	8,012,455
Accumulated depreciation	(3,578,973)	(3,234,682)

	4,475,117	4,777,773

Other assets:
Noncurrent receivables, net of allowance for doubtful accounts of $31,044 and $37,735
Sales contracts	380,687	441,387
Related parties	—	338,000
Restricted cash	541,316	537,209
Other	2,052,085	2,507,852

	2,974,088	3,824,448

Total assets	$26,998,295	$28,554,902

The accompanying notes are an integral part of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity

	June 30, 2004	September 30, 2003
	(Unaudited)	(Note 2)
Current liabilities:
Notes payable and accrued interest to related party	$22,879,241	$24,336,841
Accounts payable	1,369,308	845,939
Accrued expenses and other	1,458,252	1,548,934
Current maturities of long-term debt	74,493	284,769

Total current liabilities	25,781,294	27,016,483
Long-term debt, net of current portion	24,784	540,278
Reserve for credit guarantees	541,316	537,209

Total liabilities	26,347,394	28,093,970

Shareholders’ equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 18,615,464 shares	186,155	186,155
Paid-in capital	28,156,204	28,156,204
Accumulated deficit	(27,296,833)	(27,824,802)
Notes receivable from officers and directors	(394,625)	(56,625)

Total stockholders’ equity	650,901	460,932

Total liabilities and shareholders’ equity	$26,998,295	$28,554,902

The accompanying notes are an integral part of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
Net revenues	$11,268,217	$10,120,493
Cost of sales	9,443,128	8,858,025

Gross profit	1,825,089	1,262,468

Selling, general and administrative expenses	1,384,028	1,499,657

Operating income (loss)	441,061	(237,189)

Other income (expenses):
Interest expense	(288,606)	(544,099)
Interest income and other	118,469	840,642

Total other income (expenses)	(170,137)	296,543

Income before income taxes	270,924	59,354
Income tax expense	—	—

Net income	$270,924	$59,354

Net earnings per share, basic and diluted	$0.01	$—

The accompanying notes are an integral part of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended June 30,
	2003	2003
Net revenues	$32,992,771	$29,014,592
Cost of sales	27,288,327	24,681,024

Gross profit	5,704,444	4,333,568

Selling, general and administrative expenses	4,389,789	5,045,186

Operating income (loss)	1,314,655	(711,618)

Other income (expenses):
Interest expense	(978,194)	(1,692,674)
Interest income and other	191,508	831,556

Total other expenses	(786,686)	(861,118)

Income (loss) from continuing operations before income taxes	527,969	(1,572,736)

Income tax benefit	—	—

Income (loss) from continuing operations	527,969	(1,572,736)

Discontinued operations, net of income taxes	—	(66,700)

Net income (loss)	$527,969	$(1,639,436)

Net earnings (loss) per share, basic and diluted	$.03	$(.09)

The accompanying notes are an integral part of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2004	2003
Operating Activities:
Income (loss) from continuing operations	$527,969	$(1,572,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	503,468	553,724
Provision for doubtful accounts	109,648	411,142
Interest accrual on notes to related party	942,400	1,496,700
Loss on investment in limited liability company	71,636	175,337
Gain on asset sales	—	(870,185)
Cash expenses related to discontinued operations	—	(9,548)
Changes in:
Accounts and sales contracts receivable	(768,237)	2,298,036
Inventories	394,776	1,702,106
Prepaid expenses and other	345,509	563,806
Accounts payable	523,369	(386,400)
Accrued expenses and other	(90,682)	(332,200)

Net cash provided by operating activities	2,559,856	4,029,782

Investing Activities:
Capital expenditures, net	(194,979)	(688,944)
Notes and other receivables	591,490	(119,679)
Receivables from related parties	34,032	(353,652)
Proceeds from asset sales	—	870,185

Net cash provided by (used in) investing activities	430,543	(292,090)

The accompanying notes are an integral part of these condensed financial statements.

TREECON RESOURCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended June 30,
	2004	2003
Financing Activities:
Net principal payments on line of credit arrangements	$—	$(3,116,522)
Proceeds from borrowings on long-term debt	—	174,146
Principal payments on related party note payable	(2,400,000)	—
Principal payments on long-term debt	(725,770)	(1,975,978)

Net cash used in financing activities	(3,125,770)	(4,918,354)

Net increase (decrease) in cash	(135,371)	(1,180,662)
Cash at beginning of period	2,562,705	2,327,766

Cash at end of period	$2,427,334	$1,147,104

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$26,831	$135,914
Income taxes	$—	$—

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

During the quarter ended December 31, 2002, the Company completed the spin-off of its subsidiary, Overhill Farms, Inc., and recorded a charge against retained earnings (accumulated deficit) of approximately $134,000, representing the Company’s net investment in Overhill Farms at the time of distribution.

The accompanying notes are an integral part of these condensed financial statements.

TREECON RESOURCES, INC.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

June 30, 2004

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Additionally, a nonrecurring adjustment was made for the quarter ended December 31, 2002 to recognize a valuation allowance on parent company notes receivable from two former directors of the Company and from an attorney who performed services for the Company and Overhill Farms, Inc. in the past. This adjustment reduced the carrying amount of the notes to the fair market value of the underlying collateral. The net effect of the adjustment was to reduce assets and increase SG&A expenses by $176,000. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004, or for any other period.

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

3.	INVENTORIES

Inventories are summarized as follows:

	June 30, 2004	September 30, 2003
Forestry equipment	$7,359,130	$6,839,180
Finished wood products	1,147,749	1,417,931
Unharvested and harvested but unprocessed timber	232,468	877,012

	$8,739,347	$9,134,123

4.	PER SHARE DATA

The following table sets forth the calculation of net income (loss) per share for the periods presented:

	For the Three Months Ended June 30,
	2004	2003
Numerator:
Income from continuing operations	$270,924	$59,354
Discontinued operations	—	—

Net income attributable to common shareholders	$270,924	$59,354

Denominator:
Denominator for basic earnings per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings (loss) per share	18,615,464	18,615,464

	For the Three Months Ended June 30,
	2004	2003
Net earnings per share – basic and diluted:
Continuing operations	$0.01	$—
Discontinued operations.	—	—

Net earnings per share	$0.01	$—

	For the Nine Months Ended June 30,
	2004	2003
Numerator:
Income (loss) from continuing operations	$527,969	$(1,572,736)
Discontinued operations	—	(66,700)

Net income (loss) attributable to common shareholders	$527,969	$(1,639,436)

Denominator:
Denominator for basic earnings (loss) per share – Weighted average shares	18,615,464	18,615,464

Effect of dilutive securities:
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings (loss) per share	18,615,464	18,615,464

Net earnings (loss) per share – basic and diluted:
Continuing operations	$0.03	$(.09)
Discontinued operations	—	—

Net earnings (loss) per share	$0.03	$(.09)

No dilutive securities were outstanding during the three and nine months ended June 30, 2004 and 2003.

5.	INVESTMENT IN LIMITED LIABILITY COMPANY

TTI has a 49.9% ownership in a construction related limited liability company (the “LLC”), which is accounted for under the equity method. TTI’s initial capital investment in the LLC was nominal, and its investment in the LLC is comprised primarily of related party receivables arising from operating advances and financed equipment sales to the LLC, with such sales being transacted primarily at Texas Timberjack’s cost of acquiring the related equipment. During fiscal 2002, the LLC’s activities were substantially reduced and only minimal activity currently exists. The net related party receivable from the LLC, included in long term other assets, decreased $386,000 to $143,000 during the nine months ended June 30, 2004. Additionally, we recorded a loss of approximately $72,000 related to TTI’s investment in the LLC during the nine months ended June 30, 2004.

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

Risk Factors Related to Our Business and Industry

The Company is subject to various risks which could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this report as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

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

Note Payable to Related Party. We currently owe a related party (Mr. Harold Estes) $22,879,000 for a note payable that matures October 31, 2004 and related accrued interest. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on this collateral would have an adverse effect on our ability to continue as a going concern.

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

Our estimates involve a significant amount of judgment, particularly with respect to notes receivable, which are subject to various forms of collateral for which fair value is often not objectively attainable. Actual results could differ adversely from management estimates resulting in additional losses on receivables over and above the reserves provided. However, we believe our allowances for doubtful receivables are fairly stated as of June 30, 2004.

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

Income Taxes. We record deferred income taxes using the liability method to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances, if any, are established against deferred tax assets based upon whether or not management believes such assets are more likely than not to be recovered, which is a subjective determination based upon considerations of available positive and negative evidence. As of June 30, 2004, we have recorded a valuation allowance against all of our net deferred tax assets that relate to our continuing operations as we currently believe such amount is not likely to be recoverable given our recent history of operating losses.

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

Results of Operations

Three months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Revenues. Net revenues for the three months ended June 30, 2004 increased $1,148,000 (11.3%) to $11,268,000 from $10,120,000 for the three months ended June 30, 2003. The increase in revenues resulted from revenue increases at both the Equipment segment and the Timber segment.

The Equipment segment’s net revenues were $7,313,000 for the third quarter of fiscal 2004 as compared to $6,739,000 for the third quarter of fiscal 2003, an increase of $574,000 (8.5%). The increase in sales was a result of improvements in unit sales ($724,000) and trade in allowances ($284,000), which were partially offset by a decline in parts sales ($321,000) and slight declines in service sales and interest income from sales contracts. The continued strong market for timber products, especially oriented strand board (OSB) and dimensional lumber, contributed to the overall higher revenues in the Equipment segment during the quarter ended June 30, 2004.

Timber net revenues were $3,955,000 for the third quarter of fiscal 2004 as compared to $3,381,000 for the third quarter of fiscal 2003, an increase of $574,000 (17.0%). The improvement in sales was due to a continued strong demand for larger, longer length timbers during the current quarter.

Gross Profit. Gross profit for the third quarter of fiscal 2004 increased $563,000 (44.6%) to $1,825,000 from $1,262,000 for the third quarter of fiscal 2003. The Timber unit’s gross profit increased $125,000 (17.1%) from $727,000 for the three months ending June 30, 2003 to $852,000 for the three months ending June, 2004, with the gross profit as a percent of revenues remaining unchanged at 21% . The Equipment unit’s gross profit margin increased $438,000 to $973,000 (13.3% of net revenues) for the third quarter fiscal 2004 from $535,000 (7.9% of net revenues) for the third quarter fiscal 2003. The increased gross profit in the Equipment segment is due to improved demand for forestry equipment. We also accepted fewer trade-in allowances, which increased profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the third quarter of fiscal 2004 declined $116,000 (7.7%) to $1,384,000 (12.3% of net revenues) from $1,500,000 (14.8% of net revenues) for the third quarter of fiscal 2003. This improvement is mostly due to lower bad debt expense experienced in the operating units.

Operating Income. Operating income improved $678,000 (286.0%) to income of $441,000 for the third quarter of fiscal 2004 from a loss of $237,000 for the third quarter fiscal 2003. The increase in operating income is the result of increases in the gross profit margin in both operating segments, as well as a decrease in SG&A expenses. We intend to manage our cost structure with increased emphasis on maintaining gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expense. Total other income/expense for the third quarter of fiscal 2004 declined $467,000 (157.4%) to net expense of $170,000 for the third quarter of fiscal 2004 from net income of $297,000 for the third quarter of fiscal 2003. This change is mostly due to a gain on the sale of timber and land totaling $845,000 experienced in the third quarter of fiscal 2003. There was no comparable gain in the third quarter of 2004. Interest and other income increased $138,000 (700.0%) for the quarter, from $19,000 net expense for the third quarter of 2003 to $118,000 net income for the comparable quarter in 2004. The improvement in interest and other income during the quarter ended June 31, 2004 was primarily due to reduced losses related to Timberjack’s 49.9% investment in a construction company accounted for on the equity method. For the third quarter fiscal 2003, Timberjack recorded a loss of $124,000 related to Timberjack’s investment in the company as compared to a $13,000 loss for the third quarter fiscal 2004, an improvement of $111,000 (853.8%). Interest expense decreased $255,000 (47.0%) from $544,000 for the third quarter of 2003 to $289,000 for the same quarter in 2004. This reduction in cost resulted from the refinancing of Harold Estes’ note during the first quarter of fiscal year 2004 and the resulting reduction of the interest rate to 5% from 9%. Interest expense on other debt also declined due to a reduction in the average principal outstanding.

Net Income. The net result for the third quarter of fiscal 2004 was income of $271,000 ($0.01 per share) as compared to income of $59,000 ($0.00 per share) for the third quarter of fiscal 2003.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Net Revenues. For the nine months ended June 30, 2004, revenues increased $3,978,000 (13.7%) to $32,993,000 as compared to $29,015,000 for the nine months ended June 30, 2003. The increase in revenues resulted from revenue increases at both the Equipment segment and the Timber segment.

The Equipment segment recognized a $1,062,000 (5.1%) increase in revenues from $20,545,000 for the nine months ended June 30, 2003 to $21,607,000 for the nine months ended June 30, 2004. This increase is due to improvements in unit sales ($1,411,000) and trade in allowances ($216,000), partially offset by declines in parts revenue ($396,000), service revenue ($89,000) and interest income from sales contracts ($80,000). A continued strong market for timber products, especially oriented strand board (OSB) and dimensional lumber, contributed to the overall higher revenues in the Equipment segment during the nine months ended June 30, 2004.

The Timber segment reported a $2,917,000 increase in revenues from $8,469,000 for the nine months ended June 30, 2003 to $11,386,000 for the comparable period in 2004. During the second quarter of fiscal 2003, wet weather caused the sawmill to close for three weeks and reduced the revenues earned in the previous period. In addition, the Timber segment has increased production levels to take advantage of increased prices for larger, longer length timbers. Wet weather and a resulting lack of raw materials caused a decreased supply and increased market price for these timbers during the nine months ended June 30, 2004.

Gross Profit. Gross profit for the nine months ended June 30, 2004 increased $1,371,000 (31.6%) to $5,704,000 from $4,334,000 for the comparable period in 2003. Gross profit as a percentage of net revenues increased to 17.3% in 2004 as compared to 14.9% for the same period in 2003. The Timber segment was able to operate more efficiently because there was no shut down due to rainy weather. The Equipment segment gross profit margin increased due to continued strong demand for forestry equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended June 30, 2004 decreased $655,000 to $4,390,000 (13.3% of revenues) from $ 5,045,000 (17.4 % of revenues) for the comparable period in 2003. Due to a concerted effort to reduce personnel and operating expenses, SG&A declined approximately $145,000 in the operating units during the nine month period, when compared with the same period in 2003. In addition, parent company SG&A decreased $510,000 (93.6%) from the same period in 2003. The decrease in parent company expenses was partly due to a reduction of legal expenses during the first quarter fiscal 2003 incurred in connection with the defense of our class action lawsuit. Also during the first quarter of fiscal 2003, in connection with the completion of the spin-off of Overhill Farms, we provided for reserves of $176,000 against notes receivable from two of our directors and from an attorney who performed services for us in the past. Also contributing to the reduction in cost was the closing of the corporate office in Addison, Texas during the quarter ended December 31, 2002 and the assignment of parent company functions to Texas Timberjack personnel.

Operating Income. Operating income increased $2,026,000 (284.7%) to income of $1,315,000 for the nine months ended June 30, 2004 from a loss of $712,000 for the comparable period in 2003. The improvement in operating income is the result of an increase in the gross profit margin and an improvement in SG&A expenses. We intend to manage our cost structure with increased emphasis on maintaining gross profit margins as we seek to develop additional revenue opportunities.

Other Income/Expense. Total other income/expense for the nine months ended June 30, 2004 improved $74,000 (8.6%) to $787,000 net expense for the nine months ended June 30, 2004 from $861,000 net expense for the nine months ended June 30, 2003. This change is due to improvement in interest expense and interest and other income, offset by a reduction in gains on asset sales. The gain on asset sale is mostly related to a gain on the sale of timber and land totaling $845,000 experienced in the third quarter of fiscal 2003. There was no comparable gain in the current year. For the nine months ended June 30, 2004, interest and other income improved $193,000 (670.6%) to $165,000 net income in the current year from $28,000 net expense for the nine months ended June 30, 2003. The improvement in interest and other income was partly due to a decline in losses related to Timberjack’s 49.9% owned investment in Tony Currie Construction, LLC, which is accounted for on the equity method. For the nine months ended June 30, 2004, Timberjack recorded a loss of $71,000 related to Timberjack’s investment in the LLC as compared to a loss of $175,000 for the nine months ended June 30, 2003, an improvement of $104,000 (59.4%). Interest expense decreased $714,000 (42.2%) to $978,000 during the nine months ended June 30, 2004, from $1,693,000 expense in the comparable period in the prior year. This reduction in cost resulted from the refinancing of Harold Estes’ note during the first quarter of fiscal year 2004 and the resulting reduction of the interest rate to 5% from 9%. Interest expense on other debt also declined due to a reduction in the average principal outstanding.

Net Income/Loss. The net result for the first nine months of fiscal 2004 was income of $528,000 ($0.03 per share) as compared to a loss of $1,639,000 ($0.09 per share) for the first three quarters of fiscal 2003.

We currently expect to improve on our operating results primarily through (a) improving gross margins achieved by raising our pricing structure on equipment sales (b) growing revenues on profitable equipment lines (c) increasing production and cost efficiencies at the sawmill operations (d) reducing raw timber inventory costs at the sawmill operations (e) reducing SG&A expenses in both segments and (f) pursuing profitable investments relating to the timber industry.

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

Liquidity and Capital Resources

Historically, principal sources of liquidity are cash flows from operations and additional financing capacity. Our cash and cash equivalents decreased by $135,000 to $2,427,000 during the nine months ended June 30, 2004.

During the nine months ended June 30, 2004, our operating activities resulted in cash provided of $2,560,000, as compared to cash provided of $4,030,000 during the first nine months of fiscal 2003. During the current period, the cash provided resulted primarily from operating income ($528,000), noncash expenses ($1,627,000), reduction of prepaid expenses ($346,000) and inventories ($395,000), and increase of accounts payable ($523,000). These increases in cash were offset by funds used by increases in accounts and sales contracts receivable ($768,000) and accrued expenses ($91,000). As of June 30, 2004, we had a working capital deficit of approximately $6,232,000, resulting from the classification in current liabilities of our note and accrued interest to Mr. Estes, which has now been renewed through October 2004.

During the first nine months of fiscal 2004, our investing activities provided cash of approximately $431,000, as compared to a use of cash of $292,000 during the first nine months of fiscal 2003. Our cash provided in the current year was primarily from decreases in notes and other receivables ($592,000) and related party receivables ($34,000), offset by capital expenditures ($195,000).

During the nine months ended June 30, 2004, our financing activities resulted in a use of cash of approximately $3,126,000, as compared to a use of cash of $4,918,000 during the first nine months of fiscal 2003. The use of cash in the current year resulted from repayments on long-term debt of $726,000 and principal payments on the note to Mr. Estes of $2,400,000.

We believe that funds available to us from operations and existing capital resources will be adequate for our operating and capital requirements for at least the next twelve months. Our note payable to Mr. Harold Estes has a balance as of June 30, 2004 of $22.1 million, plus accrued interest, and matures on October 31, 2004. This is a renewal of a note that matured on October 31, 2003. Subsequent to October 31, 2003, we agreed with Mr. Estes to a further extension of the maturity date to October 31, 2004, under substantially the same terms and conditions except for a reduction of the interest rate to 5% from 9%. Interest payable to Mr. Estes as of October 31, 2003, totaling approximately $2.1 million, was added to the principal of the refinanced note. Principal payments of $2.4 million were made during the nine months ended June 30, 2004. As the collateral pledged against the note payable to Mr. Estes represents all of our ownership of our only continuing operation, Mr. Estes’ foreclosure on such collateral upon maturity or thereafter would have a material adverse effect on our ability to continue as a going concern.

Following	is a summarization of our contractual obligations at June 30, 2004:

Future debt maturities at June 30, 2004:

Fiscal Year
Remainder of 2004	$45,010
2005	22,933,508
2006
2007
2008

Total	$22,978,518

Other contractual obligations at June 30, 2004:

In addition to the contractual obligations mentioned above, at June 30, 2004, we had open purchase orders for equipment to be delivered in the subsequent quarter totaling approximately $355,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – Obligations. We are not currently subject to interest rate risk on variable interest rate obligations as of June 30, 2004. However, we are subject to interest rate risk on our fixed interest rate obligations. Based upon outstanding amounts of fixed rate obligations as of June 30, 2004, a hypothetical 10% decrease in average market interest rates would increase the fair value of outstanding fixed rate debt by approximately $36,000.

We do not own, nor do we have an interest in, any other market risk sensitive instruments.

Item 4. Controls and Procedures

The Company was late in filing its Form 10-Q reports for the quarters ended December 31, 2002, March 31, 2003, and June 30, 2003, its Form 10-K report for the fiscal year ended September 30, 2003, and its Form 10-Q report for the quarter ended December 31, 2003. During the time that these reports were due, the Company had a different Board of Directors and Chief Executive Officer. The current Board of Directors and Chief Executive Officer were appointed and elected in March, 2004. The Company was also late in filing the Form 10-Q report for the quarter ended March 31, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number		Description

31	*	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, we filed two reports on Form 8-K. The first was a Form 8-K filed on April 30, 2004, reporting under Item 4 that Langley, Williams & Co., L.L.C. (“LW”) had been engaged as our auditors for the fiscal year ended September 30, 2003. This 8-K also reported, under Item 5, that Mike Boatman, Harold Estes and Don Wier were appointed to our Board of Directors to fill vacancies that resulted from the resignations of four board members. The election of Mike Boatman as President and Chief Executive Officer of the company was also announced. On May 28, 2004, we filed a Form 8-K/A, which amended the April 30, 2004 Form 8-K to clarify, under Item 4, that LW’s hire date was March 31, 2004, and to provide additional information regarding the change in the company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREECON RESOURCES, INC.
(Registrant)

Date: August 13, 2004	By:	/s/ Mike Boatman
Mike Boatman
President and
Chief Executive Officer
(principal executive officer)

Date: August 13, 2004	By:	/s/ Mike Boatman
Mike Boatman
principal financial officer

EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Number	Description
31	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002